Form 10-Q
period 2009-03-31
Weatherford International Ltd./Switzerland
filed 2009-05-07
CIK 1453090

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2009
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
WEATHERFORD INTERNATIONAL LTD.
(Exact name of registrant as specified in its charter)
001-34258
(Commission file number)

Switzerland	98-0606750
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

Alpenstrasse 15, 6300 Zug, Switzerland	Not Applicable
(Address of principal executive offices)	(Zip Code)
Registrant’s telephone number, including area code: +41-41-729-4242
515 Post Oak Boulevard, Houston, Texas 77027-3415
(Former name, former address and former fiscal year, if changed since last report)
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
     Yes ☑ No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
     Yes ☐ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
     Yes ☐ No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:
As of May 4, 2009, there were 698,239,760 shares of Weatherford registered shares, 1.16 Swiss francs par value per share, outstanding.

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
WEATHERFORD INTERNATIONAL LTD. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except par value)

	March 31,	December 31,
	2009	2008
	(unaudited)
ASSETS
Current Assets:
Cash and Cash Equivalents	$161,716	$238,398
Accounts Receivable, Net of Allowance for Uncollectible Accounts of $17,962 and $16,425, Respectively	2,287,519	2,442,848
Inventories	2,231,643	2,088,342
Current Deferred Tax Assets	368,581	270,252
Other Current Assets	643,528	530,442

	5,692,987	5,570,282

Property, Plant and Equipment, Net of Accumulated Depreciation of $2,814,160 and $2,690,996, Respectively	6,261,761	5,922,172
Goodwill	3,521,492	3,530,915
Other Intangible Assets, Net of Accumulated Amortization of $286,464 and $268,857, Respectively	692,505	701,483
Equity Investments	514,707	515,770
Other Assets	261,698	235,891

	$16,945,150	$16,476,513

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current Liabilities:
Short-term Borrowings and Current Portion of Long-term Debt	$382,828	$1,255,947
Accounts Payable	940,625	886,104
Other Current Liabilities	724,320	880,042

	2,047,773	3,022,093
Long-term Debt	5,804,442	4,564,255
Other Liabilities	597,181	524,116

	8,449,396	8,110,464

Shareholders’ Equity:
Shares, CHF 1.16 Par Value, Authorized 1,093,303 Shares, Conditionally Authorized 364,434 Shares, Issued 728,869 Shares at March 31, 2009; Common Shares, $1 Par Value, Authorized 1,000,000 Shares, Issued 728,689 Shares at December 31, 2008	728,869	728,689
Capital in Excess of Par Value	4,061,348	4,059,112
Treasury Shares, Net	(751,674)	(759,477)
Retained Earnings	4,688,887	4,524,085
Accumulated Other Comprehensive Loss	(315,369)	(266,761)

Weatherford Shareholders’ Equity	8,412,061	8,285,648
Noncontrolling Interests	83,693	80,401

	8,495,754	8,366,049

	$16,945,150	$16,476,513

The accompanying notes are an integral part of these condensed consolidated financial statements.

WEATHERFORD INTERNATIONAL LTD. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(UNAUDITED)
(In thousands, except per share amounts)

	Three Months
	Ended March 31,
	2009	2008
Revenues:
Products	$742,900	$829,183
Services	1,513,241	1,366,709

	2,256,141	2,195,892

Costs and Expenses
Cost of Products	569,056	598,790
Cost of Services	965,464	850,888
Research and Development	49,021	42,639
Selling, General and Administrative Attributable to Segments	308,744	240,867
Corporate General and Administrative	53,131	47,174

Operating Income	310,725	415,534

Other Expense:
Interest Expense, Net	(91,063)	(52,803)
Other, Net	(13,539)	499

Income from Continuing Operations Before Income Taxes	206,123	363,230
Provision for Income Taxes	(32,463)	(73,625)

Income from Continuing Operations, Net of Taxes	173,660	289,605
Loss from Discontinued Operation, Net of Taxes	—	(19,868)

Net Income	173,660	269,737
Net Income Attributable to Noncontrolling Interests	(8,858)	(5,536)

Net Income Attributable to Weatherford	$164,802	$264,201

Basic Earnings Per Share Attributable to Weatherford:
Income from Continuing Operations	$0.24	$0.42
Loss from Discontinued Operation	—	(0.03)

Net Income	$0.24	$0.39

Diluted Earnings Per Share Attributable to Weatherford:
Income from Continuing Operations	$0.23	$0.41
Loss from Discontinued Operation	—	(0.03)

Net Income	$0.23	$0.38

Amounts Attributable to Weatherford Registered Shareholders:
Income from Continuing Operations, Net of Taxes	$164,802	$284,069
Loss from Discontinued Operation, Net of Taxes	—	(19,868)

Net Income	$164,802	$264,201

Weighted Average Shares Outstanding:
Basic	698,327	680,190
Diluted	702,636	697,086
The accompanying notes are an integral part of these condensed consolidated financial statements.

WEATHERFORD INTERNATIONAL LTD. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(In thousands)

	Three Months
	Ended March 31,
	2009	2008
Cash Flows from Operating Activities:
Net Income Attributable to Weatherford	$164,802	$264,201
Adjustments to Reconcile Net Income to Net Cash Provided by Operating Activities:
Depreciation and Amortization	201,394	169,288
Gain on Sales of Assets and Businesses, Net	(3,727)	(2,221)
Loss from Discontinued Operation	—	19,868
Employee Share-Based Compensation Expense	26,429	23,474
Excess Tax (Benefits) Deficits from Share-Based Compensation	4,796	(7,555)
Noncontrolling Interests	8,858	5,536
Deferred Income Tax Benefit	(23,594)	(10,514)
Other, Net	4,077	(1,130)
Change in Operating Assets and Liabilities, Net of Effect of Businesses Acquired Accounts Receivable	152,807	(131,985)
Inventories	(147,536)	(151,666)
Accounts Payable	53,453	59,341
Other	(274,027)	(85,974)

Net Cash Provided by Operating Activities – Continuing Operations	167,732	150,663
Net Cash Used by Operating Activities – Discontinued Operation	—	(1,294)

Net Cash Provided by Operating Activities	167,732	149,369

Cash Flows from Investing Activities:
Acquisitions of Businesses, Net of Cash Acquired	(7,094)	(113,013)
Capital Expenditures for Property, Plant and Equipment	(583,719)	(588,639)
Acquisition of Intellectual Property	(11,096)	(2,787)
Acquisition of Equity Investments in Unconsolidated Affiliates	(26,509)	—
Proceeds from Sale of Assets and Businesses, Net	30,616	112,260

Net Cash Used by Investing Activities – Continuing Operations	(597,802)	(592,179)
Net Cash Provided by Investing Activities – Discontinued Operation	—	—

Net Cash Used by Investing Activities	(597,802)	(592,179)

Cash Flows from Financing Activities:
Repayments on Short-term Debt, Net	(873,938)	(585,075)
Borrowings of Long-term Debt, Net	1,231,209	1,487,439
Other Financing Activities, Net	(3,883)	(3,830)

Net Cash Provided by Financing Activities – Continuing Operations	353,388	898,534
Net Cash Provided by Financing Activities – Discontinued Operation	—	—

Net Cash Provided by Financing Activities	353,388	898,534

Net Increase (Decrease) in Cash and Cash Equivalents	(76,682)	455,724
Cash and Cash Equivalents at Beginning of Period	238,398	170,714

Cash and Cash Equivalents at End of Period	$161,716	$626,438

Supplemental Cash Flow Information:
Interest Paid	$98,725	$42,776
Income Taxes Paid, Net of Refunds	128,632	62,418
The accompanying notes are an integral part of these condensed consolidated financial statements.

WEATHERFORD INTERNATIONAL LTD. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(UNAUDITED)
(In thousands)

	Three Months
	Ended March 31,
	2009	2008
Net Income	$173,660	$269,737
Other Comprehensive Income:
Deferred Loss on Derivative Instruments	—	(12,576)
Amortization of Pension Components	1,180	4,636
Foreign Currency Translation Adjustment	(50,060)	4,877
Other	151	40

Comprehensive Income	124,931	266,714
Comprehensive Income Attributable to Noncontrolling Interests	(8,737)	(5,536)

Comprehensive Income Attributable to Weatherford	$116,194	$261,178

The accompanying notes are an integral part of these condensed consolidated financial statements.

WEATHERFORD INTERNATIONAL LTD. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
1. General
     The accompanying unaudited condensed consolidated financial statements of Weatherford International Ltd. and all majority-owned subsidiaries (the “Company”) include all adjustments of a normal recurring nature which, in the opinion of management, are necessary to present fairly the Company’s Condensed Consolidated Balance Sheet at March 31, 2009, Condensed Consolidated Statements of Income, Condensed Consolidated Statements of Comprehensive Income and Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2009 and 2008. Although the Company believes the disclosures in these financial statements are adequate to make the interim information presented not misleading, certain information relating to the Company’s organization and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles have been condensed or omitted in this Form 10-Q pursuant to U.S. Securities and Exchange Commission (“SEC”) rules and regulations. These financial statements should be read in conjunction with the audited consolidated financial statements for the year ended December 31, 2008 and the related notes included in the Company’s Annual Report on Form 10-K. The results of operations for the three months ended March 31, 2009 are not necessarily indicative of the results expected for the full year.
     The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period and disclosure of contingent liabilities. On an ongoing basis, the Company evaluates its estimates, including those related to uncollectible accounts receivable, lower of cost or market of inventories, equity investments, intangible assets and goodwill, property, plant and equipment, income taxes, percentage-of-completion accounting for long-term contracts, self-insurance, pension and post retirement benefit plans and contingent liabilities. The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results could differ from those estimates.
     In February 2009, Weatherford International Ltd., a Bermuda exempted company (“Weatherford Bermuda”), and Weatherford International Ltd., a Swiss joint stock corporation (“Weatherford Switzerland”), completed a share exchange transaction under the terms of a share exchange agreement, dated as of December 10, 2008, effected by way of a scheme of arrangement under Bermuda law, for purposes of changing the Company’s place of incorporation from Bermuda to Switzerland (collectively, the “Transaction”). Pursuant to the Transaction, each common share, par value U.S. $1.00 per share, of Weatherford Bermuda was exchanged for one registered share, par value 1.16 Swiss francs per share, of Weatherford Switzerland. As a result of the Transaction, Weatherford Bermuda became a direct, wholly-owned subsidiary of Weatherford Switzerland.
     Certain reclassifications have been made to conform prior year financial information to the current period presentation. Effective January 1, 2009, the Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 160, Noncontrolling Interests in Consolidated Financial Statements – an amendment of ARB No. 51 (“SFAS No. 160”). SFAS No. 160 establishes accounting and reporting standards for ownership interests in subsidiaries held by parties other than the parent, the amount of consolidated net income attributable to the parent and to the noncontrolling interest, changes in a parent’s ownership interest and the valuation of retained noncontrolling equity investments when a subsidiary is deconsolidated. The statement also establishes reporting requirements that provide sufficient disclosures that clearly identify and distinguish between the interest of the parent and the interest of the noncontrolling owners.
     This standard changed the accounting for and reporting of minority interest (now called noncontrolling interest) in the consolidated financial statements. Upon adoption, certain prior period amounts have been reclassified to conform to the current period financial statement presentation.
2. Business Combinations
     Effective January 1, 2009, the Company adopted SFAS No. 141(R), Business Combination, (“SFAS No. 141(R)”). SFAS No. 141(R) establishes principles and requirements for how a company recognizes assets acquired, liabilities assumed, contractual contingencies and contingent consideration measured at fair value at the acquisition

WEATHERFORD INTERNATIONAL LTD. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
date. The statement also establishes disclosure requirements which will enable users to evaluate the nature and financial effect of the business combination. Due to the fact that SFAS No. 141(R) is applicable to acquisitions completed after January 1, 2009 and the Company did not have any material business combinations this quarter, the adoption of SFAS No. 141(R) did not have a material impact on the Company’s condensed consolidated financial statements.
     The Company has acquired businesses critical to its long-term growth strategy. Results of operations for acquisitions are included in the accompanying Condensed Consolidated Statements of Income from the date of acquisition. The balances included in the Condensed Consolidated Balance Sheets related to recent acquisitions are based on preliminary information and are subject to change when final asset valuations are obtained and the potential for liabilities has been evaluated. Acquisitions are accounted for using the purchase method of accounting and the purchase price is allocated to the net assets acquired based upon their estimated fair values at the date of acquisition.
     In association with a prior acquisition, the Company identified pre-acquisition contingencies related to duties and taxes associated with the importation of certain equipment assets to foreign jurisdictions. At March 31, 2009, the Company has a liability in the amount of $9 million for this matter. If the Company used the high end of the range, the aggregate potential liability would be approximately $10 million higher.
3. Equity Investment Acquisition
     The Company acquired a 33% ownership interest in Premier Business Solutions (“PBS”) in June 2007 for approximately $330 million. PBS conducts business in Russia and is the world’s largest electric submersible pump manufacturer by volume. In January 2008, the Company sold its electrical submersible pumps (“ESP”) product line to PBS and received a combination of cash and an additional equity investment in PBS in consideration of the sale. This transaction increased the Company’s ownership percentage to approximately 40%. The Company’s investment in PBS is included in Equity Investments in the accompanying Condensed Consolidated Balance Sheets at March 31, 2009 and December 31, 2008.
4. Discontinued Operations
     In 2007, the Company’s management approved a plan to sell its oil and gas development and production business. The Company finalized the divestiture of the business in June 2008. Included in the loss for the three months ended March 31, 2008, is approximately $19 million, net of taxes, incurred in connection with the settlement of a legal dispute regarding the business.
5. Inventories
     The components of inventory were as follows:

	March 31,	December 31,
	2009	2008
	(In thousands)
Raw materials, components and supplies	$415,286	$430,352
Work in process	160,483	152,864
Finished goods	1,655,874	1,505,126

	$2,231,643	$2,088,342

     Work in process and finished goods inventories include the cost of materials, labor and plant overhead.

WEATHERFORD INTERNATIONAL LTD. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
6. Goodwill
     Goodwill is evaluated for impairment on at least an annual basis. The Company performs its annual goodwill impairment test as of October 1. In addition, the Company updated its goodwill impairment test in December 2008 as a result of the decline in its common share price during the fourth quarter of 2008. The Company’s 2008 impairment tests indicated goodwill was not impaired. The Company will continue to test its goodwill annually as of October 1 unless events occur or circumstances change between annual tests that would more likely than not reduce the fair value of a reporting unit below its carrying amount.
     The changes in the carrying amount of goodwill for the three months ended March 31, 2009 were as follows:

		Middle East/	Europe/
	North	North Africa/	West Africa/	Latin
	America	Asia	CIS	America	Total
	(In thousands)
As of December 31, 2008	$1,813,710	$675,558	$734,930	$306,717	$3,530,915
Acquisitions	—	—	—	—	—
Disposals	—	—	—	—	—
Purchase price and other adjustments	(1,154)	3,225	1,575	(5,261)	(1,615)
Foreign currency translation	(6,292)	512	(1,951)	(77)	(7,808)

As of March 31, 2009	$1,806,264	$679,295	$734,554	$301,379	$3,521,492

7. Short-term Borrowings and Current Portion of Long-term Debt
     The components of short-term borrowings were as follows:

	March 31,	December 31,
	2009	2008
	(In thousands)
Revolving credit facilities	$253,000	$1,068,000
Commercial paper program	72,967	127,884
Other short-term bank loans	44,076	44,205

Total short-term borrowings	370,043	1,240,089
Current portion of long-term debt	12,785	15,858

Short-term borrowings and current portion of long-term debt	$382,828	$1,255,947

     In January 2009, the Company completed a $1.25 billion long-term debt offering comprised of (i) $1 billion of 9.625% senior notes due in 2019 (“9.625% Senior Notes”) and (ii) $250 million of 9.875% senior notes due in 2039 (“9.875% Senior Notes”). Net proceeds of $1.23 billion were used to repay short-term borrowings and for general corporate purposes. Interest on these notes is due semi-annually on March 1 and September 1 of each year.
     The Company maintains various revolving credit facilities with syndicates of banks. These facilities allow for an aggregate availability of $2.3 billion, and can be used for a combination of borrowings, support of the Company’s commercial paper program and issuances of letters of credit. Facilities with $550 million in availability will mature in October 2009 and the remaining facilities mature in May 2011. There were $91 million in outstanding letters of credit under these facilities at March 31, 2009.

WEATHERFORD INTERNATIONAL LTD. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
     These borrowing facilities require the Company to maintain a debt-to-capitalization ratio of less than 60% and contain other covenants and representations customary for an investment-grade commercial credit. The Company was in compliance with these covenants at March 31, 2009.
     The Company has a $1.5 billion commercial paper program under which it may from time to time issue short-term unsecured notes. The commercial paper program is supported by the Company’s revolving credit facilities. The weighted average interest rate related to outstanding commercial paper issuances at March 31, 2009 was 0.5%.
     The Company has short-term borrowings with various domestic and international institutions pursuant to uncommitted facilities. At March 31, 2009, the Company had $44 million in short-term borrowings outstanding under these arrangements with a weighted average interest rate of 4.8%. In addition, the Company had $194 million of letters of credit and bid and performance bonds outstanding under these uncommitted facilities.
     The Company’s short-term borrowings approximate their fair value at March 31, 2009 and December 31, 2008.
8. Financial Instruments and Fair Value Measures
     Effective January 1, 2009, the Company adopted SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities (“SFAS No. 161”). SFAS No. 161 requires enhanced disclosures about an entity’s derivative and hedging activity. Entities are required to provide enhanced disclosures about how and why they use derivative instruments, how derivative instruments and related hedged items are accounted for under SFAS No. 133 and how derivative instruments and related hedged items affect an entity’s financial position, financial performance and cash flows.
     The Company is exposed to market risk from changes in foreign currency and changes in interest rates. From time to time, the Company may enter into derivative financial instrument transactions to manage or reduce its market risk, but does not enter into derivative transactions for speculative purposes. The Company manages its debt portfolio to achieve an overall desired position of fixed and floating rates and may employ interest rate swaps as a tool to achieve that goal. The major risks from interest rate derivatives include changes in the interest rates affecting the fair value of such instruments, potential increases in interest expense due to market increases in floating interest rates and the creditworthiness of the counterparties in such transactions. The counterparties to the Company’s interest rate swaps are multinational commercial banks.
     Interest Rate Swaps
     In December 2008, the Company entered into an interest rate swap agreement on an aggregate notional amount of $150 million against one of its revolving credit facilities. This agreement was outstanding at March 31, 2009. The fair value of the interest rate swap at March 31, 2009 resulted in an asset of less than $0.1 million.
     Upon completion of the long-term debt offering in March 2008, the Company entered into interest rate swap agreements on an aggregate notional amount of $500 million against its 5.15% senior notes due in 2013 (“5.15% Senior Notes”). These agreements were terminated in December 2008. As a result of these terminations, the Company received cash proceeds, net of accrued interest, of $12 million. The gain associated with this interest rate swap termination has been deferred and will be amortized to interest expense over the remaining term of the 5.15% Senior Notes.
     Cash Flow Hedges
     In March 2008, the Company entered into interest rate derivative instruments for a notional amount of $500 million to hedge projected exposures to interest rates in anticipation of the issuance of the 7.00% senior notes due in 2038 (“7.00% Senior Notes”). Those hedges were terminated in March 2008 at the time of the issuance. The Company paid a cash settlement of $13 million at termination, and the loss on these hedges is being amortized to interest expense over the life of the 7.00% Senior Notes.

WEATHERFORD INTERNATIONAL LTD. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
     Other Derivative Instruments
     As of March 31, 2009, the Company had several foreign currency forward contracts and two option contracts with notional amounts aggregating $394 million, which were entered into to hedge exposure to currency fluctuations in various foreign currencies, including, but not limited to, the British pound sterling, the Canadian dollar, the euro and the Norwegian kroner. The total estimated fair value of these contracts at March 31, 2009 resulted in a net liability of $10 million. These derivative instruments were not designated as hedges and the changes in fair value of the contracts are recorded each period in Other, net in the accompanying Condensed Consolidated Statements of Income.
     In addition, after the closing of the acquisition of Precision Energy Services and Precision Drilling International, the Company entered into a series of cross-currency swaps between the U.S. dollar and Canadian dollar to hedge certain exposures to the Canadian dollar created as a result of the acquisition. At March 31, 2009, the Company had notional amounts outstanding of $168 million. The total estimated fair value of these contracts at March 31, 2009 resulted in an asset of $5 million. These derivative instruments were not designated as hedges and the changes in fair value of the contracts are recorded each period in the accompanying Condensed Consolidated Statements of Income.
     Effective January 1, 2008, the Company adopted SFAS No. 157, Fair Value Measurements, (“SFAS No. 157”) as it relates to financial assets and financial liabilities. In February 2008, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position No. FAS 157-2, Effective Date of FASB Statement No. 157, which delayed the effective date of SFAS No. 157 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on at least an annual basis, until January 1, 2009 for calendar year-end entities.
     On January 1, 2009, the Company adopted without material impact on its condensed consolidated financial statements the provisions of SFAS No. 157 related to nonfinancial assets and nonfinancial liabilities not recognized or disclosed at fair value in the financial statements on a recurring basis, which include those measured at fair value in goodwill impairment testing, indefinite-lived intangible assets measured at fair value for impairment assessment, nonfinancial long-lived assets measured at fair value for impairment assessment and those initially measured at fair value in a business combination.
     SFAS No. 157 defines fair value, establishes a framework for measuring fair value under generally accepted accounting principals and expands disclosures about fair value measurements. The provisions of this standard apply to other accounting pronouncements that require or permit fair value measurements. The adoption of SFAS No. 157 had no impact on the Company’s consolidated financial position, results of operations and cash flows.
     SFAS No. 157 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. SFAS No. 157 establishes a fair value hierarchy that distinguishes between market participant assumptions developed based on market data obtained from independent sources (observable inputs) and an entity’s own assumptions about market participant assumptions developed based on the best information available in the circumstances (unobservable inputs). The fair value hierarchy consists of three broad levels, which gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1) and the lowest priority to unobservable inputs (Level 3).
     In accordance with SFAS No. 157 and SFAS No. 161, the following table presents the Company’s assets and liabilities (along with their balance sheet classification) that are measured and recognized at fair value on a recurring basis classified under the appropriate level of the fair value hierarchy as of March 31, 2009:

WEATHERFORD INTERNATIONAL LTD. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

		March 31, 2009
	Level 1	Level 2	Level 3	Total
	(In thousands)
Other Current Assets:
Foreign exchange contracts	$—	$10,166	$—	$10,166

Other Assets:
Cross-currency swaps	—	4,519	—	4,519
Other investments	—	29,732	—	29,732

	—	34,251	—	34,251

Other Current Liabilities:
Foreign exchange contracts	—	20,189	—	20,189
9. Income Taxes
     The Company’s effective tax rates were 15.7% and 20.3% for the three months ended March 2009 and 2008, respectively. The decrease in the effective tax rate is due to the decrease in earnings in certain jurisdictions and benefits realized from the refinement of the Company’s international tax structure.
10. Shareholders’ Equity
     The following summarizes the Company’s shareholders’ equity activity for the period presented:

			Noncontrolling
	Total	Company	Interests in
	Shareholders’	Shareholders’	Consolidated
	Equity	Equity	Subsidiaries
		(In thousands)
Balance at December 31, 2008	$8,366,049	$8,285,648	$80,401

Comprehensive Income:
Net Income	173,660	164,802	8,858
Amortization of Pension Components	1,180	1,180	—
Foreign Currency Translation Adjustments	(50,060)	(49,939)	(121)
Other	151	151	—

Comprehensive Income	124,931	116,194	8,737
Transactions with Shareholders	10,219	10,219	—
Dividends paid to Noncontrolling Interests	(5,500)	—	(5,500)
Other	55	—	55

Balance at March 31, 2009	$8,495,754	$8,412,061	$83,693

11. Earnings Per Share
     Basic earnings per share for all periods presented equals net income divided by the weighted average number of the Company’s registered shares, par value 1.16 Swiss Francs (“CHF”) (“Registered Shares”) outstanding during the period. Diluted earnings per share is computed by dividing net income by the weighted average number of Registered Shares outstanding during the period, as adjusted for the dilutive effect of the Company’s stock option and restricted share plans and warrant.
     Effective January 1, 2009, the Company implemented FASB Staff Position (“FSP”) EITF 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities,

WEATHERFORD INTERNATIONAL LTD. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(“FSP EITF 03-6-1”). FSP EITF 03-6-1 addresses whether instruments granted in share-based payment transactions are participating securities. Under the guidance of FSP EITF 03-6-1, unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents, whether paid or unpaid, are participating securities and shall be included in the computation of earnings-per-share pursuant to the two-class method. Accordingly, the Company now includes its restricted share awards that contain the right to vote and receive dividends in the computation of both basic and diluted earnings per share. FSP EITF 03-6-1 has not been applied to prior periods as the impact is immaterial.
     The Company’s Board of Directors approved a two-for-one share split of its common shares effected through a share dividend. Shareholders of record on May 9, 2008 were entitled to the dividend, which was distributed on May 23, 2008. All share and option amounts included in the accompanying consolidated financial statements and related notes reflect the effect of the share split.
     The following reconciles basic and diluted weighted average shares outstanding:

	Three Months
	Ended March 31,
	2009	2008
	(In thousands)
Basic weighted average shares outstanding	698,327	680,190
Dilutive effect of:
Warrant	—	6,946
Stock options and restricted shares	4,309	9,950

Diluted weighted average shares outstanding	702,636	697,086

     The diluted earning per share calculation excludes 19 million potential shares for the three months ended March 31, 2009, due to their antidilutive effect. Antidilutive potential shares were not significant for the three months ended March 31, 2008.
12. Share-Based Compensation
     The Company recognized the following employee share-based compensation expense during the three months ended March 31, 2009 and 2008:

	Ended March 31,
	2009	2008
	(In thousands)
Share-based compensation	$26,429	$23,474
Related tax benefit	9,250	8,216
     During the three months ended March 31, 2009, the Company granted 4 million restricted share awards and units at a weighted average grant date fair value of $11.38 per share.
     As of March 31, 2009, there was $264 million of total unrecognized compensation cost related to the Company’s unvested stock options and restricted share grants. This cost is expected to be recognized over a weighted-average period of 2 years.

WEATHERFORD INTERNATIONAL LTD. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
13. Retirement and Employee Benefit Plans
     The Company has defined benefit pension and other post-retirement benefit plans covering certain employees. The components of net periodic benefit cost for the three months ended March 31, 2009 and 2008 were as follows:

		Three Months Ended March 31,
	2009		2008
	United		United
	States	International	States	International
		(In thousands)
Service cost	$875	$1,604	$720	$3,488
Interest cost	1,706	1,596	1,511	2,610
Expected return on plan assets	(165)	(954)	(179)	(2,306)
Amortization of transition obligation	—	(1)	—	(1)
Amortization of prior service cost (credit)	458	(11)	458	(20)
Amortization of loss	1,025	228	964	101
Curtailment/settlement loss	—	—	5,621	—

Net periodic benefit cost	$3,899	$2,462	$9,095	$3,872

     The Company previously disclosed in its financial statements for the year ended December 31, 2008, that it expected to contribute approximately $10 million to its pension and other postretirement benefit plans during 2009. Due to the amendment of one of our foreign plans, the Company currently anticipates total 2009 contributions for the defined benefit plans to approximate $6 million. As of March 31, 2009, the Company has contributed approximately $1 million to these plans.
14. Segment Information
     Financial information by segment is summarized below. Revenues are attributable to countries based on the ultimate destination of the sale of products or performance of services. The accounting policies of the segments are the same as those described in the summary of significant accounting policies.

	Three Months Ended March 31, 2009
	Net	Income	Depreciation
	Operating	from	and
	Revenues	Operations	Amortization
		(In thousands)
North America	$837,353	$123,036	$75,098
Middle East/North Africa/Asia	581,946	134,026	57,634
Europe/West Africa/CIS	368,843	74,943	34,678
Latin America	467,999	92,217	30,442

	2,256,141	424,222	197,852
Corporate and Research and Development	—	(88,620)	3,542
Other (a)	—	(24,877)	—

Total	$2,256,141	$310,725	$201,394

WEATHERFORD INTERNATIONAL LTD. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

	Three Months Ended March 31, 2008
	Net	Income	Depreciation
	Operating	from	and
	Revenues	Operations	Amortization
		(In thousands)
North America	$1,090,362	$291,653	$74,787
Middle East/North Africa/Asia	521,884	120,674	45,736
Europe/West Africa/CIS	347,629	93,213	26,621
Latin America	236,017	60,498	19,682

	2,195,892	566,038	166,826
Corporate and Research and Development	—	(76,271)	2,462
Other (b)	—	(74,233)	—

Total	$2,195,892	$415,534	$169,288

(a)	The three months ended March 31, 2009 includes $13 million for costs incurred in connection with on-going investigations by the U.S. government and $12 million for severance charges associated with reorganization activities.

(b)	The three months ended March 31, 2008 includes $51 million for costs incurred in connection with the Company’s exit from sanctioned countries, $15 million for severance charges associated with reorganization activities and $8 million in costs incurred in connection with on-going investigations by the U.S. government.

WEATHERFORD INTERNATIONAL LTD. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
15. Disputes, Litigation and Contingencies
     U.S. Government and Internal Investigations
     The Company is currently involved in government and internal investigations involving various areas of its operations. The Company participated in the United Nations oil-for-food program governing sales of goods and services into Iraq. The SEC and the U.S. Department of Justice (“DOJ”) are conducting investigations of the Company’s participation in the oil-for-food program and have subpoenaed certain documents in connection with these investigations. The Company is cooperating fully with these investigations. The Company has retained legal counsel, reporting to its audit committee, to investigate this matter. These investigations are ongoing, and the Company cannot anticipate the timing, outcome or possible impact of these investigations, financial or otherwise.
     The U.S. Department of Commerce, Bureau of Industry & Security, Office of Foreign Assets Control and the DOJ are investigating allegations of improper sales of products and services by the Company and its subsidiaries in sanctioned countries. The Company is cooperating fully with this investigation. The Company has retained legal counsel, reporting to its audit committee, to investigate this matter. This investigation is ongoing, and the Company cannot anticipate the timing, outcome or possible impact of the investigation, financial or otherwise.
     In light of this investigation and of the current U.S. and foreign policy environment and the inherent uncertainties surrounding these countries, the Company decided in September 2007 to direct its foreign subsidiaries to discontinue doing business in countries that are subject to U.S. economic and trade sanctions, including Cuba, Iran, Sudan and Syria. Effective September 2007, the Company ceased entering into any new contracts relating to these countries and began an orderly discontinuation and winding down of its existing business in these sanctioned countries. Effective March 31, 2008, the Company completed its withdrawal from these countries.
     With the assistance of outside counsel and in connection with the U.S. government investigations, the Company is conducting investigations regarding the embezzlement of approximately $175,000 at a European subsidiary and the possible improper use of these funds, including possible payments to government officials in Europe, during the period from 2000 to 2004, and the Company’s compliance with the Foreign Corrupt Practices Act and other laws worldwide. As part of these investigations, the Company has also uncovered potential violations of U.S. law in connection with a joint venture in Angola. These investigations are ongoing, and the Company cannot anticipate the timing, outcome or possible impact, if any, of the investigations, financial or otherwise. The Company has informed the SEC and the DOJ of these investigations, and the results of the investigations will be provided to the SEC and DOJ.
     The DOJ, SEC and other agencies and authorities have a broad range of civil and criminal penalties they may seek to impose against corporations and individuals for violations of trading sanctions laws, the Foreign Corrupt Practices Act and other federal statutes including, but not limited to, injunctive relief, disgorgement, fines, penalties and modifications to business practices and compliance programs. In recent years, these agencies and authorities have entered into agreements with, and obtained a range of penalties against, several public corporations and individuals in similar investigations, under which civil and criminal penalties were imposed, including in some cases fines and other penalties and sanctions in the tens and hundreds of millions of dollars. Under trading sanctions laws, the DOJ may also seek to impose modifications to business practices, including immediate cessation of all business activities in sanctioned countries, and modifications to compliance programs, which may increase compliance costs. In addition, the Company’s activities in sanctioned countries, such as Sudan and Iran, could result in certain investors, such as government sponsored pension funds, divesting or not investing in its registered shares. Based on available information, the Company cannot predict what, if any, actions the DOJ, SEC or other authorities may take in its situation or the effect any such actions may have on its consolidated financial position or results of operations. To the extent the Company violated U.S. export regulations, fines and other penalties may be imposed. Because these matters are now pending before the indicated agencies, there can be no assurance that actual fines or penalties, if any, will not have a material adverse affect on its business, financial condition, liquidity or results of operations.
     During the three months ended March 31, 2009 and 2008, the Company incurred $13 million and $8 million, respectively, in connection with these on-going investigations. In addition, the Company incurred $51 million for costs incurred in connection with our exit from sanctioned countries during the three months ended March 31, 2008.

WEATHERFORD INTERNATIONAL LTD. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
     Other Litigation and Disputes
     The Company is aware of various disputes and potential claims and is a party in various litigation involving claims against the Company, some of which are covered by insurance. Based on facts currently known, the Company believes that the ultimate liability, if any, which may result from known claims, disputes and pending litigation, would not have a material adverse effect on the Company’s consolidated financial position, results of operations or cash flows.
16. New Accounting Pronouncements
     In December 2008, the FASB issued FSP SFAS 132(R)-1, Employers’ Disclosures about Postretirement Benefit Plan Assets (“FSP SFAS No. 132(R)-1”). This FSP amends the disclosure requirements for employer’s disclosure of plan assets for defined benefit pensions and other postretirement plans. The objective of this FSP is to provide users of financial statements with an understanding of how investment allocation decisions are made, the major categories of plan assets held by the plans, the inputs and valuation techniques used to measure the fair value of plan assets, significant concentration of risk within the Company’s plan assets, and for fair value measurements determined using significant unobservable inputs a reconciliation of changes between the beginning and ending balances. FSP SFAS No. 132(R)-1 is effective for fiscal years ending after December 15, 2009. The Company will adopt the new disclosure requirements in the 2009 annual reporting period.
17. Condensed Consolidating Financial Statements
     During the first quarter of 2009, the Company completed a transaction that changed its place of incorporation from Bermuda to Switzerland. A new Swiss corporation named Weatherford International Ltd. was formed and is now the ultimate parent (“Weatherford Switzerland”) of the Weatherford group. It guarantees the obligations of Weatherford International Ltd. incorporated in Bermuda (“Weatherford Bermuda”) and Weatherford International, Inc. incorporated in Delaware (“Weatherford Delaware”) noted below.
     The following obligations of Weatherford Delaware were guaranteed by Weatherford Bermuda at March 31, 2009 and December 31, 2008: (i) the 6.625% Senior Notes, (ii) the 5.95% Senior Notes, (iii) the 6.35% Senior Notes and (iv) the 6.80% Senior Notes.
     The following obligations of Weatherford Bermuda were guaranteed by Weatherford Delaware at March 31, 2009: (i) the revolving credit facilities, (ii) the 4.95% Senior Notes, (iii) the 5.50% Senior Notes, (iv) the 6.50% Senior Notes, (v) the 5.15% Senior Notes, (vi) the 6.00% Senior Notes, (vii) the 7.00% Senior Notes and (viii) the 9.625% Senior Notes, (ix) the 9.875% Senior Notes and (x) issuances of notes under the commercial paper program.
     The following obligations of Weatherford Bermuda were guaranteed by Weatherford Delaware at December 31, 2008: (i) the revolving credit facilities, (ii) the 4.95% Senior Notes, (iii) the 5.50% Senior Notes, (iv) the 6.50% Senior Notes, (v) the 5.15% Senior Notes, (vi) the 6.00% Senior Notes, (vii) the 7.00% Senior Notes and (viii) issuances of notes under the commercial paper program.
     As a result of these guarantee arrangements, the Company is required to present the following condensed consolidating financial information. The accompanying guarantor financial information is presented on the equity method of accounting for all periods presented. Under this method, investments in subsidiaries are recorded at cost and adjusted for the Company’s share in the subsidiaries’ cumulative results of operations, capital contributions and distributions and other changes in equity. Elimination entries relate primarily to the elimination of investments in subsidiaries and associated intercompany balances and transactions. Certain prior year amounts have been reclassified to conform to the current year presentation.

WEATHERFORD INTERNATIONAL LTD. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
Condensed Consolidating Balance Sheet
March 31, 2009
(unaudited)
(In thousands)

				Other
	Parent	Bermuda	Delaware	Subsidiaries	Eliminations	Consolidation
ASSETS

Current Assets:
Cash and Cash Equivalents	$102	$26	$126	$161,462	$—	$161,716
Other Current Assets	—	11,905	81,639	5,437,727	—	5,531,271

	102	11,931	81,765	5,599,189	—	5,692,987

Equity Investments in Affiliates	8,450,484	14,833,800	6,407,976	12,280,321	(41,972,581)	—
Shares Held in Parent	—	—	125,717	625,957	(751,674)	—
Intercompany Receivables, Net	—	1,618,187	1,070,688	—	(2,688,875)	—
Other Assets	—	66,369	184,301	11,001,493	—	11,252,163

	$8,450,586	$16,530,287	$7,870,447	$29,506,960	$(45,413,130)	$16,945,150

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current Liabilities:
Short-term Borrowings and Current Portion of Long-term Debt	$—	$226,546	$1,785	$154,497	$—	$382,828
Accounts Payable and Other Current Liabilities	—	38,794	87,230	1,538,921	—	1,664,945

	—	265,340	89,015	1,693,418	—	2,047,773
Long-term Debt	—	3,943,172	1,849,126	12,144	—	5,804,442
Intercompany Payables, Net	4,743	—	—	2,684,132	(2,688,875)	—
Other Long-term Liabilities	—	113,661	2,450	481,070	—	597,181

	4,743	4,322,173	1,940,591	4,870,764	(2,688,875)	8,449,396

Weatherford Shareholders’ Equity	8,445,843	12,208,114	5,929,856	24,552,503	(42,724,255)	8,412,061
Noncontrolling Interests	—	—	—	83,693	—	83,693

	$8,450,586	$16,530,287	$7,870,447	$29,506,960	$(45,413,130)	$16,945,150

WEATHERFORD INTERNATIONAL LTD. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
Condensed Consolidating Balance Sheet
December 31, 2008
(In thousands)

			Other
	Bermuda	Delaware	Subsidiaries	Eliminations	Consolidation
ASSETS

Current Assets:
Cash and Cash Equivalents	$24	$50	$238,324	$—	$238,398
Other Current Assets	11,547	90,626	5,229,711	—	5,331,884

	11,571	90,676	5,468,035	—	5,570,282

Equity Investments in Affiliates	14,335,661	6,231,144	12,611,943	(33,178,748)	—
Shares Held in Parent	—	133,519	625,958	(759,477)	—
Intercompany Receivables, Net	1,289,507	906,534	—	(2,196,041)	—
Other Assets	59,325	184,869	10,662,037	—	10,906,231

	$15,696,064	$7,546,742	$29,367,973	$(36,134,266)	$16,476,513

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current Liabilities:
Short-term Borrowings and Current Portion of Long-term Debt	$781,443	$1,758	$472,746	$—	$1,255,947
Accounts Payable and Other Current Liabilities	59,534	39,764	1,666,848	—	1,766,146

	840,977	41,522	2,139,594	—	3,022,093
Long-term Debt	2,701,747	1,849,428	13,080	—	4,564,255
Intercompany Payables, Net	—	—	2,196,041	(2,196,041)	—
Other Long-term Liabilities	110,627	2,502	410,987	—	524,116

	3,653,351	1,893,452	4,759,702	(2,196,041)	8,110,464

Weatherford Shareholders’ Equity	12,042,713	5,653,290	24,527,870	(33,938,225)	8,285,648
Noncontrolling Interests	—	—	80,401	—	80,401

	$15,696,064	$7,546,742	$29,367,973	$(36,134,266)	$16,476,513

WEATHERFORD INTERNATIONAL LTD. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
Condensed Consolidating Statements of Income
Three Months Ended March 31, 2009
(unaudited)
(In thousands)

				Other
	Parent	Bermuda	Delaware	Subsidiaries	Eliminations	Consolidation
Revenues	$—	$—	$—	$2,256,141	$—	$2,256,141
Costs and Expenses	(34)	(6,508)	(344)	(1,938,530)	—	(1,945,416)

Operating Income (Loss)	(34)	(6,508)	(344)	317,611	—	310,725

Other Income (Expense):
Interest Expense, Net	—	(64,052)	(28,432)	1,421	—	(91,063)
Intercompany Charges, Net	—	71,124	—	(71,124)	—	—
Equity in Subsidiary Income	164,836	166,556	176,793	—	(508,185)	—
Other, Net	—	(2,284)	(287)	(10,968)	—	(13,539)

Income (Loss) from Continuing Operations Before Income Taxes	164,802	164,836	147,730	236,940	(508,185)	206,123
Provision for Income Taxes	—	—	18,826	(51,289)	—	(32,463)

Income (Loss) from Continuing Operations	164,802	164,836	166,556	185,651	(508,185)	173,660
Loss from Discontinued Operation, Net of Taxes	—	—	—	—	—	—

Net Income (Loss)	164,802	164,836	166,556	185,651	(508,185)	173,660
Noncontrolling Interests	—	—	—	(8,858)	—	(8,858)

Net Income Attributable to Weatherford	$164,802	$164,836	$166,556	$176,793	$(508,185)	$164,802

WEATHERFORD INTERNATIONAL LTD. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
Condensed Consolidating Statements of Income
Three Months Ended March 31, 2008
(unaudited)
(In thousands)

			Other
	Bermuda	Delaware	Subsidiaries	Eliminations	Consolidation
Revenues	$—	$—	$2,195,892	$—	$2,195,892
Costs and Expenses	(12,155)	(690)	(1,767,513)	—	(1,780,358)

Operating Income (Loss)	(12,155)	(690)	428,379	—	415,534

Other Income (Expense):
Interest Expense, Net	(22,696)	(29,645)	(462)	—	(52,803)
Intercompany Charges, Net	2,995	—	(2,995)	—	—
Equity in Subsidiary Income	283,120	303,252	—	(586,372)	—
Other, Net	12,966	(257)	(12,210)	—	499

Income (Loss) from Continuing Operations Before Income Taxes	264,230	272,660	412,712	(586,372)	363,230
Provision for Income Taxes	(29)	10,460	(84,056)	—	(73,625)
Loss from Discontinued Operation, Net of Taxes	—	—	(19,868)	—	(19,868)

Net Income (Loss)	264,201	283,120	308,788	(586,372)	269,737
Noncontrolling Interests	—	—	(5,536)	—	(5,536)

Net Income Attributable to Weatherford	$264,201	$283,120	$303,252	$(586,372)	$264,201

WEATHERFORD INTERNATIONAL LTD. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
Condensed Consolidating Statement of Cash Flows
Three Months Ended March 31, 2009
(unaudited)
(In thousands)

				Other
	Parent	Bermuda	Delaware	Subsidiaries	Eliminations	Consolidation
Cash Flows from Operating Activities:
Net Income (Loss) Attributable to Weatherford	$164,802	$164,836	$166,556	$176,793	$(508,185)	$164,802
Adjustments to Reconcile Net Income (Loss) to Net Cash Provided (Used) by Operating Activities:
Charges from Parent or Subsidiary	—	(71,124)	—	71,124	—	—
(Gain) Loss from Discontinued Operations	—	—	—	—	—	—
Equity in (Earnings) Loss of Affiliates	(164,836)	(166,556)	(176,793)	—	508,185	—
Deferred Income Tax Provision (Benefit)	—	—	8,986	(32,580)	—	(23,594)
Other Adjustments	34	(25,302)	109,523	(57,731)	—	26,524

Net Cash Provided (Used) by Operating Activities-Continuing Operations	—	(98,146)	108,272	157,606	—	167,732
Net Cash Used by Operating Activities– Discontinued Operations	—	—	—	—	—	—

Net Cash Provided (Used) by Operating Activities	—	(98,146)	108,272	157,606	—	167,732

Cash Flows from Investing Activities:
Acquisitions of Businesses, Net of Cash Acquired	—	—	—	(7,094)	—	(7,094)
Capital Expenditures for Property, Plant and Equipment	—	—	—	(583,719)	—	(583,719)
Acquisition of Intellectual Property	—	—	—	(11,096)	—	(11,096)
Purchase of Equity Investment in Unconsolidated Affiliate	—	—	—	(26,509)	—	(26,509)
Proceeds from Sale of Assets and Businesses, Net	—	—	—	30,616	—	30,616
Capital Contribution to Subsidiary	—	(331,584)	(39)	—	331,623	—

Net Cash Provided (Used) by Investing Activities-Continuing Operations	—	(331,584)	(39)	(597,802)	331,623	(597,802)
Net Cash Provided by Investing Activities-Discontinued Operations	—	—	—	—	—	—

Net Cash Provided (Used) by Investing Activities	—	(331,584)	(39)	(597,802)	331,623	(597,802)

Cash Flows from Financing Activities:
Borrowings of (Repayments on) Short-term Debt, Net	—	(554,898)	27	(319,067)	—	(873,938)
Borrowings of (Repayments on) Long-term Debt, Net	—	1,233,301	—	(2,092)	—	1,231,209
Borrowings (Repayments) Between Subsidiaries, Net	—	(248,671)	(104,301)	352,972	—	—
Proceeds from Capital Contribution	—	—	—	331,623	(331,623)	—
Other, Net	—	—	(3,883)	—	—	(3,883)

Net Cash Provided (Used) by Financing Activities – Continuing Operations	—	429,732	(108,157)	363,436	(331,623)	353,388
Net Cash Provided (Used) by Financing Activities – Discontinued Operations	—	—	—	—	—	—

Net Cash Provided (Used) by Financing Activities	—	429,732	(108,157)	363,436	(331,623)	353,388

Net Increase (Decrease) in Cash and Cash Equivalents	—	2	76	(76,760)	—	(76,682)
Cash and Cash Equivalents at Beginning of Year	102	24	50	238,222	—	238,398

Cash and Cash Equivalents at End of Year	$102	$26	$126	$161,462	$—	$161,716

WEATHERFORD INTERNATIONAL LTD. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
Condensed Consolidating Statement of Cash Flows
Three Months Ended March 31, 2008
(unaudited)
(In thousands)

			Other
	Bermuda	Delaware	Subsidiaries	Eliminations	Consolidation
Cash Flows from Operating Activities:
Net Income (Loss) Attributable to Weatherford	$264,201	$283,120	$303,252	$(586,372)	$264,201
Adjustments to Reconcile Net Income (Loss) to Net Cash Provided (Used) by Operating Activities:
Charges from Parent or Subsidiary	(2,995)	—	2,995	—	—
(Gain) Loss from Discontinued Operations	—	—	19,868	—	19,868
Equity in (Earnings) Loss of Affiliates	(283,120)	(303,252)	—	586,372	—
Deferred Income Tax Provision (Benefit)	—	(251)	(10,263)	—	(10,514)
Other Adjustments	(23,138)	19,152	(118,906)	—	(122,892)

Net Cash Provided (Used) by Operating Activities-Continuing Operations	(45,052)	(1,231)	196,946	—	150,663
Net Cash Used by Operating Activities- Discontinued Operations	—	—	(1,294)	—	(1,294)

Net Cash Provided (Used) by Operating Activities	(45,052)	(1,231)	195,652	—	149,369

Cash Flows from Investing Activities:
Acquisitions of Businesses, Net of Cash Acquired	—	—	(113,013)	—	(113,013)
Capital Expenditures for Property, Plant and Equipment	—	—	(588,639)	—	(588,639)
Acquisition of Intellectual Property	—	—	(2,787)	—	(2,787)
Purchase of Equity Investment in Unconsolidated Affiliate	—	—	—	—	—
Proceeds from Sale of Assets and Businesses, Net	—	—	112,260	—	112,260
Capital Contribution to Subsidiary	(103,043)	(5,000)	—	108,043	—

Net Cash Provided (Used) by Investing Activities-Continuing Operations	(103,043)	(5,000)	(592,179)	108,043	(592,179)
Net Cash Provided by Investing Activities- Discontinued Operations	—	—	—	—	—

Net Cash Provided (Used) by Investing Activities	(103,043)	(5,000)	(592,179)	108,043	(592,179)

Cash Flows from Financing Activities:
Borrowings of (Repayments on) Short-term Debt, Net	(481,612)	(21,521)	(81,942)	—	(585,075)
Borrowings of (Repayments on) Long-term Debt, Net	1,483,931	(285)	3,793	—	1,487,439
Borrowings (Repayments) Between Subsidiaries, Net	(375,912)	18,603	357,309	—	—
Proceeds from Capital Contribution	—	—	108,043	(108,043)	—
Other, Net	(12,576)	8,746	—	—	(3,830)

Net Cash Provided (Used) by Financing Activities — Continuing Operations	613,831	5,543	387,203	(108,043)	898,534
Net Cash Provided (Used) by Financing Activities — Discontinued Operations	—	—	—	—	—

Net Cash Provided (Used) by Financing Activities	613,831	5,543	387,203	(108,043)	898,534

Net Increase (Decrease) in Cash and Cash Equivalents	465,736	(688)	(9,324)	—	455,724
Cash and Cash Equivalents at Beginning of Year	228	1,489	168,997	—	170,714

Cash and Cash Equivalents at End of Year	$465,964	$801	$159,673	$—	$626,438

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
     Our Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) begins with an executive level overview, which provides a general description of our company today, a synopsis of industry market trends, insight into management’s perspective of the opportunities and challenges we face and our outlook for 2009. Next, we analyze the results of our operations for the three months ended March 31, 2009 and 2008, including the trends in our overall business. Then we review our liquidity and capital resources. We conclude with a discussion of our critical accounting policies and estimates and a summary of recently issued accounting pronouncements.
     The “Company,” “we,” “us” and “our” refer to Weatherford International Ltd., a Swiss joint stock corporation, or, prior to February 26, 2009, to Weatherford International Ltd., a Bermuda exempted company, which, as of that date, became a direct, wholly owned subsidiary of Weatherford International Ltd., a Swiss joint stock corporation.
Overview
     General
     The following discussion should be read in conjunction with our financial statements included with this report and our financial statements and related MD&A for the year ended December 31, 2008 included in our Annual Report on Form 10-K. Our discussion includes various forward-looking statements about our markets, the demand for our products and services and our future results. These statements are based on certain assumptions we consider reasonable. For information about these assumptions, you should refer to the section entitled “Forward-Looking Statements.”
     We provide equipment and services used for drilling, completion and production of oil and natural gas wells throughout the world. We conduct operations in approximately 100 countries and have service and sales locations in nearly all of the oil and natural gas producing regions in the world. Our product offerings can be grouped into ten service lines: 1) drilling services; 2) artificial lift systems; 3) well construction; 4) completion systems; 5) integrated drilling; 6) drilling tools; 7) re-entry and fishing; 8) stimulation and chemicals services; 9) wireline and evaluation services; and 10) pipeline and specialty services.
     Industry Trends
     Changes in the current price and expected future prices of oil and natural gas influence the level of energy industry spending. Changes in expenditures result in an increased or decreased demand for our products and services. Rig count is an indicator of the level of spending for the exploration for and production of oil and natural gas reserves.
     The following chart sets forth certain statistics that reflect historical market conditions:

		Henry Hub	North American	International
	WTI Oil (1)	Gas (2)	Rig Count (3)	Rig Count (3)
March 31, 2009	$49.90	$3.78	1,301	1,104
December 31, 2008	44.60	5.62	2,143	1,175
March 31, 2008	101.58	10.10	2,205	1,146

(1)	Price per barrel as of March 31 and December 31 — Source: Thomson Reuters

(2)	Price per MM/BTU as of March 31 and December 31 — Source: Thomson Reuters

(3)	Average rig count for the applicable month — Source: Baker Hughes Rig Count and other third-party data
     Oil prices increased during the first three months of 2009, ranging from a low of $33.98 per barrel in mid-February to a high of $54.34 per barrel late in March. Natural gas prices decreased during the first quarter of 2009, and ranged from a low of $3.63 MM/BTU near the end of March to a high of $6.07 MM/BTU in early January. Since September 30, 2008, oil and natural gas prices have experienced significant declines due to the economic downturn. Factors influencing oil and natural gas prices during the period include hydrocarbon inventory levels, realized and expected economic growth, realized and expected levels of hydrocarbon demand, levels of spare production capacity within the Organization of Petroleum Exporting Countries (“OPEC”), weather and geopolitical uncertainty.
     The North American rig count has decreased approximately 39% during 2009. The international rig count has decreased approximately 6% since the end of 2008.
     According to a recent study by Barclays Capital, exploration and production expenditures during 2009 are anticipated to decrease 40% in North America and 10% internationally. The decrease is in response to the significant decline in commodity prices, constrained cash flow and tight credit markets.
     Outlook
     The nature of our industry offers many opportunities and challenges. We have created a long-term strategy aimed at growing our business, servicing our customers, and most importantly, creating value for our shareholders. The success of our long-term strategy will be determined by our ability to manage effectively any industry cyclicality, respond to industry demands and successfully maximize the benefits from our acquisitions.
     The cyclicality of the energy industry impacts the demand for our products and services. Certain of our products and services, such as our drilling and evaluation services, well installation services and well completion services, depend on the level of exploration and development activity and the completion phase of the well life cycle. Other products and services, such as our production optimization and artificial lift systems, are dependent on production activity. We believe that decline rates, a measure of the fall in production from a well over time, are accelerating. We also believe that there has been, and will continue to be, a deterioration in the quality of incremental hydrocarbon formations that our customers develop and that these formations will require more of our products and services than higher quality formations. The market for oilfield services will grow relative to the decline rates and the implicit rate of demand growth. We are aggressively, but methodically, growing our employee base, manufacturing capacity and equipment capacity, in certain regions, to meet the demands of the industry.
     We believe the long-term outlook for our businesses is favorable. As decline rates accelerate and reservoir productivity complexities increase, our clients will face growing challenges securing desired rates of production growth. The acceleration of decline rates and the increasing complexity of the reservoirs increase our customers’ requirements for technologies that improve productivity and efficiency and for our products and services. These phenomena provide us with a positive outlook over the longer term.
     The near-term outlook is more difficult to assess given the dramatically weakened picture of the global economy stemming from a severe dislocation in credit markets and money flows around the world. Climate, natural gas storage levels and commodity prices, as well as expectations for the U.S. economy, will dictate the level of oilfield service activity in North America for 2009. While these factors are difficult to predict with any certainty over short periods of time, we anticipate a significant pull back in North American average rig activity compared to 2008 levels with the low point being reached by mid-year. This pull back is principally due to existing natural gas storage levels, lower natural gas prices and a dampened prognosis for the U.S. economy. We believe we have prepared for this decline by adjusting our cost structure in North America to reflect the reality of the reservoirs our customers will pursue for the foreseeable future.
     We also expect international rig activity to decrease in 2009 as compared to 2008. However, we anticipate the decrease to be less severe than North America given that international spending is driven by major and national oil companies, which take a longer-term view and therefore respond less quickly to short-term changes in commodity prices.
     We expect all of our growth in 2009 will come out of the international markets. While it is difficult to predict exact growth rates given the current fluid economic conditions and volatility, we expect our international markets combined growth rate for 2009 to be in the double digits, which will be primarily driven by a substantial increase in Latin America. We expect North Africa, Middle East, China and Central Europe to show the largest year-on-year growth in the Eastern Hemisphere. In Latin America, we anticipate our larger growth improvements stemming from Brazil and Mexico.

     Pricing in the U.S. and Canada is showing weakness with rigs, tubulars and stimulation showing the strongest pressures. With a pull back in activity in North America, we would expect pricing in general to come under pressure, with the magnitude dependant upon the extent to which activity declines. In the international markets, pricing is softening where and when contractual terms come to renewal time. Requests by clients to renegotiate existing contracts are yielding more modest price erosion with significant differences between international regions.
     Overall, the level of improvements for our businesses for 2009 will continue to depend heavily on our ability to further penetrate existing markets with our younger technologies and to successfully introduce these technologies to new markets. The recruitment, training and retention of personnel will also be a critical factor in growing our businesses. The continued strength of the industry will be highly dependent on many external factors, such as world economic and political conditions, member country quota compliance within OPEC and weather conditions. The extreme volatility of our markets makes predictions regarding future results difficult.
     Results of Operations
     The following charts contain selected financial data comparing our consolidated and segment results from operations for the three months ended March 31, 2009 and 2008.

	Three Months
	Ended March 31,
	2009	2008
	(In thousands, except percentages
	and per share data)
Revenues:
North America	$837,353	$1,090,362
Middle East/North Africa/Asia	581,946	521,884
Europe/West Africa/CIS	368,843	347,629
Latin America	467,999	236,017

	2,256,141	2,195,892

Operating Income:
North America	123,036	291,653
Middle East/North Africa/Asia	134,026	120,674
Europe/West Africa/CIS	74,943	93,213
Latin America	92,217	60,498
Research and Development	(49,021)	(42,639)
Corporate	(39,599)	(33,632)
Exit and Restructuring	(24,877)	(74,233)

	310,725	415,534

Interest Expense, Net	(91,063)	(52,803)

Other, Net	(13,539)	499

Effective Tax Rate	15.7%	20.3%

Net Income per Diluted Share from Continuing Operations	$0.23	$0.41

Loss from Discontinued Operation per Diluted Share	$—	$(0.03)

Net Income per Diluted Share	$0.23	$0.38

Depreciation and Amortization	201,394	169,288

     Revenues
     The following chart contains consolidated revenues by product line for the three months ended March 31, 2009 and 2008.

	Three Months
	Ended March 31,
	2009	2008
Drilling Services	17%	15%
Artificial Lift Systems	16	16
Well Construction	15	16
Completion Systems	11	10
Integrated Drilling	10	5
Drilling Tools	9	11
Re-entry & Fishing	7	8
Stimulation & Chemicals Services	7	7
Wireline	6	9
Pipeline & Specialty Services	2	3

	100%	100%

     Consolidated revenues increased $60 million, or 3%, in the first quarter of 2009 as compared to the first quarter of 2008. Our revenue growth was derived outside of North America. International revenues increased $313 million, or 28%, in the first quarter of 2009 as compared to the first quarter of 2008 while North America revenue decreased $253 million, or 23%. This international growth was against a 2% decline in international rig count. Our integrated drilling product line was the strongest contributor to the quarter-over-quarter increase.
     Operating Income
     Consolidated operating income decreased $105 million, or 25%, in the first quarter of 2009 as compared to the first quarter of 2008. Our operating segments contributed $142 million of the decrease during the current quarter as compared to the same quarter of the prior year while corporate and research and development expenditures were $12 million higher over the same period. The increase in corporate and research and development expenses was primarily attributable to higher employee compensation costs. In addition, current quarter results include $25 million in exit and restructuring charges, which is $49 million lower as compared to the first quarter of 2008.
     Exit and restructuring charges for the three months ended March 31, 2009 includes $13 million for legal costs associated with on-going investigations by the U.S. Department of Justice and the U.S. Securities and Exchange Commission (“SEC”) and severance charges of $12 million primarily due to headcount reductions in North America. Exit and restructuring charges for the three months ended March 31, 2008 totaled $74 million and is comprised of $51 million for costs incurred in connection with our exit from sanctioned countries, $15 million for severance charges associated with reorganization activities and $8 million for legal costs incurred in connection with on-going investigations by the U.S. government.
     Interest Expense, Net
     Interest expense, net increased $38 million, or 72%, during the three months ended March 31, 2009 as compared to the same period of the prior year. We issued $1.5 billion in senior notes in March 2008 and an additional $1.25 billion of senior notes in January 2009. This increase was partially offset by lower weighted average short-term borrowing rates over the comparable periods. The incremental borrowings added during the comparable periods were used to fund capital expenditures and to fund acquisitions.
     Income Taxes
     Our effective tax rates were 15.7% and 20.3% for the first quarter of 2009 and 2008, respectively. The decrease in our effective tax rate is due to the decrease in earnings in certain jurisdictions and the net benefits realized from the refinement of our international tax structure.

Segment Results
     North America
     North American revenues decreased $253 million, or 23%, in the first quarter of 2009 as compared to the first quarter of 2008 on a 27% decline in average North American rig count over the comparable period. Operating income decreased $169 million, or 58%, in the first quarter of 2009 as compared to the first quarter of 2008. Operating margins were 15% in the first quarter of 2009 and 27% in the first quarter of 2008. The decline in revenues and margins was due to severe pricing and volume declines experienced during the quarter. Pricing concessions were across all product lines.
     Middle East/North Africa/Asia
     Middle East/North Africa/Asia revenues increased $60 million, or 12%, in the first quarter of 2009 as compared to the first quarter of 2008. This increase was against a 3% decline in rig count over the comparable period. Our drilling services and integrated drilling product lines were the strongest contributors to the increase in revenue.
     Operating income increased $13 million, or 11%, during the first quarter of 2009 compared to the same quarter of the prior year. Operating margins were 23% for both the first quarter of 2009 and 2008.
     Europe/West Africa/CIS
     Revenues in our Europe/West Africa/CIS segment increased $21 million, or 6%, in the first quarter of 2009 as compared to the same quarter of the prior year against a flat rig count over the comparable period. Our drilling services, artificial lift and integrated drilling product lines were the strongest contributors to the increase in revenue.
     Operating income decreased $18 million, or 20%, during the first quarter of 2009 compared to the same quarter of the prior year. Operating margins were 20% in the first quarter of 2009 and 27% in the first quarter of 2008. The decline in operating income and margin was primarily due to pricing declines and lower absorption during the first quarter of 2009.
     Latin America
     Revenues in our Latin American segment increased $232 million, or 98%, in the first quarter of 2009 as compared to the same quarter of the prior year against an average rig count decrease of 2% over the comparable period. Latin America was the strongest contributor to our revenue growth in the first quarter of 2009 compared to the first quarter of 2008. Revenue growth was generated in all product lines during the three month period ended March 31, 2009 as compared to the same period of the prior year.
     Operating income increased $32 million, or 52%, for the three months ended March 31, 2009, over the comparable period of the prior year. Operating margins were 20% in the first quarter of 2009 and 26% in the first quarter of 2008. Strong performances in Mexico and Brazil were largely offset by declines in other markets, including Venezuela and Argentina.
Discontinued Operations
     Our discontinued operation in the first quarter of 2008 consisted of our oil and gas development and production company. We had a loss from our discontinued operation, net of taxes, of $20 million for the first quarter of 2008. That amount includes charges, net of taxes, of approximately $19 million incurred in connection with the settlement of a legal dispute regarding the business.
Liquidity and Capital Resources
     Sources of Liquidity
     Our sources of liquidity include current cash and cash equivalent balances, cash generated from operations and committed availabilities under bank lines of credit. We maintain a shelf registration statement covering the future issuance of various types of securities, including debt, registered shares, preferred shares and warrants.
     Committed Borrowing Facilities

     We maintain various revolving credit facilities with syndicates of banks. These facilities allow for an aggregate availability of $2.3 billion, and can be used for a combination of borrowings, support of our commercial paper program and issuances of letters of credit. Facilities with $550 million in availability will mature in October 2009, and the remaining facilities mature in May 2011. Our committed borrowing facilities require us to maintain a debt-to-capitalization ratio of less than 60% and contain other covenants and representations customary for an investment-grade commercial credit. Our debt-to-capitalization ratio was 42% at March 31, 2009, which is in compliance with these covenants.
     The following is a recap of our availability under our committed borrowing facilities at March 31, 2009 (in millions):

Facilities	$2,300

Less:
Amount drawn	253
Commercial paper	73
Letters of credit	91

Availability	$1,883

     Commercial Paper
     We have a $1.5 billion commercial paper program under which we may from time to time issue short-term, unsecured notes, subject to market conditions. The commercial paper program is supported by our revolving credit facilities. The weighted average interest rate related to outstanding commercial paper issuances at March 31, 2009 was 0.5%.
     Debt Offering
     In January 2009, we completed a $1.25 billion long-term debt offering comprised of (i) $1 billion of 9.625% senior notes due in 2019 (“9.625% Senior Notes”) and (ii) $250 million of 9.875% senior notes due in 2039 (“9.875% Senior Notes”). Net proceeds of $1.23 billion were used to repay short-term borrowings with maturities of less than one month and for general corporate purposes. Interest on these notes is due semi-annually on March 1 and September 1 of each year.
     Cash Requirements
     During 2009, we anticipate our cash requirements will include working capital needs, capital expenditures and may include opportunistic business acquisitions. We anticipate funding these requirements from cash generated from operations and availability under our committed borrowing facilities.
     Capital expenditures for 2009 are projected to be approximately $1.4 billion, net of proceeds from tools lost down hole. The expenditures are expected to be used primarily to support the growth of our business and operations. Capital expenditures during the three months ended March 31, 2009 were $555 million, net of proceeds from tools lost down hole.

     Derivative Instruments
     Interest Rate Swaps
     In December 2008, we entered into an interest rate swap agreement on an aggregate notional amount of $150 million against one of our revolving credit facilities. This agreement was outstanding at March 31, 2009. The fair value of the interest rate swap at March 31, 2009 resulted in an asset of less than $0.1 million.
     Upon completion of the long-term debt offering in March 2008, we entered into interest rate swap agreements on an aggregate notional amount of $500 million against our 5.15% senior notes due 2013 (“5.15% Senior Notes”). These agreements were terminated in December 2008. As a result of these terminations, we received cash proceeds, net of accrued interest, of $12 million. The gain associated with this interest rate swap termination has been deferred and will be amortized over the remaining term of the 5.15% Senior Notes.
     Cash Flow Hedges
     In March 2008, we entered into interest rate derivative instruments for a notional amount of $500 million to hedge projected exposures to interest rates in anticipation of the issuance of the 7.00% senior notes due 2038 (“7.00% Senior Notes”). Those hedges were terminated in March 2008 at the time of the issuance. We paid a cash settlement of $13 million at termination, and the loss on these hedges is being amortized to interest expense over the life of the 7.00% Senior Notes.
     Other Derivative Instruments
     As of March 31, 2009, we had several foreign currency forward contracts and two option contracts with notional amounts aggregating $394 million, which were entered into to hedge exposure to currency fluctuations in various foreign currencies, including, but not limited to, the British pound sterling, the Canadian dollar, the euro and the Norwegian kroner. The total estimated fair value of these contracts at March 31, 2009 resulted in a net liability of $10 million. These derivative instruments were not designated as hedges and the changes in fair value of the contracts were recorded each period in current earnings.
     In addition, after the closing of the acquisition of Precision Energy Services and Precision Drilling International on August 31, 2005, we entered into a series of cross-currency swaps between the U.S. dollar and Canadian dollar to hedge certain exposures to the Canadian dollar created as a result of the acquisition. At March 31, 2009, we had notional amounts outstanding of $168 million. The total estimated fair value of these contracts at March 31, 2009 resulted in an asset of $5 million. These derivative instruments were not designated as hedges and the changes in fair value of the contracts were recorded each period in current earnings.
     Off Balance Sheet Arrangements
     During the first quarter of 2009, we completed a transaction that changed our place of incorporation from Bermuda to Switzerland. A new Swiss corporation named Weatherford International Ltd. was formed and is now the ultimate parent (“Weatherford Switzerland”) of the Weatherford group and guarantees the obligations of Weatherford International Ltd. incorporated in Bermuda (“Weatherford Bermuda”) and Weatherford International, Inc. incorporated in Delaware (“Weatherford Delaware”) noted below.
     The following obligations of Weatherford Delaware were guaranteed by Weatherford Bermuda at March 31, 2009: (i) the 6.625% Senior Notes, (ii) the 5.95% Senior Notes, (iii) the 6.35% Senior Notes and (iv) the 6.80% Senior Notes.
     The following obligations of Weatherford Bermuda were guaranteed by Weatherford Delaware at March 31, 2009: (i) the revolving credit facilities, (ii) the 4.95% Senior Notes, (iii) the 5.50% Senior Notes, (iv) the 6.50% Senior Notes, (v) the 5.15% Senior Notes, (vi) the 6.00% Senior Notes, (vii) the 7.00% Senior Notes, (viii) the 9.625% Senior Notes, (ix) the 9.875% Senior Notes and (x) issuances of notes under the commercial paper program.

     Letters of Credit
     We execute letters of credit in the normal course of business. While these obligations are not normally called, these obligations could be called by the beneficiaries at any time before the expiration date should we breach certain contractual or payment obligations. As of March 31, 2009, we had $285 million of letters of credit and bid and performance bonds outstanding, consisting of $194 million outstanding under various uncommitted credit facilities and $91 million letters of credit outstanding under our committed facilities. If the beneficiaries called these letters of credit our available liquidity would be reduced by the amount called.
New Accounting Pronouncements
     See Note 16 to our condensed consolidated financial statements included elsewhere in this report.
Critical Accounting Policies and Estimates
     Our discussion and analysis of our financial condition and results of operations is based upon our consolidated financial statements. We prepare these financial statements in conformity with U.S. generally accepted accounting principles. As such, we are required to make certain estimates, judgments and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the periods presented. We base our estimates on historical experience, available information and various other assumptions we believe to be reasonable under the circumstances. On an on-going basis, we evaluate our estimates; however, actual results may differ from these estimates under different assumptions or conditions. There have been no material changes or developments in our evaluation of the accounting estimates and the underlying assumptions or methodologies that we believe to be Critical Accounting Policies and Estimates as disclosed in our Form 10-K, for the year ended December 31, 2008.
Exposures
     An investment in our registered shares involves various risks. When considering an investment in our Company, you should consider carefully all of the risk factors described in our most recent Annual Report on Form 10-K under the heading “Item 1A. Risk Factors” as well as the information below and other information included and incorporated by reference in this report.
Forward-Looking Statements
     This report, as well as other filings made by us with the SEC, and our releases issued to the public contain various statements relating to future results, including certain projections and business trends. We believe these statements constitute “Forward-Looking Statements” as defined in the Private Securities Litigation Reform Act of 1995.
     These forward-looking statements generally are identified by the words “believe,” “project,” “expect,” “anticipate,” “estimate,” “intend,” “strategy,” “plan,” “may,” “should,” “will likely result,” and similar expressions, although not all forward-looking statements contain these identifying words.
     From time to time, we update the various factors we consider in making our forward-looking statements and the assumptions we use in those statements. However, we undertake no obligation to publicly update or revise any forward-looking events or circumstances that may arise after the date of this report. The following sets forth the various assumptions we use in our forward-looking statements, as well as risks and uncertainties relating to those statements. Certain of the risks and uncertainties may cause actual results to be materially different from projected results contained in forward-looking statements in this report and in our other disclosures. These risks and uncertainties include, but are not limited to, the following:
•	Global political, economic and market conditions could affect projected results. Our operating results and the forward-looking information we provide are based on our current assumptions about oil and natural gas supply and demand, oil and natural gas prices, rig count and other market trends. Our assumptions on these matters are in turn based on currently available information, which is subject to change. The oil and natural gas industry is extremely volatile and subject to change based on political and economic factors outside our control. Worldwide drilling activity, as measured by average worldwide rig counts, increased in each year from 2002 to 2008. However, activity began declining in the fourth quarter of 2008, particularly in North America. The current global economic climate has resulted in lower demand and lower prices for oil and natural gas, which has reduced drilling and production activity and may therefore affect our future revenues and income. We cannot accurately predict how much lower commodity prices and drilling activity may go, or when they may recover. Worldwide drilling activity and global demand for oil and natural gas may also be affected by changes in governmental policies, laws and regulations related to environmental or energy security matters, including those addressing alternative energy sources and the risks of global climate change. We have assumed global demand will be down slightly in 2009 compared to 2008. In 2009, worldwide demand may be significantly weaker than we have assumed.

•	Our ability to manage our workforce could affect our projected results. In a climate of decreasing demand, we are faced with managing our workforce levels to control costs without impairing our ability to provide service to our customers. Our forward-looking statements assume we will be able to do so.

•	Our long-term growth depends upon technological innovation and commercialization. Our ability to deliver our long-term growth strategy depends in part on the commercialization of new technology. A central aspect of our growth strategy is to improve our products and services through innovation, to obtain technologically advanced products through internal research and development and/or acquisitions, to protect proprietary technology from unauthorized use and to expand the markets for new technology by leveraging our worldwide infrastructure. The key to our success will be our ability to commercialize the technology that we have acquired and demonstrate the enhanced value our technology brings to our customers’ operations. Our major technological advances include, but are not limited to, those related to controlled pressure drilling and testing systems, expandable solid tubulars, expandable sand screens and intelligent well completion. Our forward-looking statements have assumed successful commercialization of, and above-average growth from, these new products and services, as well as legal protection of our intellectual property rights.

•	Nonrealization of expected benefits from our recent redomestication could affect our projected results. We operate through our various subsidiaries in numerous countries throughout the world including the United States. During the first quarter of 2009, we completed a transaction in which our former parent Bermuda company became a wholly-owned subsidiary of Weatherford International Ltd., a Swiss joint-stock corporation, and holders of common shares of the Bermuda company received one registered share of the Swiss company in exchange for each common share that they held. Consequently, we are or may become subject to changes in tax laws, treaties or regulations or the interpretation or enforcement thereof in the U.S., Bermuda, Switzerland or jurisdictions in which we or any of our subsidiaries operates or is resident. Our income tax expense is based upon our interpretation of the tax laws in effect in various countries at the time that the expense was incurred. If the U.S. Internal Revenue Service or other taxing authorities do not agree with our assessment of the effects of such laws, treaties and regulations, this could have a material adverse effect on us including the imposition of a higher effective tax rate on our worldwide earnings or a reclassification of the tax impact of our significant corporate restructuring transactions.

•	The cyclical nature of or a prolonged downturn in our industry could affect the carrying value of our goodwill. As of March 31, 2009, we had approximately $3.5 billion of goodwill. Our estimates of the value of our goodwill could be reduced in the future as a result of various factors, including market factors, some of which are beyond our control. Our forward-looking statements do not assume any future goodwill impairment. Any reduction in the fair value of our businesses may result in an impairment charge and therefore adversely affect our results.

•	Currency fluctuations could have a material adverse financial impact on our business. A material change in currency rates in our markets could affect our future results as well as affect the carrying values of our assets. World currencies have been subject to much volatility. Our forward-looking statements assume no material impact from future changes in currency exchange rates.

•	Adverse weather conditions in certain regions could adversely affect our operations. In the summers of 2005 and 2008, the Gulf of Mexico suffered several significant hurricanes. These hurricanes and associated hurricane threats reduced the number of days on which we and our customers could operate, which resulted in lower revenues than we otherwise would have achieved. In parts of 2006, and particularly in the second quarters of 2007 and 2008, climatic conditions in Canada were not as favorable to drilling as we anticipated, which limited our potential results in that region. Similarly, unfavorable weather in Russia and in the North Sea could reduce our operations and revenues from that area during the relevant period. Our forward-looking statements assume weather patterns in our primary areas of operations will be conducive to our operations.

•	U.S. Government and internal investigations could affect our results of operations. We are currently involved in government and internal investigations involving various of our operations. These investigations are ongoing, and we cannot anticipate the timing, outcome or possible impact of these investigations, financial or otherwise. The governmental agencies involved in these investigations have a broad range of civil and criminal penalties they may seek to impose against corporations and individuals for violations of trading sanctions laws, the Foreign Corrupt Practices Act and other federal statutes including, but not limited to, injunctive relief, disgorgement, fines, penalties and modifications to business practices and compliance programs. In recent years, these agencies and authorities have entered into agreements with, and obtained a range of penalties against, several public corporations and individuals in similar investigations, under which civil and criminal penalties were imposed, including in some cases fines and other penalties and sanctions in the tens and hundreds of millions of dollars. Under trading sanctions laws, the U.S. Department of Justice may also seek to impose modifications to business practices, including immediate cessation of all business activities in specific countries or other limitations that decrease our business, and modifications to compliance programs, which may increase compliance costs. Any injunctive relief, disgorgement, fines, penalties, sanctions or imposed modifications to business practices resulting from these investigations could adversely affect our results of operations. Additionally, during 2008, we incurred $56 million for costs in connection with our exit from sanctioned countries and, to date, we have incurred $74 million for legal and professional fees in connection with complying with and conducting these on-going investigations. We will have additional charges related to these matters in future periods, which costs may include labor claims, contractual claims, penalties assessed by customers, and costs, fines, taxes and penalties assessed by the local governments, but we cannot quantify those charges or be certain of the timing of them.

•	Political disturbances, war, or terrorist attacks and changes in global trade policies could adversely impact our operations. We have assumed there will be no material political disturbances or terrorist attacks and there will be no material changes in global trade policies. Any further military action undertaken by the U.S. or other countries or political disturbances in the countries in which we conduct business could adversely affect our results of operations.

•	Current turmoil in the credit markets may reduce our access to capital or reduce the availability of financial risk-mitigation tools. In recent quarters, the worldwide credit markets have experienced almost unprecedented turmoil and uncertainty. Our forward-looking statements assume that the financial institutions that have committed to extend us credit will honor their commitments under our credit facilities. If one or more of those institutions becomes unwilling or unable to honor its commitments, our access to liquidity could be impaired and our cost of capital to fund growth could further increase. We use interest-rate and foreign-exchange swap transactions with financial institutions to mitigate certain interest-rate and foreign-exchange risks associated with our capital structure and our business. Our forward-looking statements assume that those tools will continue to be available to us. However, the failure of any swap counter party to honor a swap agreement could reduce the availability of these financial risk-mitigation tools or could result in the loss of expected financial benefits. In response to credit market conditions and the global economic and business environment, we have undertaken measures to reduce our use of capital going forward. Our forward-looking statements assume that we will operate with lower capital expenditures in 2009 than in 2008. However, as the business climate changes and if attractive opportunities for organic or acquisitive growth become available, we may spend capital selectively above the amounts we have budgeted.

•	Increases in the prices and availability of our raw materials could affect our results of operations. We use large amounts of raw materials for manufacturing our products. The price of these raw materials has a significant impact on our cost of producing products for sale or producing fixed assets used in our business. We have assumed that the prices of our raw materials will remain within a manageable range and will be readily available. If we are unable to obtain necessary raw materials or if we are unable to minimize the impact of increased raw material costs or to realize the benefit of cost decreases in a timely fashion through our supply chain initiatives or pricing, our margins and results of operations could be adversely affected.

•	Nonrealization of expected benefits from our acquisitions could affect our projected results. We expect to gain certain business, financial and strategic advantages as a result of business acquisitions we undertake, including synergies and operating efficiencies. Our forward-looking statements assume that we will successfully integrate our business acquisitions and realize the benefits of that. An inability to realize expected strategic advantages as a result of any acquisition would negatively affect the anticipated benefits of the acquisition.
     Finally, our future results will depend upon various other risks and uncertainties, including, but not limited to, those detailed in our other filings with the SEC. For additional information regarding risks and uncertainties, see our other filings with the SEC under the Securities Exchange Act of 1934, as amended, and the Securities Act of 1933, as amended, available free of charge at the SEC’s website at www.sec.gov.
     Available Information
     We make available, free of charge, on our website (www.weatherford.com) our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, as soon as reasonably practicable after we electronically file or furnish them to the SEC.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK
     We are currently exposed to market risk from changes in foreign currency and changes in interest rates. From time to time, we may enter into derivative financial instrument transactions to manage or reduce our market risk, but we do not enter into derivative transactions for speculative purposes. A discussion of our market risk exposure in financial instruments follows.
Foreign Currency Exchange Rates
     We operate in virtually every oil and natural gas exploration and production region in the world. In some parts of the world, such as the Middle East and Southeast Asia, the currency of our primary economic environment is the U.S. dollar. We use this as our functional currency. In other parts of the world, we conduct our business in currencies other than the U.S. dollar and the functional currency is the applicable local currency. In those countries in which we operate in the local currency, the effects of foreign currency fluctuations are largely mitigated because local expenses of such foreign operations are also generally denominated in the same currency.
     Assets and liabilities of which the functional currency is the local currency are translated into U.S. dollars using the exchange rates in effect at the balance sheet date, resulting in translation adjustments that are reflected as Accumulated Other Comprehensive Income in the shareholders’ equity section on our Condensed Consolidated Balance Sheets. A portion of our net assets are impacted by changes in foreign currencies in relation to the U.S. dollar. We recorded a $50 million adjustment to decrease our equity account for the three month period ended March 31, 2009, to reflect the net impact of the strengthening of the U.S. dollar against various foreign currencies.
     As of March 31, 2009, we had several foreign currency forward contracts and two option contracts with notional amounts aggregating $394 million to hedge exposure to currency fluctuations in various foreign currencies, including, but not limited to, the British pound sterling, the Canadian dollar, the euro, and the Norwegian kroner. The total estimated fair value of these contracts at March 31, 2009 resulted in a net liability of $10 million. These derivative instruments were not designated as hedges and the changes in fair value of the contracts are recorded each period in current earnings.
     In addition, after the closing of the acquisition of Precision Energy Services and Precision Drilling International, we entered into a series of cross-currency swaps between the U.S. dollar and Canadian dollar to hedge certain exposures to the Canadian dollar created as a result of the acquisition. At March 31, 2009, we had notional amounts outstanding of $168 million. The estimated fair value of these contracts at March 31, 2009 resulted in an asset of $5 million. These derivative instruments were not designated as hedges and the changes in fair value of the contracts are recorded each period in current earnings.
Interest Rates
     We are subject to interest rate risk on our fixed-interest and variable-interest rate borrowings. Variable rate debt, where the interest rate fluctuates periodically, exposes us to short-term changes in market interest rates. Fixed- rate debt, where the interest rate is fixed over the life of the instrument, exposes us to changes in market interest rates reflected in the fair value of the debt and to the risk that we may need to refinance maturing debt with new debt at a higher rate. All other things being equal, the fair value of our fixed-rate debt will increase or decrease as interest rates change.

     Our long-term borrowings that were outstanding at March 31, 2009 subject to interest rate risk consisted of the following:

	March 31, 2009		December 31, 2008
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
		(In millions)
6.625% Senior Notes due 2011	$354	$363	$354	$330
5.95% Senior Notes due 2012	599	582	599	585
5.15% Senior Notes due 2013	510	474	511	463
4.95% Senior Notes due 2013	254	222	254	213
5.50% Senior Notes due 2016	349	295	349	306
6.35% Senior Notes due 2017	600	521	600	513
6.00% Senior Notes due 2018	498	415	498	456
9.625% Senior Notes due 2019	995	1,043	—	—
6.50% Senior Notes due 2036	596	432	596	495
6.80% Senior Notes due 2037	298	209	298	227
7.00% Senior Notes due 2038	498	358	498	394
9.875% Senior Notes due 2039	247	247	—	—
     We have various other long-term debt instruments of $20 million, but believe the impact of changes in interest rates in the near term will not be material to these instruments. Short-term borrowings of $383 million at March 31, 2009 approximate fair value.
     As it relates to our variable rate debt, if market interest rates average 1% more for the remainder of 2009 than the rates as of March 31, 2009, interest expense for the remainder of 2009 would increase by approximately $3 million. This amount was determined by calculating the effect of the hypothetical interest rate on our variable rate debt. This sensitivity analysis assumes there are no changes in our capital structure.
Interest Rate Swaps and Derivatives
     We manage our debt portfolio to achieve an overall desired position of fixed and floating rates and may employ interest rate swaps as a tool to achieve that goal. The major risks from interest rate derivatives include changes in the interest rates affecting the fair value of such instruments, potential increases in interest expense due to market increases in floating interest rates and the creditworthiness of the counterparties in such transactions. The counterparties to our interest rate swaps are multinational commercial banks. In light of recent events in the global credit markets and the potential impact of these events on the liquidity of the banking industry, we continue to monitor the creditworthiness of our counterparties.
     We use interest rate swap agreements to take advantage of available short-term interest rates. Amounts received upon termination of the swaps represent the fair value of the agreements at the time of termination and are recorded as an adjustment to the carrying value of the related debt. These amounts are being amortized as a reduction to interest expense over the remaining term of the debt.
     In December 2008, we entered into an interest rate swap agreement on an aggregate notional amount of $150 million against one of our revolving credit facilities. This agreement was outstanding at March 31, 2009. The fair value of the interest rate swap at March 31, 2009 resulted in an asset of less than $0.1 million.
     Upon completion of the long-term debt offering in March 2008, we entered into interest rate swap agreements on an aggregate notional amount of $500 million against our 5.15% Senior Notes. These agreements were terminated in December 2008. As a result of these terminations, we received cash proceeds, net of accrued interest, of $12 million. The gain associated with this interest rate swap termination has been deferred and will be amortized over the remaining term of the 5.15% Senior Notes.

     We may utilize interest rate derivatives to hedge projected exposures to interest rates in anticipation of future debt issuances. Amounts received or paid upon termination of these hedges represent the fair value of the agreements at the time of termination. These amounts are amortized as an adjustment to interest expense over the remaining life of the debt.
     In March 2008, we entered into interest rate derivative instruments for a notional amount of $500 million to hedge projected exposures to interest rates in anticipation of the 7.00% Senior Notes issued in March 2008. Those hedges were terminated at the time of the issuance. We paid a cash settlement of $13 million at termination, and the loss on these hedges is being amortized to interest expense over the life of the 7.00% Senior Notes.
ITEM 4. CONTROLS AND PROCEDURES
     At the end of the period covered by this Quarterly Report on Form 10-Q, the Company carried out an evaluation, under the supervision and with the participation of management, including the Chief Executive Officer (“CEO”) and the Chief Financial Officer (“CFO”), of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15 (e) and 15d-15 (e) under the Exchange Act). Based upon that evaluation, the Company’s CEO and CFO have concluded the Company’s disclosure controls and procedures are effective as of the end of the period covered by this report to ensure that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that information relating to the Company (including its consolidated subsidiaries) required to be disclosed is accumulated and communicated to management, including the CEO and CFO, to allow timely decisions regarding required disclosure. The Company’s management, including the CEO and CFO, identified no change in the Company’s internal control over financial reporting that occurred during the Company’s fiscal quarter ended March 31, 2009, that has materially affected, or is reasonably likely to materially affect, the Company’s internal controls over financial reporting.
PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
See Note 15 to our condensed consolidated financial statements included elsewhere in this report.
ITEM 1A. RISK FACTORS
     There have been no material changes during the three months ended March 31, 2009 to the risk factors set forth in Part I, Item 1A in our Annual Report on Form 10-K for the year ended December 31, 2008 filed with the SEC on February 24, 2009.
ITEM 2. UNREGISTERED SALES OF EQUITY IN SECURITIES AND USE OF PROCEEDS
     In December 2005, our Board of Directors approved a share repurchase program under which up to $1 billion of our outstanding common shares (now registered shares) could be purchased. Future purchases of our shares can be made in the open market or privately negotiated transactions, at the discretion of management and as market conditions and our liquidity position warrant. During the quarter ended March 31, 2009, we did not purchase any of our registered shares.
     Under our restricted share plan, employees may elect to have us withhold registered shares to satisfy minimum statutory federal, state and local tax withholding obligations arising on the vesting of restricted stock awards and exercise of options. When we withhold these shares, we are required to remit to the appropriate taxing authorities the market price of the shares withheld, which could be deemed a purchase of the registered shares by us on the date of withholding. During the quarter ended March 31, 2009, we withheld registered shares to satisfy these tax withholding obligations as follows:

Period	No. of Shares	Average Price
January 1 – January 31, 2009	406,322	$12.86
February 1 – February 28, 2009	139,664	11.04
March 1 – March 31, 2009	34,694	10.67

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
     At a special meeting of our shareholders held on February 17, 2009, our shareholders approved the scheme of arrangement under Bermuda law, for purposes of changing the Company’s place of incorporation from Bermuda to Switzerland. The voting results are listed below.

For	Against	Abstain
524,213,227	4,654,748	2,229,159

ITEM 6. EXHIBITS
     (a) Exhibits:

Exhibit
Number	Description

3.1	Articles of Association of Weatherford International Ltd., a Swiss joint stock corporation (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K (File No. 1-34258) filed February 26, 2009).

3.2	Organizational Regulations of Weatherford International Ltd., a Swiss joint stock corporation (incorporated by reference to Exhibit 3.2 to the Registrant’s Current Report on Form 8-K (File No. 1-34258) filed February 26, 2009).

4.1	Fifth Supplemental Indenture, dated as of February 26, 2009, among Weatherford International, Inc., a Delaware corporation, Weatherford International Ltd., a Bermuda exempted company, Weatherford International Ltd., a Swiss joint stock corporation, and The Bank of New York, as successor trustee, to the Indenture dated as of May 17, 1996 (the “1996 Indenture”) (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K (File No. 1-34258) filed February 26, 2009).

4.2	Third Supplemental Indenture, dated as of February 26, 2009, among Weatherford International Ltd., a Bermuda exempted company, Weatherford International, Inc., a Delaware corporation, Weatherford International Ltd., a Swiss joint stock corporation, and Deutsche Bank Trust Company Americas, as trustee, to the Indenture dated as of October 1, 2003 (the “2003 Indenture”) (incorporated by reference to Exhibit 4.2 to the Registrant’s Current Report on Form 8-K (File No. 1-34258) filed February 26, 2009).

4.3	Second Supplemental Indenture, dated as of February 26, 2009, among Weatherford International, Inc., a Delaware corporation, Weatherford International Ltd., a Bermuda exempted company, Weatherford International Ltd., a Swiss joint stock corporation, and Deutsche Bank Trust Company Americas, as trustee, to the Indenture dated as of June 18, 2007 (the “2007 Indenture”) (incorporated by reference to Exhibit 4.3 to the Registrant’s Current Report on Form 8-K (File No. 1-34258) filed February 26, 2009).

5.1	Opinion of Baker & McKenzie Geneva relating to the guarantees of Weatherford International Ltd., a Swiss joint stock corporation, with respect to the 9.625% Senior Notes due 2019 and 9.875% Senior Notes due 2039, issued by Weatherford International Ltd., a Bermuda exempted company, under the 2003 Indenture (incorporated by reference to Exhibit 5.1 to the Registrant’s Current Report on Form 8-K (File No. 1-34258) filed February 26, 2009).

5.2	Opinion of Andrews Kurth relating to the guarantees of Weatherford International Ltd., a Swiss joint stock corporation, with respect to the 9.625% Senior Notes due 2019 and 9.875% Senior Notes due 2039, issued by Weatherford International Ltd., a Bermuda exempted company, under the 2003 Indenture (incorporated by reference to Exhibit 5.2 to the Registrant’s Current Report on Form 8-K (File No. 1-34258) filed February 26, 2009).

10.1	Warrant Assignment and Assumption Agreement, dated February 26, 2009, between Weatherford International Ltd., a Bermuda exempted company, and Weatherford International Ltd., a Swiss joint stock corporation (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 1-34258) filed February 26, 2009).

Exhibit
Number	Description

10.2	Guaranty Agreement, dated as of February 26, 2009, by Weatherford International Ltd., a Swiss joint stock corporation, in favor of the lenders and certain other parties under the Second Amended and Restated Credit Agreement dated as of May 2, 2006, among Weatherford International Ltd., a Bermuda exempted company, Weatherford International, Inc., Weatherford Liquidity Management Hungary Limited Liability Company, JPMorgan Chase Bank as Administrative Agent, and the other Lenders party thereto. (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K (File No. 1-34258) filed February 26, 2009).

10.3	Guaranty Agreement, dated as of February 26, 2009, by Weatherford International Ltd., a Swiss joint stock corporation, in favor of the lenders and certain other parties under the Credit Agreement dated as of March 19, 2008, among Weatherford International Ltd., a Bermuda exempted company, Weatherford International, Inc., Deutsche Bank AG Cayman Islands Branch as Administrative Agent, and the other Lenders party thereto (incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K (File No. 1-34258) filed February 26, 2009).

10.4	Guaranty Agreement, dated as of February 26, 2009, by Weatherford International Ltd., a Swiss joint stock corporation, in favor of the lenders and certain other parties under the Credit Agreement dated as of October 20, 2008, among Weatherford International Ltd., a Bermuda exempted company, Weatherford International, Inc., UBS AG, Stamford Branch as Administrative Agent, and the other Lenders party thereto (incorporated by reference to Exhibit 10.4 to the Registrant’s Current Report on Form 8-K (File No. 1-34258) filed February 26, 2009).

10.5	Assumption and General Amendment Agreement, dated February 25, 2009, between Weatherford International Ltd., a Bermuda exempted company, and Weatherford International Ltd., a Swiss joint stock corporation (incorporated by reference to Exhibit 10.5 to the Registrant’s Current Report on Form 8-K (File No. 1-34258) filed February 26, 2009).

10.6	Form of Indemnification Agreement of Weatherford International Ltd., a Swiss joint stock corporation, for use with directors and executive officers (incorporated by reference to Exhibit 10.6 to the Registrant’s Current Report on Form 8-K (File No. 1-34258) filed February 26, 2009).

†31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

†31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

†32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

†32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

†	Filed herewith

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Weatherford International Ltd.

By:	/s/ Bernard J. Duroc-Danner Bernard J. Duroc-Danner Chief Executive Officer (Principal Executive Officer)

/s/ Andrew P. Becnel

Andrew P. Becnel Senior Vice President and Chief Financial Officer (Principal Financial Officer)

/s/ Jessica Abarca

Jessica Abarca Vice President — Accounting and Chief Accounting Officer (Principal Accounting Officer)

Date: May 7, 2009