Form 10-Q
period 2009-06-30
Weatherford International Ltd./Switzerland
filed 2009-08-03
CIK 1453090

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2009
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
WEATHERFORD INTERNATIONAL LTD.
(Exact name of registrant as specified in its charter)
001-34258
(Commission file number)

Switzerland	98-0606750
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

4-6 Rue Jean-Francois Bartholoni, 1204 Geneva, Switzerland	Not Applicable
(Address of principal executive offices)	(Zip Code)
Registrant’s telephone number, including area code: +41-22.816.15.00
Alpenstrasse 15, 6300 Zug, Switzerland
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
     Yes ☐      No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller Reporting Company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
     Yes ☐      No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:
As of July 30, 2009, there were 727,702,595 shares of Weatherford registered shares, 1.16 Swiss francs par value per share, outstanding.

PART I.	FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS
WEATHERFORD INTERNATIONAL LTD. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except par value)

	June 30,	December 31,
	2009	2008
	(unaudited)
ASSETS
Current Assets:
Cash and Cash Equivalents	$205,272	$238,398
Accounts Receivable, Net of Allowance for Uncollectible Accounts of $21,373 and $16,425, Respectively	2,189,769	2,442,848
Inventories	2,259,904	2,088,342
Current Deferred Tax Assets	250,579	270,252
Other Current Assets	728,704	530,442

Total Current Assets	5,634,228	5,570,282

Property, Plant and Equipment, Net of Accumulated Depreciation of $3,030,799 and $2,690,996, Respectively	6,533,003	5,922,172
Goodwill	3,643,511	3,530,915
Other Intangible Assets, Net of Accumulated Amortization of $311,144 and $268,857, Respectively	697,489	701,483
Equity Investments	488,820	515,770
Other Assets	368,608	235,891

Total Assets	$17,365,659	$16,476,513

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current Liabilities:
Short-term Borrowings and Current Portion of Long-term Debt	$692,535	$1,255,947
Accounts Payable	844,953	886,104
Other Current Liabilities	702,983	880,042

Total Current Liabilities	2,240,471	3,022,093

Long-term Debt	5,805,036	4,564,255
Other Liabilities	487,535	524,116

Total Liabilities	8,533,042	8,110,464

Shareholders’ Equity:
Shares, CHF 1.16 Par Value, Authorized 1,093,303 Shares, Conditionally Authorized 364,434 Shares, Issued 728,889 Shares at June 30, 2009, Common Shares, $1 Par Value, Authorized 1,000,000 Shares, Issued 728,689 Shares at December 31, 2008	728,889	728,689
Capital in Excess of Par Value	4,082,261	4,059,112
Treasury Shares, Net	(690,981)	(759,477)
Retained Earnings	4,730,868	4,524,085
Accumulated Other Comprehensive Loss	(101,587)	(266,761)

Weatherford Shareholders’ Equity	8,749,450	8,285,648
Noncontrolling Interests	83,167	80,401

Total Shareholders’ Equity	8,832,617	8,366,049

Total Liabilities and Shareholders’ Equity	$17,365,659	$16,476,513

The accompanying notes are an integral part of these condensed consolidated financial statements.

WEATHERFORD INTERNATIONAL LTD. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(UNAUDITED)
(In thousands, except per share amounts)

	Three Months		Six Months
	Ended June 30,		Ended June 30,
	2009	2008	2009	2008
Revenues:
Products	$650,553	$834,443	$1,393,453	$1,663,626
Services	1,344,279	1,394,807	2,857,520	2,761,516

	1,994,832	2,229,250	4,250,973	4,425,142

Costs and Expenses:
Cost of Products	525,180	621,836	1,094,236	1,220,626
Cost of Services	917,662	832,318	1,883,126	1,683,206
Research and Development	46,113	44,430	95,134	87,069
Selling, General and Administrative Attributable to Segments	296,625	268,798	605,369	509,665
Corporate General and Administrative	55,887	46,288	109,018	93,462
Gain on Sale of Subsidiary	—	(81,344)	—	(81,344)

Operating Income	153,365	496,924	464,090	912,458

Other Expense:
Interest Expense, Net	(93,498)	(62,399)	(184,561)	(115,202)
Other, Net	(3,871)	(5,282)	(17,410)	(4,783)

Income from Continuing Operations Before Income Taxes	55,996	429,243	262,119	792,473
Provision for Income Taxes	(5,441)	(57,875)	(37,904)	(131,500)

Income from Continuing Operations, Net of Taxes	50,555	371,368	224,215	660,973
Gain (Loss) from Discontinued Operation, Net of Taxes	—	6,940	—	(12,928)

Net Income	50,555	378,308	224,215	648,045
Net Income Attributable to Noncontrolling Interests	(8,574)	(7,324)	(17,432)	(12,860)

Net Income Attributable to Weatherford	$41,981	$370,984	$206,783	$635,185

Basic Earnings Per Share Attributable to Weatherford:
Income from Continuing Operations	$0.06	$0.53	$0.30	$0.95
Gain (Loss) from Discontinued Operation	—	0.01	—	(0.02)

Net Income	$0.06	$0.54	$0.30	$0.93

Diluted Earnings Per Share Attributable to Weatherford:
Income from Continuing Operations	$0.06	$0.52	$0.29	$0.93
Gain (Loss) from Discontinued Operation	—	0.01	—	(0.02)

Net Income	$0.06	$0.53	$0.29	$0.91

Amounts Attributable to Weatherford Registered Shareholders:
Income from Continuing Operations, Net of Taxes	$41,981	$364,044	$206,783	$648,113
Gain (Loss) from Discontinued Operation, Net of taxes	—	6,940	—	(12,928)

Net Income	$41,981	$370,984	$206,783	$635,185

Weighted Average Shares Outstanding:
Basic	700,424	681,870	699,375	681,030
Diluted	709,412	701,927	706,024	699,507
The accompanying notes are an integral part of these condensed consolidated financial statements.

WEATHERFORD INTERNATIONAL LTD. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(In thousands)

	Six Months
	Ended June 30,
	2009	2008
Cash Flows from Operating Activities:
Net Income	$224,215	$648,045
Adjustments to Reconcile Net Income to Net Cash Provided by Operating Activities:
Depreciation and Amortization	415,087	340,998
Loss (Gain) on Sales of Assets and Businesses, Net	3,964	(85,815)
Loss from Discontinued Operation	—	12,928
Employee Share-Based Compensation Expense	55,046	48,134
Excess Tax (Benefits) Deficits from Share-Based Compensation	4,897	(15,194)
Deferred Income Tax Benefit	(61,770)	(12,248)
Other, Net	(3,673)	(12,478)
Change in Operating Assets and Liabilities, Net of Effect of Businesses Acquired
Accounts Receivable	285,915	(115,277)
Inventories	(132,380)	(288,328)
Accounts Payable	(57,303)	45,041
Other	(434,085)	(178,370)

Net Cash Provided by Operating Activities — Continuing Operations	299,913	387,436
Net Cash Used by Operating Activities — Discontinued Operation	—	(6,219)

Net Cash Provided by Operating Activities	299,913	381,217

Cash Flows from Investing Activities:
Acquisitions of Businesses, Net of Cash Acquired	(22,049)	(160,351)
Capital Expenditures for Property, Plant and Equipment	(970,384)	(1,144,530)
Acquisition of Intellectual Property	(16,456)	(6,436)
Acquisition of Equity Investments in Unconsolidated Affiliates	(26,509)	—
Proceeds from Sale of Assets and Businesses, Net	40,873	255,121

Net Cash Used by Investing Activities — Continuing Operations	(994,525)	(1,056,196)
Net Cash Provided by Investing Activities — Discontinued Operation	—	2,000

Net Cash Used by Investing Activities	(994,525)	(1,054,196)

Cash Flows from Financing Activities:
Repayments on Short-term Debt, Net	(564,808)	(728,801)
Borrowings of Long-term Debt, Net	1,230,214	1,486,207
Excess Tax Benefits from Share-Based Compensation	(4,897)	15,194
Other Financing Activities, Net	977	(2,357)

Net Cash Provided by Financing Activities — Continuing Operations	661,486	770,243
Net Cash Provided by Financing Activities — Discontinued Operation	—	—

Net Cash Provided by Financing Activities	661,486	770,243

Net Increase (Decrease) in Cash and Cash Equivalents	(33,126)	97,264
Cash and Cash Equivalents at Beginning of Period	238,398	170,714

Cash and Cash Equivalents at End of Period	$205,272	$267,978

Supplemental Cash Flow Information:
Interest Paid	$167,332	$110,515
Income Taxes Paid, Net of Refunds	258,482	148,123
The accompanying notes are an integral part of these condensed consolidated financial statements.

WEATHERFORD INTERNATIONAL LTD. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(UNAUDITED)
(In thousands)

	Three Months		Six Months
	Ended June 30,		Ended June 30,
	2009	2008	2009	2008

Net Income	$50,555	$378,308	$224,215	$648,045
Other Comprehensive Income:
Deferred Loss on Derivative Instruments	—	—	—	(12,576)
Amortization of Pension Components	3,348	980	4,528	5,616
Foreign Currency Translation Adjustment	210,282	32,449	160,222	37,326
Other	152	147	303	187

Comprehensive Income	264,337	411,884	389,268	678,598
Comprehensive Income Attributable to Noncontrolling Interests	(8,574)	(7,324)	(17,311)	(12,860)

Comprehensive Income Attributable to Weatherford	$255,763	$404,560	$371,957	$665,738

The accompanying notes are an integral part of these condensed consolidated financial statements.

WEATHERFORD INTERNATIONAL LTD. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
1. General
     The accompanying unaudited condensed consolidated financial statements of Weatherford International Ltd. and all majority-owned subsidiaries (the “Company”) include all adjustments of a normal recurring nature which, in the opinion of management, are necessary to present fairly the Company’s Condensed Consolidated Balance Sheet at June 30, 2009, Condensed Consolidated Statements of Income, Condensed Consolidated Statements of Comprehensive Income and Condensed Consolidated Statements of Cash Flows for the three and six months ended June 30, 2009 and 2008. Although the Company believes the disclosures in these financial statements are adequate to make the interim information presented not misleading, certain information relating to the Company’s organization and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles have been condensed or omitted in this Form 10-Q pursuant to U.S. Securities and Exchange Commission (“SEC”) rules and regulations. These financial statements should be read in conjunction with the audited consolidated financial statements for the year ended December 31, 2008 and the related notes included in the Company’s Annual Report on Form 10-K. The results of operations for the three and six months ended June 30, 2009 are not necessarily indicative of the results expected for the full year.
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
     In February 2009, Weatherford International Ltd., a Bermuda exempted company (“Weatherford Bermuda”), and Weatherford International Ltd., a Swiss joint stock corporation (“Weatherford Switzerland”), completed a share exchange transaction under the terms of a share exchange agreement, dated as of December 10, 2008, effected by way of a scheme of arrangement under Bermuda law, for purposes of changing the Company’s place of incorporation from Bermuda to Switzerland (collectively, the “Transaction”). Pursuant to the Transaction, each common share, par value U.S. $1.00 per share, of Weatherford Bermuda was exchanged for one registered share, par value 1.16 Swiss francs (“CHF”) per share, of Weatherford Switzerland. As a result of the Transaction, Weatherford Bermuda became a direct, wholly-owned subsidiary of Weatherford Switzerland.
     Effective January 1, 2009, the Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 160, Noncontrolling Interests in Consolidated Financial Statements — an amendment of ARB No. 51 (“SFAS No. 160”). SFAS No. 160 establishes accounting and reporting standards for ownership interests in subsidiaries held by parties other than the parent, the amount of consolidated net income attributable to the parent and to the noncontrolling interest, changes in a parent’s ownership interest and the valuation of retained noncontrolling equity investments when a subsidiary is deconsolidated. The statement also establishes reporting requirements that provide sufficient disclosures that clearly identify and distinguish between the interest of the parent and the interest of the noncontrolling owners. This standard changed the accounting for and reporting of minority interest (now called noncontrolling interest) in the consolidated financial statements. Upon adoption, certain prior period amounts have been reclassified to conform to the current period financial statement presentation.
     During the second quarter of 2009, the Company adopted SFAS No. 165, Subsequent Events, which establishes general standards of accounting for and disclosures of events that occur after the balance sheet date but before the financial statements are issued or are available to be issued. It requires the disclosure of the date through which an entity has evaluated subsequent events. The Company has evaluated subsequent events through August 3, 2009, the date of issuance of the condensed consolidated financial statements.

WEATHERFORD INTERNATIONAL LTD. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
2. Business Combinations
     Effective January 1, 2009, the Company adopted SFAS No. 141(R), Business Combination, (“SFAS No. 141(R)”). SFAS No. 141(R) establishes principles and requirements for how a company recognizes assets acquired, liabilities assumed, contractual contingencies and contingent consideration measured at fair value at the acquisition date. The statement also establishes disclosure requirements which will enable users to evaluate the nature and financial effect of the business combination. Due to the fact that SFAS No. 141(R) is applicable to acquisitions completed after January 1, 2009 and the Company did not have any material business combinations during the first six months of 2009, the adoption of SFAS No. 141(R) did not have a material impact on the Company’s condensed consolidated financial statements.
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
     During the six months ended June 30, 2009, the Company acquired businesses for cash consideration of $22 million and approximately three million common shares valued at $54 million.
3. Equity Investment Acquisition
     The Company acquired a 33% ownership interest in Premier Business Solutions (“PBS”) in June 2007 for approximately $330 million. PBS conducts business in Russia and is the world’s largest electric submersible pump manufacturer by volume. In January 2008, the Company sold its electrical submersible pumps (“ESP”) product line to PBS and received a combination of cash and an additional equity investment in PBS in consideration of the sale. This transaction increased the Company’s ownership percentage to approximately 40%. The Company’s investment in PBS is included in Equity Investments in the accompanying Condensed Consolidated Balance Sheets at June 30, 2009 and December 31, 2008.
4. Discontinued Operations
     In 2007, the Company’s management approved a plan to sell its oil and gas development and production business. The Company finalized the divestiture of the business in June 2008 and recorded an $11 million gain, net of taxes, during the three months ended June 30, 2008. This gain was partially offset by operating and legal expenses incurred during the period. Included in the loss for the six months ended June 30, 2008, is approximately $21 million, net of taxes, incurred in connection with the settlement of a legal dispute regarding the business.
5. Inventories
     The components of inventory were as follows:

	June 30,	December 31,
	2009	2008
	(In thousands)
Raw materials, components and supplies	$358,045	$430,352
Work in process	134,433	152,864
Finished goods	1,767,426	1,505,126

	$2,259,904	$2,088,342

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
     The changes in the carrying amount of goodwill for the six months ended June 30, 2009 were as follows:

		Middle East/	Europe/
	North	North Africa/	West Africa/	Latin
	America	Asia	FSU	America	Total
		(In thousands)
As of December 31, 2008	$1,813,710	$675,558	$734,930	$306,717	$3,530,915
Acquisitions	1,857	5,571	3,302	1,857	12,587
Disposals	(5,097)	—	—	—	(5,097)
Purchase price and other adjustments	5,711	9,232	6,234	(762)	20,415
Foreign currency translation	45,019	8,624	27,424	3,624	84,691

As of June 30, 2009	$1,861,200	$698,985	$771,890	$311,436	$3,643,511

7. Short-term Borrowings and Current Portion of Long-term Debt
     The components of short-term borrowings were as follows:

	June 30,	December 31,
	2009	2008
	(In thousands)
Revolving credit facilities	$542,500	$1,068,000
Commercial paper program	75,618	127,884
Other short-term bank loans	61,897	44,205

Total short-term borrowings	680,015	1,240,089
Current portion of long-term debt	12,520	15,858

Short-term borrowings and current portion of long-term debt	$692,535	$1,255,947

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
     The Company maintains various revolving credit facilities with syndicates of banks. These facilities allow for an aggregate availability of $2.3 billion, and can be used for a combination of borrowings, support of the Company’s commercial paper program and issuances of letters of credit. Facilities with $550 million in availability will mature in October 2009 and the remaining facilities mature in May 2011. There were $74 million in outstanding letters of credit under these facilities at June 30, 2009.

WEATHERFORD INTERNATIONAL LTD. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
     These borrowing facilities require the Company to maintain a debt-to-capitalization ratio of less than 60% and contain other covenants and representations customary for an investment-grade commercial credit. The Company was in compliance with these covenants at June 30, 2009.
     The Company has a $1.5 billion commercial paper program under which it may from time to time issue short-term unsecured notes. The commercial paper program is supported by the Company’s revolving credit facilities. The weighted average interest rate related to outstanding commercial paper issuances at June 30, 2009 was 0.5%.
     The Company has short-term borrowings with various domestic and international institutions pursuant to uncommitted facilities. At June 30, 2009, the Company had $62 million in short-term borrowings outstanding under these arrangements with a weighted average interest rate of 4.9%. In addition, the Company had $192 million of letters of credit and bid and performance bonds outstanding under these uncommitted facilities.
     The Company’s short-term borrowings approximate their fair value at June 30, 2009 and December 31, 2008.
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
     Interest Rate Swaps
     In December 2008, the Company entered into an interest rate swap agreement on an aggregate notional amount of $150 million against one of its revolving credit facilities. This agreement matured in June 2009.
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
     Other Derivative Instruments
     As of June 30, 2009, the Company had several foreign currency forward and option contracts with notional amounts aggregating $843 million, which were entered into to hedge exposure to currency fluctuations in various

WEATHERFORD INTERNATIONAL LTD. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
foreign currencies, including, but not limited to, the British pound sterling, the Canadian dollar, the euro and the Norwegian kroner. The total estimated fair value of these contracts at June 30, 2009 resulted in a net liability of $17 million. These derivative instruments were not designated as hedges and the changes in fair value of the contracts are recorded each period in Other, net in the accompanying Condensed Consolidated Statements of Income.
     In addition, after the closing of the acquisition of Precision Energy Services and Precision Drilling International, the Company entered into a series of cross-currency swaps between the U.S. dollar and Canadian dollar to hedge certain exposures to the Canadian dollar created as a result of the acquisition. At June 30, 2009, the Company had notional amounts outstanding of $168 million. The total estimated fair value of these contracts at June 30, 2009 resulted in a liability of $6 million. These derivative instruments were not designated as hedges and the changes in fair value of the contracts are recorded each period in the accompanying Condensed Consolidated Statements of Income.
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
     In accordance with SFAS No. 157 and SFAS No. 161, the following table presents the Company’s assets and liabilities (along with their balance sheet classification) that are measured and recognized at fair value on a recurring basis classified under the appropriate level of the fair value hierarchy as of June 30, 2009:

	June 30, 2009
	Level 1	Level 2	Level 3	Total
	(In thousands)
Other Current Assets:
Foreign exchange contracts	$—	$19,624	$—	$19,624

Other Assets:
Other investments	—	34,486	—	34,486

Other Current Liabilities:
Foreign exchange contracts	—	36,598	—	36,598

Other Liabilities:
Foreign exchange contracts	—	5,549	—	5,549
9. Income Taxes
     The Company’s effective tax rates were 9.7% and 14.5% for the three and six months ended June 30, 2009, respectively, and were 13.5% and 16.6% for the three and six months ended June 30, 2008, respectively. The decrease in the effective tax rate is due to the decrease in earnings in certain jurisdictions, largely in North America, and benefits realized from the refinement of the Company’s international tax structure.
10. Shareholders’ Equity
     The following summarizes the Company’s shareholders’ equity activity for the period presented:

			Noncontrolling
	Total	Company	Interests in
	Shareholders’	Shareholders’	Consolidated
	Equity	Equity	Subsidiaries
		(In thousands)
Balance at December 31, 2008	$8,366,049	$8,285,648	$80,401

Comprehensive Income:
Net Income	224,215	206,783	17,432
Amortization of Pension Components	4,528	4,528	—
Foreign Currency Translation Adjustments	160,222	160,343	(121)
Other	303	303	—

Comprehensive Income	389,268	371,957	17,311
Transactions with Shareholders	91,845	91,845	—
Dividends paid to Noncontrolling Interests	(16,047)	—	(16,047)
Other	1,502	—	1,502

Balance at June 30, 2009	$8,832,617	$8,749,450	$83,167

11. Earnings Per Share
     Basic earnings per share for all periods presented equals net income divided by the weighted average number of the Company’s registered shares, par value CHF 1.16 (“Registered Shares”) outstanding during the period. Diluted earnings per share is computed by dividing net income by the weighted average number of Registered Shares outstanding during the period, as adjusted for the dilutive effect of the Company’s stock option and restricted share plans and warrant.

WEATHERFORD INTERNATIONAL LTD. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
     Effective January 1, 2009, the Company implemented FASB Staff Position (“FSP”) EITF 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities, (“FSP EITF 03-6-1”). FSP EITF 03-6-1 addresses whether instruments granted in share-based payment transactions are participating securities. Under the guidance of FSP EITF 03-6-1, unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents, whether paid or unpaid, are participating securities and shall be included in the computation of earnings-per-share pursuant to the two-class method. Accordingly, the Company now includes its restricted share awards that contain the right to vote and receive dividends in the computation of both basic and diluted earnings per share. FSP EITF 03-6-1 has not been applied to prior periods as the impact is immaterial.
     The Company’s Board of Directors approved a two-for-one share split of its common shares effected through a share dividend. Shareholders of record on May 9, 2008 were entitled to the dividend, which was distributed on May 23, 2008. All share and option amounts included in the accompanying consolidated financial statements and related notes reflect the effect of the share split.
     The following reconciles basic and diluted weighted average shares outstanding:

	Three Months		Six Months
	Ended June 30,		Ended June 30,
	2009	2008	2009	2008
		(In thousands)
Basic weighted average shares outstanding	700,424	681,870	699,375	681,030
Dilutive effect of:
Warrant	2,105	8,380	1,053	7,663
Stock option and restricted share plans	6,883	11,677	5,596	10,814

Diluted weighted average shares outstanding	709,412	701,927	706,024	699,507

     The diluted earning per share calculation excludes four million potential shares for the three months ended June 30, 2009 and 11 million potential shares for the six months ended June 30, 2009, due to their antidilutive effect. Antidilutive potential shares were not significant for the three and six months ended June 30, 2008.
12. Share-Based Compensation
     The Company recognized the following employee share-based compensation expense during the three and six months ended June 30, 2009 and 2008:

	Three Months		Six Months
	Ended June 30,		Ended June 30,
	2009	2008	2009	2008
		(In thousands)
Share-based compensation	$28,617	$24,660	$55,046	$48,134
Related tax benefit	10,016	8,631	19,266	16,847
     During the six months ended June 30, 2009, the Company granted six million restricted share awards and units at a weighted average grant date fair value of $13.17 per share.
     As of June 30, 2009, there was $268 million of total unrecognized compensation cost related to the Company’s unvested stock options and restricted share grants. This cost is expected to be recognized over a weighted-average period of two years.

WEATHERFORD INTERNATIONAL LTD. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
13. Retirement and Employee Benefit Plans
     The Company has defined benefit pension and other post-retirement benefit plans covering certain employees. The components of net periodic benefit cost for the three and six months ended June 30, 2009 and 2008 were as follows:

	Three Months Ended June 30,
	2009		2008
	United		United
	States	International	States	International
		(In thousands)
Service cost	$906	$1,681	$720	$3,555
Interest cost	2,079	1,654	1,511	2,659
Expected return on plan assets	(166)	(979)	(179)	(2,320)
Amortization of transition obligation	—	—	—	(1)
Amortization of prior service cost (credit)	1,535	(12)	458	(20)
Amortization of loss	2,209	235	964	107
Curtailment/settlement loss	1,063	—	—	—

Net periodic benefit cost	$7,626	$2,579	$3,474	$3,980

	Six Months Ended June 30,
	2009		2008
	United		United
	States	International	States	International
		(In thousands)
Service cost	$1,781	$3,285	$1,440	$7,043
Interest cost	3,785	3,250	3,022	5,269
Expected return on plan assets	(331)	(1,933)	(358)	(4,626)
Amortization of transition obligation	—	(1)	—	(2)
Amortization of prior service cost (credit)	1,993	(23)	916	(40)
Amortization of loss	3,234	463	1,928	208
Curtailment/settlement loss	1,063	—	5,621	—

Net periodic benefit cost	$11,525	$5,041	$12,569	$7,852

     The Company previously disclosed in its financial statements for the year ended December 31, 2008, that it expected to contribute approximately $10 million to its pension and other postretirement benefit plans during 2009. Due to the amendment of one of our foreign plans, the Company currently anticipates total 2009 contributions for the defined benefit plans to approximate $7 million. As of June 30, 2009, the Company has contributed approximately $4 million to these plans.

WEATHERFORD INTERNATIONAL LTD. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
14. Segment Information
     Financial information by segment is summarized below. Revenues are attributable to countries based on the ultimate destination of the sale of products or performance of services. The accounting policies of the segments are the same as those described in the summary of significant accounting policies.

	Three Months Ended June 30, 2009
	Net	Income (Loss)	Depreciation
	Operating	from	and
	Revenues	Operations	Amortization
		(In thousands)
North America	$571,415	$(709)	$77,253
Middle East/North Africa/Asia	592,908	123,553	60,921
Europe/West Africa/FSU	364,968	62,614	35,190
Latin America	465,541	85,759	35,971

	1,994,832	271,217	209,335
Corporate and Research and Development	—	(86,947)	4,358
Other (a)	—	(30,905)	—

Total	$1,994,832	$153,365	$213,693

	Three Months Ended June 30, 2008
	Net	Income	Depreciation
	Operating	from	and
	Revenues	Operations	Amortization
		(In thousands)

North America	$1,012,244	$224,252	$75,093
Middle East/North Africa/Asia	556,251	130,650	45,982
Europe/West Africa/FSU	389,563	99,016	27,600
Latin America	271,192	58,355	20,368

	2,229,250	512,273	169,043
Corporate and Research and Development	—	(79,705)	2,667
Other (b)	—	64,356	—

Total	$2,229,250	$496,924	$171,710

(a)	The three months ended June 30, 2009 includes $14 million for costs incurred in connection with on-going investigations by the U.S. government, $13 million for severance and facility closure costs associated with reorganization activities and $4 million in costs related to the Company’s withdrawal from certain sanctioned countries.

(b)	During the three months ended June 30, 2008, the Company sold a 50% interest in a subsidiary it controls to Qatar Petroleum for cash consideration of $113 million. The subsidiary contains substantially all of the Company’s Qatar operations. The sale resulted in a gain of $81 million, after deducting direct costs of the transaction. The gain was partially offset by $11 million in costs incurred in connection with the Company’s on-going investigations and $6 million in costs related to the Company’s withdrawal from certain sanctioned countries.

WEATHERFORD INTERNATIONAL LTD. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

	Six Months Ended June 30, 2009
	Net	Income	Depreciation
	Operating	from	and
	Revenues	Operations	Amortization
		(In thousands)
North America	$1,408,768	$122,327	$152,351
Middle East/North Africa/Asia	1,174,854	257,579	118,555
Europe/West Africa/FSU	733,811	137,557	69,868
Latin America	933,540	177,976	66,413

	4,250,973	695,439	407,187
Corporate and Research and Development	—	(175,567)	7,900
Other (c)	—	(55,782)	—

Total	$4,250,973	$464,090	$415,087

	Six Months Ended June 30, 2008
	Net	Income	Depreciation
	Operating	from	and
	Revenues	Operations	Amortization
	(In thousands)
North America	$2,102,606	$515,905	$149,880
Middle East/North Africa/Asia	1,078,135	251,324	91,718
Europe/West Africa/FSU	737,192	192,229	54,221
Latin America	507,209	118,853	40,050

	4,425,142	1,078,311	335,869

Corporate and Research and Development	—	(155,976)	5,129
Other (d)	—	(9,877)	—

Total	$4,425,142	$912,458	$340,998

(c)	The six months ended June 30, 2009 includes $27 million for costs incurred in connection with on-going investigations by the U.S. government, $25 million for severance and facility closure costs associated with reorganization activities and $4 million in costs related to the Company’s withdrawal from certain sanctioned countries.

(d)	The six months ended June 30, 2008 includes $57 million for costs incurred in connection with the Company’s withdrawal from certain sanctioned countries. These costs were included in the Cost of Products line item in the Condensed Consolidated Statements of Income. In addition, severance costs of $15 million were incurred associated with reorganization activities and $19 million was expended in connection with the Company’s on-going investigations. These charges were partially offset by the $81 million gain discussed above.

WEATHERFORD INTERNATIONAL LTD. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
15. Disputes and Litigation
     U.S. Government and Internal Investigations
     The Company is currently involved in government and internal investigations involving various areas of its operations.
     The Company participated in the United Nations oil-for-food program governing sales of goods and services into Iraq. The U.S. Department of Justice (“DOJ”) and the SEC are conducting investigations of the Company’s participation in the oil-for-food program and have subpoenaed certain documents in connection with these investigations. The Company is cooperating fully with these investigations. The Company has retained legal counsel, reporting to its audit committee, to investigate this matter. These investigations are ongoing, and the Company cannot anticipate the timing, outcome or possible impact of these investigations, financial or otherwise.
     The U.S. Department of Commerce, Bureau of Industry & Security, Office of Foreign Assets Control, DOJ and SEC are investigating allegations of improper sales of products and services by the Company and its subsidiaries in certain sanctioned countries. The Company is cooperating fully with this investigation. The Company has retained legal counsel, reporting to its audit committee, to investigate these matters and to cooperate fully with these agencies. This investigation is ongoing, and the Company cannot anticipate the timing, outcome or possible impact of the investigation, financial or otherwise.
     In light of this investigation and of the current U.S. and foreign policy environment and the inherent uncertainties surrounding these countries, the Company decided in September 2007 to direct its foreign subsidiaries to discontinue doing business in countries that are subject to comprehensive U.S. economic and trade sanctions, specifically Cuba, Iran, and Sudan, as well as Syria. Effective September 2007, the Company ceased entering into any new contracts relating to these countries and began an orderly discontinuation and winding down of its existing business in these sanctioned countries. Effective March 31, 2008, the Company substantially completed its withdrawal from these countries. The Company’s remaining activities in these countries consist primarily of attempts to collect accounts receivable and recover or liquidate assets, including funds. Certain of the Company’s subsidiaries continue to conduct business in countries such as Myanmar that are subject to more limited U.S. trading sanctions.
     The DOJ and SEC are investigating the embezzlement of approximately $175,000 at a European subsidiary and the possible improper use of these funds, including possible payments to government officials in Europe, during the period from 2000 to 2004, and the Company’s compliance with the Foreign Corrupt Practices Act (“FCPA”) and other laws worldwide. The Company has retained legal counsel, reporting to its audit committee, to investigate these matters and to cooperate fully with the DOJ and SEC. As part of its investigations, the Company has uncovered potential violations of U.S. law in connection with activities in West Africa. These investigations are ongoing, and the Company cannot anticipate the timing, outcome or possible impact, if any, of the investigations, financial or otherwise.
     The DOJ, SEC and other agencies and authorities have a broad range of civil and criminal penalties they may seek to impose against corporations and individuals for violations of trade sanctions laws, the FCPA and other federal statutes including, but not limited to, injunctive relief, disgorgement, fines, penalties and modifications to business practices and compliance programs. In recent years, these agencies and authorities have entered into agreements with, and obtained a range of penalties against, several public corporations and individuals in similar investigations, under which civil and criminal penalties were imposed, including in some cases fines and other penalties and sanctions in the tens and hundreds of millions of dollars. Under trade sanctions laws, the DOJ may also seek to impose modifications to business practices, including immediate cessation of all business activities in sanctioned countries, and modifications to compliance programs, which may increase compliance costs. In addition, the Company’s activities in sanctioned countries, such as Sudan and Iran, could result in certain investors, such as government sponsored pension funds, divesting or not investing in its registered shares. Based on available information, the Company cannot predict what, if any, actions the DOJ, SEC or other authorities will take in its situation or the effect any such actions will have on its consolidated financial position or results of operations. To the extent the Company violated trade sanctions laws, the FCPA, or other laws or regulations, fines and other

WEATHERFORD INTERNATIONAL LTD. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
penalties may be imposed. Because these matters are now pending before the indicated agencies, there can be no assurance that actual fines or penalties, if any, will not have a material adverse affect on its business, financial condition, liquidity or results of operations.
     During the six months ended June 30, 2009 and 2008, the Company incurred $27 million and $19 million, respectively, in connection with these on-going investigations. In addition, the Company incurred $57 million for costs incurred in connection with our exit from certain sanctioned countries during the six months ended June 30, 2008.
     Other Litigation and Disputes
     The Company is aware of various disputes and potential claims and is a party in various litigation involving claims against the Company, some of which are covered by insurance. Based on facts currently known, the Company believes that the ultimate liability, if any, which is probable to result from known claims, disputes and pending litigation, would not have a material adverse effect on the Company’s consolidated financial position, results of operations or cash flows.
16. New Accounting Pronouncements
     In December 2008, the FASB issued FSP SFAS 132(R)-1, Employers’ Disclosures about Postretirement Benefit Plan Assets (“FSP SFAS No. 132(R)-1”). This FSP amends the disclosure requirements for employer’s disclosure of plan assets for defined benefit pensions and other postretirement plans. The objective of this FSP is to provide users of financial statements with an understanding of how investment allocation decisions are made, the major categories of plan assets held by the plans, the inputs and valuation techniques used to measure the fair value of plan assets, significant concentration of risk within the Company’s plan assets, and for fair value measurements determined using significant unobservable inputs, a reconciliation of changes between the beginning and ending balances. FSP SFAS No. 132(R)-1 is effective for fiscal years ending after December 15, 2009. The Company will adopt the new disclosure requirements in the 2009 annual reporting period.
     In June 2009, the FASB issued SFAS 167, Amendments to FASB Interpretation No. 46(R) (“SFAS No. 167”). SFAS No. 167 is a revision to FASB Interpretation No. 46 (Revised December 2003), Consolidation of Variable Interest Entities, and changes how a reporting entity determines when an entity that is insufficiently capitalized or is not controlled through voting (or similar rights) should be consolidated. The objective of this SFAS is to improve financial reporting by enterprises involved with variable interest entities. SFAS No. 167 is effective for fiscal years beginning after November 15, 2009. The Company will adopt the new disclosure requirements beginning January 1, 2010.
17. Commitments and Contingencies
     In association with a prior acquisition, the Company identified pre-acquisition contingencies related to duties and taxes associated with the importation of certain equipment assets to foreign jurisdictions. At June 30, 2009, the Company has a liability in the amount of $9 million for this matter. If the Company used the high end of the range, the aggregate potential liability would be approximately $10 million higher.
     The Company’s former Senior Vice President and General Counsel (the “Executive”) left the Company in June 2009. The Executive had employment agreements with the Company that terminated on his departure. There is currently a dispute between the Executive and the Company as to the amount of compensation the Company is obligated to pay under these employment agreements based on the Executive’s separation. It is the Company’s belief that an unfavorable outcome regarding this dispute is not probable, and as such, the Company has not accrued for $9 million of the Executive’s claimed severance and other benefits.
18. Subsequent Event
     On July 27, 2009, the Company completed its acquisition of the Oilfield Services Division of TNK-BP (“TNK-BP”) for 24.3 million shares valued at approximately $450 million. In addition, if TNK-BP sells its shares in the

WEATHERFORD INTERNATIONAL LTD. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
Company for a price less than $18.50 per share prior to June 29, 2010, the Company is obligated to pay TNK-BP additional consideration in an amount equal to the difference between the price at which the shares were sold and $18.50. The Company will pay any additional consideration in cash or, at the Company’s option in certain instances, in additional shares following such date.
19. Condensed Consolidating Financial Statements
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
     The following obligations of Weatherford Delaware were guaranteed by Weatherford Bermuda at June 30, 2009 and December 31, 2008: (i) the 6.625% Senior Notes, (ii) the 5.95% Senior Notes, (iii) the 6.35% Senior Notes and (iv) the 6.80% Senior Notes.
     The following obligations of Weatherford Bermuda were guaranteed by Weatherford Delaware at June 30, 2009: (i) the revolving credit facilities, (ii) the 4.95% Senior Notes, (iii) the 5.50% Senior Notes, (iv) the 6.50% Senior Notes, (v) the 5.15% Senior Notes, (vi) the 6.00% Senior Notes, (vii) the 7.00% Senior Notes, (viii) the 9.625% Senior Notes, (ix) the 9.875% Senior Notes and (x) issuances of notes under the commercial paper program.
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

WEATHERFORD INTERNATIONAL LTD. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
Condensed Consolidating Balance Sheet
June 30, 2009
(unaudited)
(In thousands)

				Other
	Parent	Bermuda	Delaware	Subsidiaries	Eliminations	Consolidation
ASSETS

Current Assets:
Cash and Cash Equivalents	$132	$26	$21	$205,093	$—	$205,272
Other Current Assets	1,209	19,422	78,967	5,329,358	—	5,428,956

Total Current Assets	1,341	19,448	78,988	5,534,451	—	5,634,228

Equity Investments in Affiliates	8,493,192	14,920,933	6,563,691	12,275,120	(42,252,936)	—
Shares Held in Parent	—	—	125,234	565,747	(690,981)	—
Intercompany Receivables, Net	—	1,645,391	1,040,358	—	(2,685,749)	—
Other Assets	747	67,801	183,731	11,479,152	—	11,731,431

Total Assets	$8,495,280	$16,653,573	$7,992,002	$29,854,470	$(45,629,666)	$17,365,659

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current Liabilities:
Short-term Borrowings and Current Portion of Long-term Debt	$—	$229,196	$1,812	$461,527	$—	$692,535
Accounts Payable and Other Current Liabilities	—	110,066	76,054	1,361,816	—	1,547,936

Total Current Liabilities	—	339,262	77,866	1,823,343	—	2,240,471

Long-term Debt	—	3,942,545	1,848,819	13,672	—	5,805,036
Intercompany Payables, Net	7,741	—	—	2,678,008	(2,685,749)	—
Other Long-term Liabilities	—	116,476	2,405	368,654	—	487,535

Total Liabilities	7,741	4,398,283	1,929,090	4,883,677	(2,685,749)	8,533,042

Weatherford Shareholders’ Equity	8,487,539	12,255,290	6,062,912	24,887,626	(42,943,917)	8,749,450
Noncontrolling Interests	—	—	—	83,167	—	83,167

Total Liabilities and Shareholder’s Equity	$8,495,280	$16,653,573	$7,992,002	$29,854,470	$(45,629,666)	$17,365,659

WEATHERFORD INTERNATIONAL LTD. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
Condensed Consolidating Balance Sheet
December 31, 2008
(In thousands)

			Other
	Bermuda	Delaware	Subsidiaries	Eliminations	Consolidation
ASSETS

Current Assets:
Cash and Cash Equivalents	$24	$50	$238,324	$—	$238,398
Other Current Assets	11,547	90,626	5,229,711	—	5,331,884

Total Current Assets	11,571	90,676	5,468,035	—	5,570,282

Equity Investments in Affiliates	14,335,661	6,231,144	12,611,943	(33,178,748)	—
Shares Held in Parent	—	133,519	625,958	(759,477)	—
Intercompany Receivables, Net	1,289,507	906,534	—	(2,196,041)	—
Other Assets	59,325	184,869	10,662,037	—	10,906,231

Total Assets	$15,696,064	$7,546,742	$29,367,973	$(36,134,266)	$16,476,513

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current Liabilities:
Short-term Borrowings and Current Portion of Long-term Debt	$781,443	$1,758	$472,746	$—	$1,255,947
Accounts Payable and Other Current Liabilities	59,534	39,764	1,666,848	—	1,766,146

Total Current Liabilities	840,977	41,522	2,139,594	—	3,022,093

Long-term Debt	2,701,747	1,849,428	13,080	—	4,564,255
Intercompany Payables, Net	—	—	2,196,041	(2,196,041)	—
Other Long-term Liabilities	110,627	2,502	410,987	—	524,116

Total Liabilities	3,653,351	1,893,452	4,759,702	(2,196,041)	8,110,464

Weatherford Shareholders’ Equity	12,042,713	5,653,290	24,527,870	(33,938,225)	8,285,648
Noncontrolling Interests	—	—	80,401	—	80,401

Total Liabilities and Shareholders’ Equity	$15,696,064	$7,546,742	$29,367,973	$(36,134,266)	$16,476,513

WEATHERFORD INTERNATIONAL LTD. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
Condensed Consolidating Statements of Income
Three Months Ended June 30, 2009
(unaudited)
(In thousands)

				Other
	Parent	Bermuda	Delaware	Subsidiaries	Eliminations	Consolidation
Revenues	$—	$—	$—	$1,994,832	$—	$1,994,832
Costs and Expenses	(704)	(4,083)	(532)	(1,836,148)	—	(1,841,467)

Operating Income (Loss)	(704)	(4,083)	(532)	158,684	—	153,365

Other Income (Expense):
Interest Income (Expense), Net	—	(66,066)	(28,734)	1,302	—	(93,498)
Intercompany Charges, Net	(17)	(67,320)	(60,101)	127,438	—	—
Equity in Subsidiary Income	42,708	81,932	155,715	—	(280,355)	—
Other, Net	(6)	98,245	(46)	(102,064)	—	(3,871)

Income (Loss) from Continuing Operations Before Income Taxes	41,981	42,708	66,302	185,360	(280,355)	55,996
Provision for Income Taxes	—	—	15,630	(21,071)	—	(5,441)

Income (Loss) from Continuing Operations	41,981	42,708	81,932	164,289	(280,355)	50,555
Loss from Discontinued Operation, Net of Taxes	—	—	—	—	—	—

Net Income (Loss)	41,981	42,708	81,932	164,289	(280,355)	50,555
Noncontrolling Interests	—	—	—	(8,574)	—	(8,574)

Net Income Attributable to Weatherford	$41,981	$42,708	$81,932	$155,715	$(280,355)	$41,981

Condensed Consolidating Statements of Income
Three Months Ended June 30, 2008
(unaudited)
(In thousands)

			Other
	Bermuda	Delaware	Subsidiaries	Eliminations	Consolidation
Revenues	$—	$—	$2,229,250	$—	$2,229,250
Costs and Expenses	(5,266)	(151)	(1,726,909)	—	(1,732,326)

Operating Income (Loss)	(5,266)	(151)	502,341	—	496,924

Other Income (Expense):
Interest Income (Expense), Net	(34,877)	(28,684)	1,162	—	(62,399)
Intercompany Charges, Net	73,303	—	(73,303)	—	—
Equity in Subsidiary Income	343,816	329,164	—	(672,980)	—
Other, Net	(7,992)	(309)	3,019	—	(5,282)

Income (Loss) from Continuing Operations Before Income Taxes	368,984	300,020	433,219	(672,980)	429,243
Provision for Income Taxes	—	43,796	(101,671)	—	(57,875)

Income (Loss) from Continuing Operations	368,984	343,816	331,548	(672,980)	371,368
Gain from Discontinued Operation, Net of Taxes	2,000	—	4,940	—	6,940

Net Income (Loss)	370,984	343,816	336,488	(672,980)	378,308
Noncontrolling Interests	—	—	(7,324)	—	(7,324)

Net Income Attributable to Weatherford	$370,984	$343,816	$329,164	$(672,980)	$370,984

WEATHERFORD INTERNATIONAL LTD. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
Condensed Consolidating Statements of Income
Six Months Ended June 30, 2009
(unaudited)
(In thousands)

				Other
	Parent	Bermuda	Delaware	Subsidiaries	Eliminations	Consolidation
Revenues	$—	$—	$—	$4,250,973	$—	$4,250,973
Costs and Expenses	(738)	(10,591)	(876)	(3,774,678)	—	(3,786,883)

Operating Income (Loss)	(738)	(10,591)	(876)	476,295	—	464,090

Other Income (Expense):
Interest Income (Expense), Net	—	(130,118)	(57,166)	2,723	—	(184,561)
Intercompany Charges, Net	(17)	3,804	(60,101)	56,314	—	—
Equity in Subsidiary Income	207,544	248,488	332,508	—	(788,540)	—
Other, Net	(6)	95,961	(333)	(113,032)	—	(17,410)

Income (Loss) from Continuing Operations Before Income Taxes	206,783	207,544	214,032	422,300	(788,540)	262,119
Provision for Income Taxes	—	—	34,456	(72,360)	—	(37,904)

Income (Loss) from Continuing Operations	206,783	207,544	248,488	349,940	(788,540)	224,215
Gain (Loss) from Discontinued Operation, Net of Taxes	—	—	—	—	—	—

Net Income (Loss)	206,783	207,544	248,488	349,940	(788,540)	224,215
Noncontrolling Interests	—	—	—	(17,432)	—	(17,432)

Net Income Attributable to Weatherford	$206,783	$207,544	$248,488	$332,508	$(788,540)	$206,783

Condensed Consolidating Statements of Income
Six Months Ended June 30, 2008
(unaudited)
(In thousands)

			Other
	Bermuda	Delaware	Subsidiaries	Eliminations	Consolidation
Revenues	$—	$—	$4,425,142	$—	$4,425,142
Costs and Expenses	(17,421)	(841)	(3,494,422)	—	(3,512,684)

Operating Income (Loss)	(17,421)	(841)	930,720	—	912,458

Other Income (Expense):
Interest Income (Expense), Net	(57,573)	(58,329)	700	—	(115,202)
Intercompany Charges, Net	76,298	—	(76,298)	—	—
Equity in Subsidiary Income	626,936	632,416	—	(1,259,352)	—
Other, Net	4,974	(566)	(9,191)	—	(4,783)

Income (Loss) from Continuing Operations Before Income Taxes	633,214	572,680	845,931	(1,259,352)	792,473
Provision for Income Taxes	(29)	54,256	(185,727)	—	(131,500)

Income (Loss) from Continuing Operations	633,185	626,936	660,204	(1,259,352)	660,973
Gain (Loss) from Discontinued Operation, Net of Taxes	2,000	—	(14,928)	—	(12,928)

Net Income (Loss)	635,185	626,936	645,276	(1,259,352)	648,045
Noncontrolling Interests	—	—	(12,860)	—	(12,860)

Net Income Attributable to Weatherford	$635,185	$626,936	$632,416	$(1,259,352)	$635,185

WEATHERFORD INTERNATIONAL LTD. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
Condensed Consolidating Statement of Cash Flows
Six Months Ended June 30, 2009
(unaudited)
(In thousands)

				Other
	Parent	Bermuda	Delaware	Subsidiaries	Eliminations	Consolidation
Cash Flows from Operating Activities:
Net Income	$206,783	$207,544	$248,488	$349,940	$(788,540)	$224,215
Adjustments to Reconcile Net Income (Loss) to Net Cash Provided (Used) by Operating Activities:
Charges from Parent or Subsidiary	17	(3,804)	60,101	(56,314)	—	—
(Gain) Loss from Discontinued Operations	—	—	—	—	—	—
Equity in (Earnings) Loss of Affiliates	(207,544)	(248,488)	(332,508)	—	788,540	—
Deferred Income Tax Provision (Benefit)	—	—	12,252	(74,022)	—	(61,770)
Other Adjustments	(479)	(82,216)	231,700	(11,537)	—	137,468

Net Cash Provided (Used) by Operating Activities-Continuing Operations	(1,223)	(126,964)	220,033	208,067	—	299,913
Net Cash Used by Operating Activities-Discontinued Operations	—	—	—	—	—	—

Net Cash Provided (Used) by Operating Activities	(1,223)	(126,964)	220,033	208,067	—	299,913

Cash Flows from Investing Activities:
Acquisitions of Businesses, Net of Cash Acquired	—	—	—	(22,049)	—	(22,049)
Capital Expenditures for Property, Plant and Equipment	—	—	—	(970,384)	—	(970,384)
Acquisition of Intellectual Property	—	—	—	(16,456)	—	(16,456)
Purchase of Equity Investment in Unconsolidated Affiliate	—	—	—	(26,509)	—	(26,509)
Proceeds from Sale of Assets and Businesses, Net	—	—	—	40,873	—	40,873
Capital Contribution to Subsidiary	—	(336,784)	(39)	—	336,823	—

Net Cash Provided (Used) by Investing Activities-Continuing Operations	—	(336,784)	(39)	(994,525)	336,823	(994,525)
Net Cash Provided by Investing Activities-Discontinued Operations	—	—	—	—	—	—

Net Cash Provided (Used) by Investing Activities	—	(336,784)	(39)	(994,525)	336,823	(994,525)

Cash Flows from Financing Activities:
Borrowings of (Repayments on) Short-term Debt, Net	—	(552,247)	54	(12,615)	—	(564,808)
Borrowings of (Repayments on) Long-term Debt, Net	—	1,233,364	—	(3,150)	—	1,230,214
Borrowings (Repayments) Between Subsidiaries, Net	1,253	(217,367)	(216,157)	432,271	—	—
Proceeds from Capital Contribution	—	—	—	336,823	(336,823)	—
Other, Net	—	—	(3,920)	—	—	(3,920)

Net Cash Provided (Used) by Financing Activities — Continuing Operations	1,253	463,750	(220,023)	753,329	(336,823)	661,486
Net Cash Provided (Used) by Financing Activities — Discontinued Operations	—	—	—	—	—	—

Net Cash Provided (Used) by Financing Activities	1,253	463,750	(220,023)	753,329	(336,823)	661,486

Net Increase (Decrease) in Cash and Cash Equivalents	30	2	(29)	(33,129)	—	(33,126)
Cash and Cash Equivalents at Beginning of Year	102	24	50	238,222	—	238,398

Cash and Cash Equivalents at End of Year	$132	$26	$21	$205,093	$—	$205,272

WEATHERFORD INTERNATIONAL LTD. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
Condensed Consolidating Statement of Cash Flows
Six Months Ended June 30, 2008
(unaudited)
(In thousands)

			Other
	Parent	Issuer	Subsidiaries	Eliminations	Consolidation
Cash Flows from Operating Activities:
Net Income	$635,185	$626,936	$645,276	$(1,259,352)	$648,045
Adjustments to Reconcile Net Income (Loss) to Net Cash Provided (Used) by Operating Activities:
Charges from Parent or Subsidiary	(76,298)	—	76,298	—	—
(Gain) Loss from Discontinued Operations	(2,000)	—	14,928	—	12,928
Equity in (Earnings) Loss of Affiliates	(626,936)	(632,416)	—	1,259,352	—
Deferred Income Tax Provision (Benefit)	—	(21,598)	9,350	—	(12,248)
Other Adjustments	25,359	(79,575)	(207,073)	—	(261,289)

Net Cash Provided (Used) by Operating Activities-Continuing Operations	(44,690)	(106,653)	538,779	—	387,436
Net Cash Used by Operating Activities- Discontinued Operations	—	—	(6,219)	—	(6,219)

Net Cash Provided (Used) by Operating Activities	(44,690)	(106,653)	532,560	—	381,217

Cash Flows from Investing Activities:
Acquisitions of Businesses, Net of Cash Acquired	—	—	(160,351)	—	(160,351)
Capital Expenditures for Property, Plant and Equipment	—	—	(1,144,530)	—	(1,144,530)
Acquisition of Intellectual Property	—	—	(6,436)	—	(6,436)
Proceeds from Sale of Assets and Businesses, Net	—	—	255,121	—	255,121
Capital Contribution to Subsidiary	(116,454)	—	—	116,454	—

Net Cash Provided (Used) by Investing Activities-Continuing Operations	(116,454)	—	(1,056,196)	116,454	(1,056,196)
Net Cash Provided by Investing Activities- Discontinued Operations	—	—	2,000	—	2,000

Net Cash Provided (Used) by Investing Activities	(116,454)	—	(1,054,196)	116,454	(1,054,196)

Cash Flows from Financing Activities:
Repayments on Short-term Debt, Net	(568,124)	(21,495)	(139,182)	—	(728,801)
Borrowings of (Repayments on) Long-term Debt, Net	1,483,931	(574)	2,850	—	1,486,207
Proceeds from Exercise of Stock Options	—	9,512	—	—	9,512
Borrowings (Repayments) Between Subsidiaries, Net	(742,395)	154,650	587,745	—	—
Proceeds from Capital Contribution	—	—	116,454	(116,454)	—
Other, Net	(12,471)	15,796	—	—	3,325

Net Cash Provided (Used) by Financing Activities	160,941	157,889	567,867	(116,454)	770,243

Net Decrease in Cash and Cash Equivalents	(203)	51,236	46,231	—	97,264
Cash and Cash Equivalents at Beginning of Year	228	1,489	168,997	—	170,714

Cash and Cash Equivalents at End of Year	$25	$52,725	$215,228	$—	$267,978

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
     Our Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) begins with an executive level overview, which provides a general description of our company today, a synopsis of industry market trends, insight into management’s perspective of the opportunities and challenges we face and our outlook for 2009. Next, we analyze the results of our operations for the six months ended June 30, 2009 and 2008, including the trends in our overall business. Then we review our liquidity and capital resources. We conclude with a discussion of our critical accounting policies and estimates and a summary of recently issued accounting pronouncements.
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
     The following chart sets forth certain statistics that reflect historical market conditions:

		Henry Hub	North American	International
	WTI Oil (1)	Gas (2)	Rig Count (3)	Rig Count (3)
June 30, 2009	$69.89	$3.84	1,019	1,053
December 31, 2008	44.60	5.62	2,143	1,175
June 30, 2008	140.00	13.35	2,168	1,196

(1)	Price per barrel as of June 30 and December 31 — Source: Thomson Reuters

(2)	Price per MM/BTU as of June 30 and December 31 — Source: Thomson Reuters

(3)	Average rig count for the applicable month — Source: Baker Hughes Rig Count and other third-party data
     Oil prices increased during the first six months of 2009, ranging from a low of $33.98 per barrel in mid-February to a high of $72.68 per barrel in mid June. Natural gas prices decreased during the first half of 2009, ranging from a high of $6.07 MM/BTU in early January to a low of $3.25 MM/BTU near the end of April. Factors influencing oil and natural gas prices during the period include hydrocarbon inventory levels, realized and expected economic growth, realized and expected levels of hydrocarbon demand, levels of spare production capacity within the Organization of Petroleum Exporting Countries (“OPEC”), weather and geopolitical uncertainty.
     According to a recent study by Barclays Capital, exploration and production expenditures during 2009 are anticipated to decrease 37% in North America and 6% internationally. The decrease is in response to the significant decline in commodity prices, constrained cash flows of customers and less favorable credit markets.
     Outlook
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
     The near-term outlook is more difficult to assess given the dramatically weakened picture of the global economy stemming from a severe dislocation in credit markets and money flows around the world in late 2008 and early 2009. Climate, natural gas storage levels and commodity prices, as well as expectations for the U.S. economy, will dictate the level of oilfield service activity in North America for the remainder of 2009. While global economies and money flows have stabilized somewhat, it remains difficult to predict with any certainty the timing or intensity of a full recovery.
     North America rig activity appeared to have reached its trough during the second quarter of 2009. The pull back experienced during the last quarter of 2008 and the first six months of 2009 was driven by natural gas storage levels, lower natural gas prices and a dampened prognosis for the U.S. economy. We have aggressively adjusted our cost structure in North America to be better aligned with current activity levels and to reflect the reality of the reservoirs our customers will pursue for the foreseeable future. We do not expect a robust recovery in North American activity until the latter part of 2010.
     International rig activity also decreased in the first half of 2009, but at a much less severe rate than North America given that international spending is driven by major and national oil companies that typically take a longer-term view on larger, more complex projects. The pull back in the international markets during the first half of the year was quick, and we believe it to be substantially completed.
     While it is difficult to predict exact growth rates given the current fluid economic conditions and volatility, we expect our total international businesses to grow revenue in the double digits on a percentage basis. We expect Latin America to account for a significant portion of this growth, based on increases in work volumes in Mexico and Brazil. In the Eastern Hemisphere, North Africa, Middle East, the Former Soviet Union (“FSU”) and pockets of Asia Pacific should show the largest year-on-year growth.
     Given the activity declines experienced during the first half of 2009 in North America, pricing in the U.S. and Canada has seen significant weakness, with rigs, tubulars and stimulation showing the strongest pressures. With a pull back in activity in North America reaching its trough in the second quarter, we would expect pricing in general to stabilize during the second half of 2009. In the international markets, pricing is softening where and when contractual terms come to renewal time. Requests by clients to renegotiate existing contracts are yielding more modest price erosion with significant differences between international regions.
     Overall, the level of improvements for our businesses for 2009 will continue to depend heavily on our ability to further penetrate existing markets with our younger technologies and to successfully introduce these technologies to new markets. In addition, our ability to continue to grow our business aggressively will rely on our continued demonstration of a high level of operational efficacy for our clients on project management opportunities. The recruitment, training and retention of personnel will also be a critical factor in growing our businesses. The continued strength of the industry will be highly dependent on many external factors, such as world economic and political conditions, member country quota compliance within OPEC and weather conditions.

     Results of Operations
     The following charts contain selected financial data comparing our consolidated and segment results from operations for the three and six months ended June 30, 2009 and 2008.

	Three Months		Six Months
	Ended June 30,		Ended June 30,
	2009	2008	2009	2008
	(In thousands, except percentages and per share data)
Revenues:
North America	$571,415	$1,012,244	$1,408,768	$2,102,606
Middle East/North Africa/Asia	592,908	556,251	1,174,854	1,078,135
Europe/West Africa/FSU	364,968	389,563	733,811	737,192
Latin America	465,541	271,192	933,540	507,209

	1,994,832	2,229,250	4,250,973	4,425,142

Operating Income:
North America	(709)	224,252	122,327	515,905
Middle East/North Africa/Asia	123,553	130,650	257,579	251,324
Europe/West Africa/FSU	62,614	99,016	137,557	192,229
Latin America	85,759	58,355	177,976	118,853
Research and Development	(46,113)	(44,430)	(95,134)	(87,069)
Corporate	(40,834)	(35,275)	(80,433)	(68,907)
Exit and Restructuring	(30,905)	64,356	(55,782)	(9,877)

	153,365	496,924	464,090	912,458

Interest Expense, Net	(93,498)	(62,399)	(184,561)	(115,202)

Other, Net	(3,871)	(5,282)	(17,410)	(4,783)

Effective Tax Rate	9.7%	13.5%	14.5%	16.6%

Net Income per Diluted Share from Continuing Operations	$0.06	$0.52	$0.29	$0.93

Gain (Loss) from Discontinued Operation Per Diluted Share	—	0.01	—	(0.02)

Net Income per Diluted Share	$0.06	$0.53	$0.29	$0.91

Depreciation and Amortization	213,693	171,710	415,087	340,998

     Revenues
     The following chart contains consolidated revenues by product line for the three and six months ended June 30, 2009 and 2008.

	Three Months		Six Months
	Ended June 30,		Ended June 30,
	2009	2008	2009	2008
Well Construction	17%	17%	16%	17%
Drilling Services	16	15	16	15
Artificial Lift Systems	16	17	16	16
Integrated Drilling	12	5	11	5
Completion Systems	11	10	11	10
Drilling Tools	9	11	9	11
Re-entry & Fishing	6	8	6	8
Wireline	5	7	6	8
Stimulation & Chemicals Services	5	7	6	7
Pipeline & Specialty Services	3	3	3	3

	100%	100%	100%	100%

     Consolidated revenues decreased $234 million, or 11%, in the second quarter of 2009 as compared to the second quarter of 2008 against a 35% decrease in rig count activity. This decrease in revenue is entirely attributable to the significant declines experienced in North America. International revenues increased $206 million, or 17%, in the second quarter of 2009 as compared to the second quarter of 2008. This international growth was against a 9% decline in international rig count. Our integrated drilling product line was the strongest contributor to the quarter over quarter increase.
     For the first six months of 2009, consolidated revenues decreased $174 million, or 4%, as compared to the first six months of 2008. Similar to what was experienced in the second quarter of 2009, the decrease in revenues during the first six months of 2009 was driven by our North American businesses. International revenue increased $520 million, or 22% as compared to the first six months of 2008.
     Operating Income
     Consolidated operating income decreased $344 million, or 69%, in the second quarter of 2009 as compared to the second quarter of 2008. Our operating segments contributed $241 million of this decrease. The remainder of this decrease is primarily due to a change in exit and restructuring charges of $95 million.
     Exit and restructuring costs during the current quarter were $31 million and were comprised of (i) $14 million for legal costs associated with on-going investigations by the U.S. Department of Justice and the U.S. Securities and Exchange Commission (“SEC”), (ii) $13 million for employee separation and facility closure costs incurred in connection with our efforts to reduce our cost structure base and (iii) $4 million for unusable assets and cost accruals in certain sanctioned countries.
     Exit and restructuring costs during the second quarter of 2008 were a net gain of $64 million. During the three months ended June 30, 2008, we sold a 50% interest in a subsidiary we controlled to Qatar Petroleum for cash consideration of $113 million. The subsidiary contained substantially all of our Qatar operations. The sale resulted in a gain of $81 million, after deducting direct costs of the transaction. This gain is partially offset by $11 million in costs incurred in connection with our on-going investigations and $6 million in exit costs related to our withdrawal from certain sanctioned countries.
     During the first six months of 2009, consolidated operating income decreased $448 million, or 49%, as compared to the first six months of 2008. Our operating segments contributed $383 million of this decrease. In addition, exit and restructuring charges during the first half of 2009 increased $46 million compared to the first half of 2008.
     Exit and restructuring charges for the six months of 2009 includes (i) $27 million for legal costs incurred in connection with our on-going investigations, (ii) $25 million for employee separation and facility closure costs and

(iii) $4 million for unusable assets and cost accruals in certain sanctioned countries. Exit and restructuring charges during the first half of 2008 include $57 million for costs incurred in connection with our withdrawal from sanctioned countries, $15 million for severance costs incurred associated with reorganization activities and $19 million incurred in connection with our on-going investigations. These charges were offset by the $81 million gain recognized on the Qatar joint venture described above.
     Interest Expense, Net
     Interest expense, net increased $31 million, or 50%, and $69 million, or 60% during the three and six months ended June 30, 2009 as compared to the same periods of the prior year, respectively. We issued $1.5 billion in senior notes in March 2008 and an additional $1.25 billion of senior notes in January 2009. The incremental borrowings added during the comparable periods were used primarily to fund capital expenditures and business acquisitions.
     Income Taxes
     Our effective tax rates were 9.7% and 13.5% for the second quarter of 2009 and 2008, respectively, and 14.5% and 16.6% for the first six months of 2009 and 2008, respectively. The decrease in our effective tax rate is due to the decrease in earnings in certain jurisdictions, largely in North America, and the net benefits realized from the refinement of our international tax structure.
Segment Results
     North America
     North American revenues decreased $441 million, or 44%, in the second quarter of 2009 as compared to the second quarter of 2008 on a 50% decline in average North American rig count over the comparable period. Revenues decreased $694 million, or 33%, during the first six months of 2009 as compared to the same period of the prior year on a 37% decline in rig count. The decrease in revenues is the result of the steep decline in drilling activity both in Canada and the United States. Canadian rig count during the second quarter of 2009 reached a low not seen since 1999. In addition, the region continued to see significant declines in pricing.
     North America had an operating loss of $1 million in the second quarter of 2009 compared to operating income of $224 million in the second quarter of 2008. For the first half of 2009, operating income decreased $394 million, or 76%, compared to same period of the prior year. Operating margins were 9% for the first six months of 2009 compared to 25% for the first six months of 2008. The combination of the significant reduction in drilling activity in the region and greater than anticipated pricing declines was the primary reason for the deterioration in margins.
     Middle East/North Africa/Asia
     Middle East/North Africa/Asia revenues increased $37 million, or 7%, in the second quarter of 2009 as compared to the second quarter of 2008. This increase was against a 7% decline in rig count over the comparable period. Revenues increased $97 million, or 9%, during the first six months of 2009 as compared to the first six months of 2008. The region had strong performances out of our integrated drilling, drilling services and artificial lift service lines on both a quarterly and year-to-date basis as compared to the same periods of the prior year.
     Operating income decreased $7 million, or 5%, during the second quarter of 2009 compared to the same quarter of the prior year and increased $6 million, or 3%, during the first six months of 2009 compared to the first six months of 2008. Operating margins were 21% in the second quarter of 2009 and 24% in the second quarter of 2008. On a year-to-date basis, operating margins were 22% for the first six months of 2009 as compared to 23% for the first six months of 2008. The deterioration in margins during the second quarter of 2009 was primarily the result of pricing declines experienced in the region.
     Europe/West Africa/FSU
     Revenues in our Europe/West Africa/FSU segment decreased $25 million, or 6%, in the second quarter of 2009 compared to the same quarter of the prior year against a 20% rig count decrease over the comparable period. On a year-to-date basis, revenues decreased $3 million, or 1%, compared to the same period of 2008. Drilling services, stimulation & chemicals and integrated drilling were the strongest performers from a product line perspective.
     Operating income decreased $36 million, or 37%, during the second quarter of 2009 compared to the same quarter of the prior year and $55 million, or 28%, during the first six months of 2009 compared to the first six months of 2008. Operating margins were 17% in the second quarter of 2009 and 25% in the second quarter of 2008. On a year-to-date basis, margins decreased from 26% during the first six months of 2008 to 19% for the first six months of 2009. The decline in operating income and margin was primarily due to pricing declines and changes in sales mix over the comparable periods.
     Latin America
     Revenues in our Latin America segment increased $194 million, or 72%, in the second quarter of 2009 as compared to the same quarter of the prior year against an average rig count decrease of 9% over the comparable period. Revenues increased $426 million, or 84%, during the first six months of 2009 compared to the same period of the prior year. Our revenue growth in this region came principally out of Mexico. From a service line perspective, our integrated drilling, drilling services and completion systems lines were the strongest contributors to the increase on a quarterly and year-to-date basis.
     Operating income increased $27 million, or 47%, and $59 million, or 50%, for the three and six months ended June 30, 2009, respectively, over the comparable periods of the prior year. Operating margins decreased by four hundred basis points in both the three and six months ended June 30, 2009 as compared to the same periods of the prior year, from 22% during the second quarter 2008 to 18% for the second quarter 2009 and from 23% for the first six months of 2008 to 19% during the first six months of 2009. Strong performance in Mexico was largely offset by declines in other markets, including Venezuela and Argentina.
Discontinued Operations
     We finalized the divestiture of our discontinued operation consisting of our oil and gas development and production company during the second quarter of 2008. We recorded a gain of $11 million, net of taxes, in connection with the finalization of the divestiture, which was partially offset by operating and legal expenses incurred during the three months ended June 30, 2008. In the first half of 2008 we had a net loss from our discontinued operation, net of taxes, of $13 million, which included approximately $21 million incurred in connection with the settlement of a legal dispute regarding the business. This loss was partially offset by the gain recognized in the second quarter of 2008.
Liquidity and Capital Resources
     Sources of Liquidity
     Our sources of liquidity include current cash and cash equivalent balances, cash generated from operations and committed availabilities under bank lines of credit. We maintain a shelf registration statement covering the future issuance of various types of securities, including debt, registered shares, preferred shares and warrants.
     Committed Borrowing Facilities
     We maintain various revolving credit facilities with syndicates of banks. These facilities allow for an aggregate availability of $2.3 billion, and can be used for a combination of borrowings, support of our commercial paper program and issuances of letters of credit. Facilities with $550 million in availability will mature in October 2009, and the remaining facilities mature in May 2011. Our committed borrowing facilities require us to maintain a debt-to-capitalization ratio of less than 60% and contain other covenants and representations customary for an investment-grade commercial credit. Our debt-to-capitalization ratio was 43% at June 30, 2009, which is in compliance with these covenants.
     The following is a recap of our availability under our committed borrowing facilities at June 30, 2009 (in millions):

Facilities	$2,300

Less:
Amount drawn	543
Commercial paper	76
Letters of credit	74

Availability	$1,607

     Commercial Paper
     We have a $1.5 billion commercial paper program under which we may from time to time issue short-term, unsecured notes, subject to market conditions. The commercial paper program is supported by our revolving credit facilities. The weighted average interest rate related to outstanding commercial paper issuances at June 30, 2009 was 0.5%.
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
     Capital expenditures for 2009 are projected to be approximately $1.4 billion, net of proceeds from tools lost down hole. The expenditures are expected to be used primarily to support the growth of our business and operations. Capital expenditures during the six months ended June 30, 2009 were $922 million, net of proceeds from tools lost down hole.
     Derivative Instruments
     Interest Rate Swaps
     In December 2008, we entered into an interest rate swap agreement on an aggregate notional amount of $150 million against one of our revolving credit facilities. This agreement matured in June 2009.
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
     Other Derivative Instruments
     As of June 30, 2009, we had several foreign currency forward and option contracts with notional amounts aggregating $843 million, which were entered into to hedge exposure to currency fluctuations in various foreign currencies, including, but not limited to, the British pound sterling, the Canadian dollar, the euro and the Norwegian kroner. The total estimated fair value of these contracts at June 30, 2009 resulted in a net liability of $17 million. These derivative instruments were not designated as hedges and the changes in fair value of the contracts were recorded each period in current earnings.
     In addition, after the closing of the acquisition of Precision Energy Services and Precision Drilling International on August 31, 2005, we entered into a series of cross-currency swaps between the U.S. dollar and Canadian dollar to hedge certain exposures to the Canadian dollar created as a result of the acquisition. At June 30, 2009, we had notional amounts outstanding of $168 million. The total estimated fair value of these contracts at June 30, 2009 resulted in a liability of $6 million. These derivative instruments were not designated as hedges and the changes in fair value of the contracts were recorded each period in current earnings.
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
     The following obligations of Weatherford Delaware were guaranteed by Weatherford Bermuda at June 30, 2009: (i) the 6.625% Senior Notes, (ii) the 5.95% Senior Notes, (iii) the 6.35% Senior Notes and (iv) the 6.80% Senior Notes.
     The following obligations of Weatherford Bermuda were guaranteed by Weatherford Delaware at June 30, 2009: (i) the revolving credit facilities, (ii) the 4.95% Senior Notes, (iii) the 5.50% Senior Notes, (iv) the 6.50% Senior Notes, (v) the 5.15% Senior Notes, (vi) the 6.00% Senior Notes, (vii) the 7.00% Senior Notes, (viii) the 9.625% Senior Notes, (ix) the 9.875% Senior Notes and (x) issuances of notes under the commercial paper program.
     Letters of Credit
     We execute letters of credit in the normal course of business. While these obligations are not normally called, these obligations could be called by the beneficiaries at any time before the expiration date should we breach certain contractual or payment obligations. As of June 30, 2009, we had $266 million of letters of credit and bid and performance bonds outstanding, consisting of $192 million outstanding under various uncommitted credit facilities and $74 million letters of credit outstanding under our committed facilities. If the beneficiaries called these letters of credit our available liquidity would be reduced by the amount called.
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
     From time to time, we update the various factors we consider in making our forward-looking statements and the assumptions we use in those statements. However, we undertake no obligation to publicly update or revise any forward-looking events or circumstances that may arise after the date of this report. The following sets forth the various assumptions we use in our forward-looking statements, as well as risks and uncertainties relating to those statements. Certain of the risks and uncertainties may cause actual results to be materially different from projected results contained in forward-looking statements in this report and in our other disclosures. These risks and uncertainties include, but are not limited to, the following:
•	Global political, economic and market conditions could affect projected results. Our operating results and the forward-looking information we provide are based on our current assumptions about oil and natural gas supply and demand, oil and natural gas prices, rig count and other market trends. Our assumptions on these matters are in turn based on currently available information, which is subject to change. The oil and natural gas industry is extremely volatile and subject to change based on political and economic factors outside our control. Worldwide drilling activity, as measured by average worldwide rig counts, increased in each year from 2002 to 2008. However, activity began declining in the fourth quarter of 2008, particularly in North America. The weakened global economic climate has resulted in lower demand and lower prices for oil and natural gas, which has reduced drilling and production activity and may therefore affect our future revenues and income. Our projections assume that the decline in North America rig activity reached its trough during the second quarter of 2009. However, we are not certain as to the timing of the recovery in activity. We cannot accurately predict how much lower commodity prices and drilling activity may go, or when they may recover. Worldwide drilling activity and global demand for oil and natural gas may also be affected by changes in governmental policies, laws and regulations related to environmental or energy security matters, including those addressing alternative energy sources and the risks of global climate change. We have assumed global demand will be down in 2009 compared to 2008. In 2009, worldwide demand may be significantly weaker than we have assumed.

•	Our ability to manage our workforce and fixed costs could affect our projected results. In a climate of decreasing demand, we are faced with managing our workforce levels to control costs without impairing our ability to provide service to our customers. Our forward-looking statements assume we will be able to do so.

•	Our long-term growth depends upon technological innovation and commercialization. Our ability to deliver our long-term growth strategy depends in part on the commercialization of new technology. A central aspect of our growth strategy is to improve our products and services through innovation, to obtain technologically advanced products through internal research and development and/or acquisitions, to protect proprietary technology from unauthorized use and to expand the markets for new technology by leveraging our worldwide infrastructure. The key to our success will be our ability to commercialize the technology that we have acquired and demonstrate the enhanced value our technology brings to our customers’ operations. Our major technological advances include, but are not limited to, those related to controlled pressure drilling and testing systems, expandable solid tubulars, expandable sand screens and intelligent well completion. Our forward-looking statements have assumed successful commercialization of, and above-average growth from, these new products and services, as well as legal protection of our intellectual property rights.

•	Nonrealization of expected benefits from our recent redomestication could affect our projected results. We operate through our various subsidiaries in numerous countries throughout the world including the United States. During the first quarter of 2009, we completed a transaction in which our former parent Bermuda company became a wholly-owned subsidiary of Weatherford International Ltd., a Swiss joint-stock corporation, and holders of common shares of the Bermuda company received one registered share of the Swiss company in exchange for each common share that they held. Consequently, we are or may become subject to changes in tax laws, treaties or regulations or the interpretation or enforcement thereof in the U.S., Bermuda, Switzerland or jurisdictions in which we or any of our subsidiaries operates or is resident. Our income tax expense is based upon our interpretation of the tax laws in effect in various countries at the time that the expense was incurred. If the U.S. Internal Revenue Service or other taxing authorities do not agree with our assessment of the effects of such laws, treaties and regulations, this could have a material adverse effect on us including the imposition of a higher effective tax rate on our worldwide earnings or a reclassification of the tax impact of our significant corporate restructuring transactions.

•	The downturn in our industry could affect the carrying value of our goodwill. As of June 30, 2009, we had approximately $3.6 billion of goodwill. Our estimates of the value of our goodwill could be reduced in the future as a result of various factors, including market factors, some of which are beyond our control. Our forward-looking statements do not assume any future goodwill impairment. Any reduction in the fair value of our businesses may result in an impairment charge and therefore adversely affect our results.

•	Currency fluctuations could have a material adverse financial impact on our business. A material change in currency rates in our markets could affect our future results as well as affect the carrying values of our assets. World currencies have been subject to much volatility. Our forward-looking statements assume no material impact from future changes in currency exchange rates.

•	Adverse weather conditions in certain regions could adversely affect our operations. In the summers of 2005 and 2008, the Gulf of Mexico suffered several significant hurricanes. These hurricanes and associated hurricane threats reduced the number of days on which we and our customers could operate, which resulted in lower revenues than we otherwise would have achieved. In parts of 2006, and particularly in the second quarters of 2007 and 2008, climatic conditions in Canada were not as favorable to drilling as we anticipated, which limited our potential results in that region. Similarly, unfavorable weather in Russia and in the North Sea could reduce our operations and revenues from that area during the relevant period. Our forward-looking statements assume weather patterns in our primary areas of operations will be conducive to our operations.

•	U.S. Government and internal investigations could affect our results of operations. We are currently involved in government and internal investigations involving various of our operations. These investigations are ongoing, and we cannot anticipate the timing, outcome or possible impact of these investigations, financial or otherwise. The governmental agencies involved in these investigations have a broad range of civil and criminal penalties they may seek to impose against corporations and individuals for violations of trading sanctions laws, the Foreign Corrupt Practices Act and other federal statutes including, but not limited to, injunctive relief, disgorgement, fines, penalties and modifications to business practices and compliance programs. In recent years, these agencies and authorities have entered into agreements with, and obtained a range of penalties against, several public corporations and individuals in similar investigations, under which civil and criminal penalties were imposed, including in some cases fines and other penalties and sanctions in the tens and hundreds of millions of dollars. Under trading sanctions laws, the U.S. Department of Justice may also seek to impose modifications to business practices, including immediate cessation of all business activities in specific countries or other limitations that decrease our business, and modifications to compliance programs, which may increase compliance costs. Any injunctive relief, disgorgement, fines, penalties, sanctions or imposed modifications to business practices resulting from these investigations could adversely affect our results of operations. Additionally, during 2008, we incurred $56 million for costs in connection with our exit from certain sanctioned countries and, to date, we have incurred $88 million for legal and professional fees in connection with complying with and conducting these on-going investigations. This amount excludes the costs we have incurred to augment and improve our compliance function in 2008 and 2009. We will have additional charges related to these matters in future periods, which costs may include labor claims, contractual claims, penalties assessed by customers, and costs, fines, taxes and penalties assessed by the local governments, but we cannot quantify those charges or be certain of the timing of them.

•	Political disturbances, war, or terrorist attacks and changes in global trade policies could adversely impact our operations. We have assumed there will be no material political disturbances or terrorist attacks and there will be no material changes in global trade policies. Any further military action undertaken by the U.S. or other countries or political disturbances in the countries in which we conduct business could adversely affect our results of operations.

•	Current turmoil in the credit markets may reduce our access to capital or reduce the availability of financial risk-mitigation tools. In recent quarters, the worldwide credit markets have experienced almost unprecedented turmoil and uncertainty. Our forward-looking statements assume that the financial institutions that have committed to extend us credit will honor their commitments under our credit facilities. If one or more of those institutions becomes unwilling or unable to honor its commitments, our access to liquidity could be impaired and our cost of capital to fund growth could further increase. We use

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
     Assets and liabilities of which the functional currency is the local currency are translated into U.S. dollars using the exchange rates in effect at the balance sheet date, resulting in translation adjustments that are reflected as Accumulated Other Comprehensive Income in the shareholders’ equity section on our Condensed Consolidated Balance Sheets. A portion of our net assets are impacted by changes in foreign currencies in relation to the U.S. dollar. We recorded a $160 million adjustment to increase our equity account for the six month period ended June 30, 2009, to reflect the net impact of the weakening of the U.S. dollar against various foreign currencies.

     As of June 30, 2009, we had several foreign currency forward and option contracts with notional amounts aggregating $843 million to hedge exposure to currency fluctuations in various foreign currencies, including, but not limited to, the British pound sterling, the Canadian dollar, the euro, and the Norwegian kroner. The total estimated fair value of these contracts at June 30, 2009 resulted in a net liability of $17 million. These derivative instruments were not designated as hedges and the changes in fair value of the contracts are recorded each period in current earnings.
     In addition, after the closing of the acquisition of Precision Energy Services and Precision Drilling International, we entered into a series of cross-currency swaps between the U.S. dollar and Canadian dollar to hedge certain exposures to the Canadian dollar created as a result of the acquisition. At June 30, 2009, we had notional amounts outstanding of $168 million. The estimated fair value of these contracts at June 30, 2009 resulted in a liability of $6 million. These derivative instruments were not designated as hedges and the changes in fair value of the contracts are recorded each period in current earnings.
Interest Rates
     We are subject to interest rate risk on our fixed-interest and variable-interest rate borrowings. Variable rate debt, where the interest rate fluctuates periodically, exposes us to short-term changes in market interest rates. Fixed-rate debt, where the interest rate is fixed over the life of the instrument, exposes us to changes in market interest rates reflected in the fair value of the debt and to the risk that we may need to refinance maturing debt with new debt at a higher rate. All other things being equal, the fair value of our fixed-rate debt will increase or decrease as interest rates change.
     Our long-term borrowings that were outstanding at June 30, 2009 subject to interest rate risk consisted of the following:

	June 30, 2009		December 31, 2008
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
	(In millions)
6.625% Senior Notes due 2011	$354	$372	$354	$330
5.95% Senior Notes due 2012	599	626	599	585
5.15% Senior Notes due 2013	509	499	511	463
4.95% Senior Notes due 2013	254	249	254	213
5.50% Senior Notes due 2016	349	338	349	306
6.35% Senior Notes due 2017	600	588	600	513
6.00% Senior Notes due 2018	498	493	498	456
9.625% Senior Notes due 2019	995	1,180	—	—
6.50% Senior Notes due 2036	596	525	596	495
6.80% Senior Notes due 2037	298	285	298	227
7.00% Senior Notes due 2038	498	486	498	394
9.875% Senior Notes due 2039	247	300	—	—
     We have various other long-term debt instruments of $21 million, but believe the impact of changes in interest rates in the near term will not be material to these instruments. Short-term borrowings of $693 million at June 30, 2009 approximate fair value.
     As it relates to our variable rate debt, if market interest rates average 1% more for the remainder of 2009 than the rates as of June 30, 2009, interest expense for the remainder of 2009 would increase by approximately $4 million. This amount was determined by calculating the effect of the hypothetical interest rate on our variable rate debt. This sensitivity analysis assumes there are no changes in our capital structure.
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
     In December 2008, we entered into an interest rate swap agreement on an aggregate notional amount of $150 million against one of our revolving credit facilities. This agreement matured in June 2009.
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
     At the end of the period covered by this Quarterly Report on Form 10-Q, the Company carried out an evaluation, under the supervision and with the participation of management, including the Chief Executive Officer (“CEO”) and the Chief Financial Officer (“CFO”), of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15 (e) and 15d-15 (e) under the Exchange Act). Based upon that evaluation, the Company’s CEO and CFO have concluded the Company’s disclosure controls and procedures are effective as of the end of the period covered by this report to ensure that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that information relating to the Company (including its consolidated subsidiaries) required to be disclosed is accumulated and communicated to management, including the CEO and CFO, to allow timely decisions regarding required disclosure. The Company’s management, including the CEO and CFO, identified no change in the Company’s internal control over financial reporting that occurred during the Company’s fiscal quarter ended June 30, 2009, that has materially affected, or is reasonably likely to materially affect, the Company’s internal controls over financial reporting.
     In connection with the appointment of a new Vice President and Chief Compliance Officer, the Company determined to devote additional attention and resources to the legal compliance function. For this purpose, the Company separated the functions of chief legal officer and chief compliance officer and believes that this change will also enhance the Company’s internal controls over financial reporting consistent with its control objectives.
PART II. OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS
See Notes 15 and 17 to our condensed consolidated financial statements included elsewhere in this report.

ITEM 1A.	RISK FACTORS
     There have been no material changes during the six months ended June 30, 2009 to the risk factors set forth in Part I, Item 1A in our Annual Report on Form 10-K for the year ended December 31, 2008 filed with the SEC on February 24, 2009.

ITEM 2.	UNREGISTERED SALES OF EQUITY IN SECURITIES AND USE OF PROCEEDS
     On June 30, 2009, in connection with an acquisition, we sold 2,750,000 of our common shares to the shareholders of the acquired company as consideration for the shares of the acquired company. The sale of our common shares was exempt from registration under the Securities Act of 1933 pursuant to Section 4(2) of that act and pursuant to Regulation D and Regulation S promulgated under that act as a non-public sale to accredited investors and/or to non-U.S. persons outside the United States.
     In December 2005, our Board of Directors approved a share repurchase program under which up to $1 billion of our outstanding common shares (now registered shares) could be purchased. Future purchases of our shares can be made in the open market or privately negotiated transactions, at the discretion of management and as market conditions and our liquidity position warrant. During the quarter ended June 30, 2009, we did not purchase any of our registered shares.
     Under our restricted share plan, employees may elect to have us withhold registered shares to satisfy minimum statutory federal, state and local tax withholding obligations arising on the vesting of restricted stock awards and exercise of options. When we withhold these shares, we are required to remit to the appropriate taxing authorities the market price of the shares withheld, which could be deemed a purchase of the registered shares by us on the date of withholding. During the quarter ended June 30, 2009, we withheld registered shares to satisfy these tax withholding obligations as follows:

Period	No. of Shares	Average Price
April 1 – April 30, 2009	41,006	$11.34
May 1 – May 31, 2009	5,981	18.95
June 1 – June 30, 2009	5,572	19.83

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
     We held our Annual General Meeting of Shareholders on May 7, 2009. Our shareholders approved the election of seven directors to serve until the next annual general meeting of shareholders. The following sets forth the results of the voting with respect to such matter.

				Broker
Election of Directors	For	Against	Withheld	Non-Votes
Nicholas F. Brady	392,830,848	30,500,677	2,252,564	—
David J. Butters	319,797,053	103,517,354	2,248,896	20,786
Bernard J. Duroc-Danner	407,588,707	15,747,374	2,248,008	—
William E. Macaulay	420,305,069	3,023,257	2,255,763	—
Robert B. Millard	292,218,250	131,086,489	2,258,564	20,786
Robert K. Moses, Jr.	420,435,436	2,892,913	2,255,740	—
Robert A. Rayne	238,916,671	184,382,256	2,264,376	20,786
     In addition, the shareholders of the Company voted on the following proposal:
The appointment of Ernst & Young LLP as the Company’s Independent Registered Public Accounting Firm for the year ending December 31, 2009, and the authorization of the Audit Committee of the Board of Directors to set Ernst & Young LLP’s remuneration. The results of the voting with respect to such matter were 424,845,822 shares voted for, 661,482 shares voted against, 76,785 shares abstained, and zero broker non-votes.

ITEM 6.	EXHIBITS
(a)	Exhibits:

Exhibit
Number	Description

3.1	Articles of Association of Weatherford International Ltd. (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K (File No. 1-34258) filed July 27, 2009).

4.1	Registration Rights Agreement, dated as of July 27, 2009 between Weatherford International Ltd. and Novy Investments Limited (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K (File No. 1-34258) filed July 27, 2009).

*10.1	Employment Agreement, dated as of June 8, 2009, between Weatherford International Ltd. and Joseph C. Henry (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 1-34258) filed June 9, 2009).

*10.2	Employment Agreement, dated as of June 8, 2009, between Weatherford International, Inc. and Joseph C. Henry (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K (File No. 1-34258) filed June 9, 2009).

*10.3	Indemnification Agreement, dated as of February 26, 2009, between Weatherford International Ltd. and Joseph C. Henry (incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K (File No. 1-34258) filed June 9, 2009).

*10.4	Employment Agreement, dated as of March 30, 2009, between Weatherford International Ltd. and William B. Jacobson (incorporated by reference to Exhibit 10.4 to the Registrant’s Current Report on Form 8-K (File No. 1-34258) filed June 9, 2009).

*10.5	Employment Agreement, dated as of March 30, 2009, between Weatherford International, Inc. and William B. Jacobson (incorporated by reference to Exhibit 10.5 to the Registrant’s Current Report on Form 8-K (File No. 1-34258) filed June 9, 2009).

*10.6	Indemnification Agreement, dated as of March 30, 2009 between Weatherford International Ltd. and William B. Jacobson (incorporated by reference to Exhibit 10.6 to the Registrant’s Current Report on Form 8-K (File No. 1-34258) filed June 9, 2009).

10.7	Sale and Purchase Agreement, dated as of May 29, 2009 between Weatherford International Ltd. and Novy Investments Limited (incorporated by reference to Exhibit 99.1 to the Registrant’s Current Report on Form 8-K/A (File No. 1-34258) filed June 3, 2009).

†31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

†31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

†32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

†32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Management contract or compensatory plan or arrangement

†	Filed herewith

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

Date: August 3, 2009