Form 10-Q/A
period 2009-06-30
Weatherford International Ltd./Switzerland
filed 2009-09-01
CIK 1453090

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q/A
Amendment No. 1

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2009
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
WEATHERFORD INTERNATIONAL LTD.
(Exact name of registrant as specified in its charter)
001-34258
(Commission file number)

Switzerland (State or other jurisdiction of incorporation or organization)	98-0606750 (I.R.S. Employer Identification No.)

4-6 Rue Jean-Francois Bartholoni, 1204 Geneva, Switzerland (Address of principal executive offices)	Not Applicable (Zip Code)
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
Yes ☑       No ☐
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

ITEM 6. EXHIBITS
SIGNATURES
EX-101 INSTANCE DOCUMENT
EX-101 SCHEMA DOCUMENT
EX-101 CALCULATION LINKBASE DOCUMENT
EX-101 LABELS LINKBASE DOCUMENT
EX-101 PRESENTATION LINKBASE DOCUMENT
EX-101 DEFINITION LINKBASE DOCUMENT

Explanatory Note
     The purpose of this Amendment No. 1 to our Quarterly Report on Form 10-Q for the period ended June 30, 2009, as filed with the Securities and Exchange Commission on August 3, 2009, is to furnish Exhibit 101 to the Form 10-Q as required by Rule 405 of Regulations S-T. Exhibit 101 to this report provides the following items from our Form 10-Q formatted in Extensible Business reporting Language (XBRL): (i) the unaudited Condensed Consolidated Balance Sheets (ii) the unaudited Condensed Consolidated Statements of Income, (iii) the unaudited Condensed Consolidated Statements of Cash Flows, (iv) the unaudited Condensed Consolidated Statements of Comprehensive Income, and (v) the notes to the unaudited condensed consolidated financial statements, tagged as blocks of text.
     Users of this data are advised that pursuant to Rule 406T of Regulations S-T these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, are deemed not filed for purposes of section 18 of the Securities and Exchange Act of 1934, and otherwise are not subject to liability under those sections. No other changes have been made to the Form 10-Q other than those described above. This Amendment No. 1 does not reflect subsequent events occurring after the original filing date of the Form 10-Q or modify or update in any way disclosures made in the Form 10-Q.

ITEM 6. EXHIBITS
     (a) Exhibits:

Exhibit
Number	Description

3.1	Articles of Association of Weatherford International Ltd. (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K (File No. 1-34258) filed July 27, 2009).

4.1	Registration Rights Agreement, dated as of July 27, 2009 between Weatherford International Ltd. and Novy Investments Limited (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K (File No. 1-34258) filed July 27, 2009).

*10.1	Employment Agreement, dated as of June 8, 2009, between Weatherford International Ltd. and Joseph C. Henry (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 1-34258) filed June 9, 2009).

*10.2	Employment Agreement, dated as of June 8, 2009, between Weatherford International, Inc. and Joseph C. Henry (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K (File No. 1-34258) filed June 9, 2009).

*10.3	Indemnification Agreement, dated as of February 26, 2009, between Weatherford International Ltd. and Joseph C. Henry (incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K (File No. 1-34258) filed June 9, 2009).

*10.4	Employment Agreement, dated as of March 30, 2009, between Weatherford International Ltd. and William B. Jacobson (incorporated by reference to Exhibit 10.4 to the Registrant’s Current Report on Form 8-K (File No. 1-34258) filed June 9, 2009).

*10.5	Employment Agreement, dated as of March 30, 2009, between Weatherford International, Inc. and William B. Jacobson (incorporated by reference to Exhibit 10.5 to the Registrant’s Current Report on Form 8-K (File No. 1-34258) filed June 9, 2009).

*10.6	Indemnification Agreement, dated as of March 30, 2009 between Weatherford International Ltd. and William B. Jacobson (incorporated by reference to Exhibit 10.6 to the Registrant’s Current Report on Form 8-K (File No. 1-34258) filed June 9, 2009).

10.7	Sale and Purchase Agreement, dated as of May 29, 2009 between Weatherford International Ltd. and Novy Investments Limited (incorporated by reference to Exhibit 99.1 to the Registrant’s Current Report on Form 8-K/A (File No. 1-34258) filed June 3, 2009).

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (incorporated by reference to Exhibit 31.1 to the Registrants Quarterly Report on Form 10-Q for the quarter ended June 30, 2009 (File No. 1-34258) filed August 3, 2009)

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (incorporated by reference to Exhibit 31.2 to the Registrants Quarterly Report on Form 10-Q for the quarter ended June 30, 2009 (File No. 1-34258) filed August 3, 2009)

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (incorporated by reference to Exhibit 32.1 to the Registrants Quarterly Report on Form 10-Q for the quarter ended June 30, 2009 (File No. 1-34258) filed August 3, 2009)

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (incorporated by reference to Exhibit 32.2 to the Registrants Quarterly Report on Form 10-Q for the quarter ended June 30, 2009 (File No. 1-34258) filed August 3, 2009)

Exhibit
Number	Description

**101	The following materials from Weatherford International Ltd.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2009, formatted in XBRL (Extensible Business Reporting Language): (i) the unaudited Condensed Consolidated Balance Sheets, (ii) the unaudited Condensed Consolidated Statements of Income, (iii) the unaudited Condensed Consolidated Statements of Cash Flows, (iv) the unaudited Condensed Consolidated Statements of Comprehensive Income and (v) the notes to the condensed consolidated financial statements, tagged as blocks of text.

*	Management contract or compensatory plan or arrangement

**	Furnished with this Form 10-Q/A

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

Date: September 1, 2009