Form 10-Q
period 2009-09-30
Weatherford International Ltd./Switzerland
filed 2009-11-02
CIK 1453090

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2009
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
WEATHERFORD INTERNATIONAL LTD.
(Exact name of registrant as specified in its charter)
001-34258
(Commission file number)

Switzerland	98-0606750
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

4-6 Rue Jean-François Bartholoni, 1204 Geneva, Switzerland (Address of principal executive offices)	Not Applicable (Zip Code)
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
As of October 27, 2009, there were 737,207,507 Weatherford registered shares, 1.16 Swiss francs par value per share, outstanding.

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK
ITEM 4. CONTROLS AND PROCEDURES
PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
ITEM 1A. RISK FACTORS
ITEM 2. UNREGISTERED SALES OF EQUITY IN SECURITIES AND USE OF PROCEEDS
ITEM 6. EXHIBITS
SIGNATURES
EX-31.1
EX-31.2
EX-32.1
EX-32.2
EX-101 INSTANCE DOCUMENT
EX-101 SCHEMA DOCUMENT
EX-101 CALCULATION LINKBASE DOCUMENT
EX-101 LABELS LINKBASE DOCUMENT
EX-101 PRESENTATION LINKBASE DOCUMENT
EX-101 DEFINITION LINKBASE DOCUMENT

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
WEATHERFORD INTERNATIONAL LTD. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except par value)

	September 30,	December 31,
	2009	2008
	(unaudited)
ASSETS
Current Assets:
Cash and Cash Equivalents	$306,595	$238,398
Accounts Receivable, Net of Allowance for Uncollectible Accounts of $20,736 and $16,425, Respectively	2,386,843	2,442,848
Inventories	2,307,659	2,088,342
Current Deferred Tax Assets	259,811	270,252
Other Current Assets	835,340	530,442

Total Current Assets	6,096,248	5,570,282

Property, Plant and Equipment, Net of Accumulated Depreciation of $3,254,742 and $2,690,996, Respectively	6,887,382	5,922,172
Goodwill	4,159,206	3,530,915
Other Intangible Assets, Net of Accumulated Amortization of $335,852 and $268,857, Respectively	717,612	701,483
Equity Investments	540,902	515,770
Other Assets	283,940	235,891

Total Assets	$18,685,290	$16,476,513

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current Liabilities:
Short-term Borrowings and Current Portion of Long-term Debt	$1,021,123	$1,255,947
Accounts Payable	864,656	886,104
Other Current Liabilities	862,835	880,042

Total Current Liabilities	2,748,614	3,022,093

Long-term Debt	5,851,678	4,564,255
Other Liabilities	368,401	524,116

Total Liabilities	8,968,693	8,110,464

Shareholders’ Equity:
Shares, CHF 1.16 Par Value, Authorized 1,093,303 Shares, Conditionally Authorized 364,434 Shares, Issued 758,479 Shares at September 30, 2009, Common Shares, $1 Par Value, Authorized 1,000,000 Shares, Issued 728,689 Shares at December 31, 2008	761,109	728,689
Capital in Excess of Par Value	4,643,893	4,059,112
Treasury Shares, Net	(624,673)	(759,477)
Retained Earnings	4,808,242	4,524,085
Accumulated Other Comprehensive Income (Loss)	46,657	(266,761)

Weatherford Shareholders’ Equity	9,635,228	8,285,648
Noncontrolling Interests	81,369	80,401

Total Shareholders’ Equity	9,716,597	8,366,049

Total Liabilities and Shareholders’ Equity	$18,685,290	$16,476,513

The accompanying notes are an integral part of these condensed consolidated financial statements.

WEATHERFORD INTERNATIONAL LTD. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(UNAUDITED)
(In thousands, except per share amounts)

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
	2009	2008	2009	2008
Revenues:
Products	$636,378	$953,084	$2,029,831	$2,616,710
Services	1,513,501	1,587,712	4,371,021	4,349,228

	2,149,879	2,540,796	6,400,852	6,965,938

Costs and Expenses
Cost of Products	526,960	685,338	1,621,196	1,905,964
Cost of Services	1,082,281	955,585	2,965,407	2,638,791
Research and Development	49,300	52,026	144,434	139,095
Selling, General and Administrative Attributable to Segments	287,453	268,710	892,822	778,375
Corporate General and Administrative	53,963	44,397	162,981	137,859
Gain on Sale of Subsidiary	—	—	—	(81,344)

Operating Income	149,922	534,740	614,012	1,447,198

Other Expense:
Interest Expense, Net	(90,285)	(60,521)	(274,846)	(175,723)
Other, Net	(11,046)	(8,243)	(28,456)	(13,026)

Income from Continuing Operations Before Income Taxes	48,591	465,976	310,710	1,258,449
Benefit (Provision) for Income Taxes	34,369	(82,990)	(3,535)	(214,490)

Income from Continuing Operations, Net of Taxes	82,960	382,986	307,175	1,043,959
Loss from Discontinued Operation, Net of Taxes	—	—	—	(12,928)

Net Income	82,960	$382,986	307,175	1,031,031
Net Income Attributable to Noncontrolling Interests	(5,586)	(12,386)	(23,018)	(25,246)

Net Income Attributable to Weatherford	$77,374	$370,600	$284,157	$1,005,785

Basic Earnings Per Share Attributable to Weatherford:
Income from Continuing Operations	$0.11	$0.54	$0.40	$1.49
Loss from Discontinued Operation	—	—	—	(0.01)

Net Income	$0.11	$0.54	$0.40	$1.48

Diluted Earnings Per Share Attributable to Weatherford:
Income from Continuing Operations	$0.11	$0.53	$0.40	$1.46
Loss from Discontinued Operation	—	—	—	(0.02)

Net Income	$0.11	$0.53	$0.40	$1.44

Amounts Attributable to Weatherford Registered Shareholders:
Income from Continuing Operations, Net of Taxes	$77,374	$370,600	$284,157	$1,018,713
Loss from Discontinued Operation, Net of Taxes	—	—	—	(12,928)

Net Income	$77,374	$370,600	$284,157	$1,005,785

Weighted Average Shares Outstanding:
Basic	724,114	682,532	707,621	681,531
Diluted	735,109	701,284	715,719	700,099
The accompanying notes are an integral part of these condensed consolidated financial statements.

WEATHERFORD INTERNATIONAL LTD. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(In thousands)

	Nine Months
	Ended September 30,
	2009	2008
Cash Flows from Operating Activities:
Net Income	$307,175	$1,031,031
Adjustments to Reconcile Net Income to Net Cash Provided by Operating Activities:
Depreciation and Amortization	652,996	528,129
Gain on Sales of Assets and Businesses, Net	(7,242)	(111,043)
Gain on Contingent Consideration	(27,368)	—
Loss from Discontinued Operation	—	12,928
Employee Share-Based Compensation Expense	85,136	74,760
Excess Tax Benefits from Share-Based Compensation	(3,383)	(15,746)
Deferred Income Tax Benefit	(209,864)	(14,940)
Other, Net	(6,772)	(17,619)
Change in Operating Assets and Liabilities, Net of Effect of Businesses Acquired
Accounts Receivable	210,861	(402,682)
Inventories	(122,252)	(426,526)
Accounts Payable	(95,918)	147,046
Other	(503,667)	(214,763)

Net Cash Provided by Operating Activities – Continuing Operations	279,702	590,575
Net Cash Used by Operating Activities – Discontinued Operation	—	(6,219)

Net Cash Provided by Operating Activities	279,702	584,356

Cash Flows from Investing Activities:
Acquisitions of Businesses, Net of Cash Acquired	(4,749)	(673,845)
Capital Expenditures for Property, Plant and Equipment	(1,269,884)	(1,821,813)
Acquisition of Intellectual Property	(25,352)	(14,377)
Purchase of Equity Investments in Unconsolidated Affiliates	(26,999)	(3,422)
Proceeds from Sale of Assets and Businesses, Net	113,720	290,974

Net Cash Used by Investing Activities – Continuing Operations	(1,213,264)	(2,222,483)
Net Cash Provided by Investing Activities – Discontinued Operation	—	11,000

Net Cash Used by Investing Activities	(1,213,264)	(2,211,483)

Cash Flows from Financing Activities:
Borrowings of (Repayments on) Short-term Debt, Net	(237,549)	295,528
Borrowings of Long-term Debt, Net	1,230,262	1,482,844
Excess Tax Benefits from Share-Based Compensation	3,383	15,746
Other Financing Activities, Net	5,663	(1,159)

Net Cash Provided by Financing Activities – Continuing Operations	1,001,759	1,792,959
Net Cash Provided by Financing Activities – Discontinued Operation	—	—

Net Cash Provided by Financing Activities	1,001,759	1,792,959

Net Increase in Cash and Cash Equivalents	68,197	165,832
Cash and Cash Equivalents at Beginning of Period	238,398	170,714

Cash and Cash Equivalents at End of Period	$306,595	$336,546

Supplemental Cash Flow Information:
Interest Paid	$304,623	$188,940
Income Taxes Paid, Net of Refunds	325,920	231,319
The accompanying notes are an integral part of these condensed consolidated financial statements.

WEATHERFORD INTERNATIONAL LTD. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(UNAUDITED)
(In thousands)

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
	2009	2008	2009	2008
Net Income	$82,960	$382,986	$307,175	$1,031,031
Other Comprehensive Income:
Deferred Loss on Derivative Instruments	—	—	—	(12,576)
Amortization of Pension Components	1,936	885	6,464	6,501
Foreign Currency Translation Adjustment	146,155	(192,205)	306,377	(154,879)
Other	153	148	456	335

Comprehensive Income	231,204	191,814	620,472	870,412
Comprehensive Income Attributable to Noncontrolling Interests	(5,586)	(12,386)	(22,897)	(25,246)

Comprehensive Income Attributable to Weatherford	$225,618	$179,428	$597,575	$845,166

The accompanying notes are an integral part of these condensed consolidated financial statements.

WEATHERFORD INTERNATIONAL LTD. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
1. Basis of Presentation and New Accounting Standards
     The accompanying unaudited condensed consolidated financial statements of Weatherford International Ltd. and all majority-owned subsidiaries (the “Company”) include all adjustments of a normal recurring nature which, in the opinion of management, are necessary to present fairly the Company’s Condensed Consolidated Balance Sheet at September 30, 2009, Condensed Consolidated Statements of Income, Condensed Consolidated Statements of Comprehensive Income and Condensed Consolidated Statements of Cash Flows for the three and nine months ended September 30, 2009 and 2008. Although the Company believes the disclosures in these financial statements are adequate to make the interim information presented not misleading, certain information relating to the Company’s organization and footnote disclosures normally included in financial statements prepared in accordance with United States (“U.S.”) generally accepted accounting principles have been condensed or omitted in this Form 10-Q pursuant to U.S. Securities and Exchange Commission (“SEC”) rules and regulations. These financial statements should be read in conjunction with the audited consolidated financial statements for the year ended December 31, 2008 and the related notes included in the Company’s Annual Report on Form 10-K. The results of operations for the three and nine months ended September 30, 2009 are not necessarily indicative of the results expected for the full year.
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
     Effective July 1, 2009, the Financial Accounting Standards Board’s (“FASB”) Accounting Standards Codification (“ASC”) became the single official source of authoritative, nongovernmental generally accepted accounting principles (“GAAP”) in the U S. The historical GAAP hierarchy was eliminated and the ASC became the only level of authoritative GAAP, other than guidance issued by the SEC. The Company’s accounting policies were not affected by the conversion to ASC. However, references to specific accounting standards in the footnotes to the Company’s consolidated financial statements have been changed to refer to the appropriate section of ASC.
     Effective January 1, 2009, the Company adopted a new standard for the accounting and reporting of ownership interests in subsidiaries held by parties other than the parent, the amount of consolidated net income attributable to the parent and to the noncontrolling interest, changes in a parent’s ownership interest and the valuation of retained noncontrolling equity investments when a subsidiary is deconsolidated. The statement also establishes reporting requirements that provide sufficient disclosures that clearly identify and distinguish between the interest of the parent and the interest of the noncontrolling owners. This standard changed the accounting for and reporting of minority interest (now called noncontrolling interest) in the consolidated financial statements. Upon adoption, certain prior period amounts have been reclassified to conform to the current period financial statement presentation.
     During the second quarter of 2009, the Company adopted ASC 855, Subsequent Events, which establishes general standards of accounting for and disclosures of events that occur after the balance sheet date but before the financial statements are issued or are available to be issued. It requires the disclosure of the date through which an

WEATHERFORD INTERNATIONAL LTD. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
entity has evaluated subsequent events. The Company has evaluated subsequent events through October 30, 2009, the date of issuance of the condensed consolidated financial statements.
     In December 2008, the FASB issued additional guidance on an employer’s disclosures about plan assets of a defined benefit pension or other postretirement plan on investment policies and strategies, major categories of plan assets, inputs and valuation techniques used to measure the fair value of plan assets and significant concentrations of risk within plan assets. This guidance will be effective for fiscal years ending after December 15, 2009, with earlier application permitted. Upon initial application, the provisions of this guidance are not required for earlier periods that are presented for comparative purposes. The Company is currently evaluating the disclosure requirements of this guidance and anticipates that it will not have a significant impact on the reporting of its results of operations.
     In June 2009, the FASB issued SFAS No. 167, Amendments to FASB Interpretation No. 46(R), (“SFAS No. 167”). As of September 30, 2009, SFAS No. 167 has not been incorporated within the FASB ASC. SFAS No. 167 amends previous accounting guidance to require an enterprise to qualitatively assess the determination of the primary beneficiary of a variable interest entity (“VIE”) based on whether the entity (1) has the power to direct the activities of a VIE that most significantly impact the entity’s economic performance and (2) has the obligation to absorb losses of the entity or the right to receive benefits from the entity that could potentially be significant to the VIE. Also, SFAS No. 167 requires an ongoing reconsideration of the primary beneficiary, and amends the events that trigger a reassessment of whether an entity is a VIE. Enhanced disclosures are also required to provide information about an enterprise’s involvement in a VIE. This statement will be effective as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period, and for interim and annual reporting periods thereafter. Earlier application is prohibited. The Company is currently evaluating this new statement.
     Effective January 1, 2009, the Company prospectively adopted ASC guidance related to disclosures about derivative instruments and hedging activities and new ASC guidance related to fair value measurements required for the Company’s nonfinancial assets and nonfinancial liabilities. See Notes 8 and 9 for disclosures related to the adoption of these ASC updates.
2. Business Combinations
     Effective January 1, 2009, the Company adopted ASC 805, Business Combinations. This establishes principles and requirements for how a company recognizes assets acquired, liabilities assumed, contractual contingencies and contingent consideration measured at fair value at the acquisition date. The statement also establishes disclosure requirements which will enable users to evaluate the nature and financial effect of the business combination.
     The Company has acquired businesses important to its long-term growth strategy. Results of operations for acquisitions are included in the accompanying Condensed Consolidated Statements of Income from the date of acquisition. The balances included in the Condensed Consolidated Balance Sheets related to recent acquisitions are based on preliminary information and are subject to change when final asset valuations are obtained and the potential for liabilities has been evaluated. Acquisitions are accounted for using the purchase method of accounting and the purchase price is allocated to the net assets acquired based upon their estimated fair values at the date of acquisition.
     In July 2009, the Company completed its acquisition of the Oilfield Services Division of TNK-BP (“TNK-OFS”). In this transaction, the Company acquired ten oilfield services companies providing drilling, well workover and cementing services operating in West Siberia, East Siberia and the Volga-Urals region. The Company issued 24.3 million shares valued at approximately $450 million and expects to pay approximately $45 million in additional cash consideration related to working capital adjustments during the fourth quarter of 2009. In addition, if TNK-OFS sells its shares in the Company for a price less than $18.50 per share prior to June 29, 2010, the Company is obligated to pay TNK-OFS additional consideration in an amount equal to the difference between the price at which the shares were sold and $18.50. The Company will pay any additional consideration in cash or, at the Company’s option in certain instances, in additional shares following such date. The Company made a preliminary allocation of the purchase price as of the date of the acquisition. The Company will continue to adjust the allocations until final valuation of the assets and liabilities are completed.

WEATHERFORD INTERNATIONAL LTD. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
     The new accounting guidance adopted on business combinations requires contingent consideration to be recognized at its acquisition date fair value. Based on the terms of the arrangement, the Company has classified the contingent consideration as a liability. This new guidance requires such liabilities to be remeasured to fair value at each reporting date until the contingency is resolved, with changes in fair value being recognized in earnings. The Company estimated the fair value of the contingent consideration for the TNK-OFS acquisition at the date of acquisition to be a liability of $84 million. This liability was estimated to have a fair value of $57 million at September 30, 2009, resulting in a gain of $27 million being recognized during the three months ended September 30, 2009. This gain was recorded in the Selling, General and Administrative Attributable to Segments line in the Condensed Consolidated Statement of Income. The valuation of the contingent consideration was determined using a lattice-based model incorporating the term of the contingency, the share price of the Company over the relevant periods and the volatility of the Company’s shares.
     During the nine months ended September 30, 2009, the Company acquired businesses for cash consideration of $23 million and approximately 35 million common shares valued at $673 million, which includes the TNK-OFS acquisition.
3. Equity Investment Acquisition
     The Company acquired a 33% ownership interest in Premier Business Solutions (“PBS”) in June 2007 for approximately $330 million. PBS is the world’s largest electric submersible pump manufacturer by volume. In January 2008, the Company sold its electrical submersible pumps (“ESP”) product line to PBS and received a combination of cash and an additional equity investment in PBS in consideration of the sale. This transaction increased the Company’s ownership percentage to approximately 40%. In September 2009, the Company converted a $38 million note plus accrued interest due from PBS for an additional equity investment. The Company’s ownership percentage was unchanged as the other joint venture partner also converted its notes receivable for an additional equity investment. The Company’s investment in PBS is included in Equity Investments in the accompanying Condensed Consolidated Balance Sheets at September 30, 2009 and December 31, 2008.
4. Discontinued Operations
     In 2007, the Company’s management approved a plan to sell its oil and gas development and production business. The Company finalized the divestiture of the business in September 2008 and recorded an $11 million gain, net of taxes, during the three months ended June 30, 2008. This gain was partially offset by operating and legal expenses incurred during the period. Included in the loss for the nine months ended September 30, 2008, is approximately $21 million, net of taxes, incurred in connection with the settlement of a legal dispute regarding the business.
5. Inventories
     The components of inventory were as follows:

	September 30,	December 31,
	2009	2008
	(In thousands)
Raw materials, components and supplies	$340,595	$346,258
Work in process	131,129	152,864
Finished goods	1,835,935	1,589,220

	$2,307,659	$2,088,342

     Work in process and finished goods inventories include the cost of materials, labor and plant overhead.

WEATHERFORD INTERNATIONAL LTD. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
6. Goodwill
     Goodwill is evaluated for impairment on at least an annual basis. The Company will be performing its 2009 annual goodwill impairment test during the fourth quarter using an effective date of October 1. The Company’s 2008 impairment tests indicated goodwill was not impaired. The Company will continue to test its goodwill annually as of October 1 unless events occur or circumstances change between annual tests that would more likely than not reduce the fair value of a reporting unit below its carrying amount.
     The changes in the carrying amount of goodwill for the nine months ended September 30, 2009 were as follows:

		Middle East/	Europe/
	North	North	West Africa/	Latin
	America	Africa/ Asia	FSU	America	Total
	(In thousands)
Balance at December 31, 2008	$1,813,710	$675,558	$734,930	$306,717	$3,530,915
Acquisitions	111,571	40,197	266,874	13,399	432,041
Disposals	(4,747)	—	—	—	(4,747)
Purchase price and Other Adjustments	13,909	8,890	12,035	71	34,905
Foreign currency Translation	91,004	13,853	55,022	6,213	166,092

Balance at September 30, 2009	$2,025,447	$738,498	$1,068,861	$326,400	$4,159,206

7. Short-term Borrowings and Current Portion of Long-term Debt
     The components of short-term borrowings were as follows:

	September 30,	December 31,
	2009	2008
	(In thousands)
Revolving credit facilities	$973,500	$1,068,000
Commercial paper program	—	127,884
Other short-term bank loans	33,951	44,205

Total short-term borrowings	1,007,451	1,240,089
Current portion of long-term debt	13,672	15,858

Short-term borrowings and current portion of long-term debt	$1,021,123	$1,255,947

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
     The Company maintains various revolving credit facilities with syndicates of banks. At September 30, 2009, these facilities allow for an aggregate availability of $2.3 billion, and can be used for a combination of borrowings, support of our commercial paper program and issuances of letters of credit. Facilities with $550 million in availability matured in October 2009 and were not renewed. Our remaining facilities mature in May 2011. There were $74 million in outstanding letters of credit under these facilities at September 30, 2009.

WEATHERFORD INTERNATIONAL LTD. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
     These borrowing facilities require the Company to maintain a debt-to-capitalization ratio of less than 60% and contain other covenants and representations customary for an investment-grade commercial credit. The Company was in compliance with these covenants at September 30, 2009.
     The Company has a $1.5 billion commercial paper program under which it may from time to time issue short-term unsecured notes. The commercial paper program is supported by the Company’s revolving credit facilities. There was no commercial paper outstanding at September 30, 2009.
     The Company has short-term borrowings with various domestic and international institutions pursuant to uncommitted facilities. At September 30, 2009, the Company had $34 million in short-term borrowings outstanding under these arrangements with a weighted average interest rate of 1.7%. In addition, the Company had $189 million of letters of credit and bid and performance bonds outstanding under these uncommitted facilities.
     The Company’s short-term borrowings approximate their fair value at September 30, 2009 and December 31, 2008.
8. Fair Value of Financial Instruments
     Financial Instruments Measured and Recognized at Fair Value
     On January 1, 2008, the Company adopted new accounting guidance on fair value measurements. The new guidance defines fair value, established a framework for measuring fair value under U.S. generally accepted accounting principles, and expands disclosures about fair value measurements. The new guidance was effective for the Company beginning January 1, 2008, for certain assets and liabilities measured at fair value on a recurring basis. The new guidance was effective for non-financial assets and liabilities recognized or disclosed at fair value on a nonrecurring basis beginning January 1, 2009.
     The accounting guidance establishes a valuation hierarchy for disclosure of the inputs to the valuations used to measure fair value. This hierarchy prioritizes the inputs into three broad levels as follows. Level 1 inputs are quoted prices (unadjusted) in active markets for identical assets or liabilities. Level 2 inputs are quoted prices for similar assets and liabilities in active markets or inputs that are observable for the asset or liability, either directly or indirectly through market corroboration, for substantially the full term of the financial instrument. Level 3 inputs are unobservable inputs based upon our own assumptions used to measure assets and liabilities at fair value. A financial asset or liability’s classification within the hierarchy is determined based on the lowest level of input that is significant to the fair value measurement.
     The following table presents the Company’s non-derivative assets and liabilities that are measured and recognized at fair value on a recurring basis classified under the appropriate level of the fair value hierarchy as of September 30, 2009 and December 31, 2008:

	September 30, 2009
	Level 1	Level 2	Level 3	Total
		(In thousands)
Other Assets:
Other investments	$—	$39,403	$—	$39,403
Other Current Liabilities:
Contingent consideration on acquisition (See Note 2)	—	—	56,468	56,468

	December 31, 2008
	Level 1	Level 2	Level 3	Total
	(In thousands)
Other Assets:
Other investments	$—	$30,611	$—	$30,611

WEATHERFORD INTERNATIONAL LTD. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
     The following table provides a summary of changes in fair value of the Company’s Level 3 financial liability as of September 30, 2009 and 2008:

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
	2009	2008	2009	2008
		(In thousands)
Balance at beginning of period	$—	$—	$—	$—
Contingent consideration on acquisition (See Note 2)	(83,836)	—	(83,836)	—
Unrealized gain on contingent consideration on acquisition included in earnings	27,368	—	27,368	—

Balance at end of period	$(56,468)	$—	$(56,468)	$—

     The $27 million gain recorded during the three months ended September 30, 2009 is included in the Selling, General and Administrative Attributable to Segments line in the Condensed Consolidated Statements of Income.
     Fair Value of Other Financial Instruments
     The Company’s other financial instruments include cash and cash equivalents, foreign currency exchange contracts, interest rate swaps, accounts receivable, notes receivable, accounts payable and short and long-term debt. With the exception of long-term debt, the carrying value of these financial instruments approximates their fair value.
     The fair value of outstanding debt fluctuates with changes in applicable interest rates. Fair value will exceed carrying value when the current market interest rate is lower than the interest rate at which the debt was originally issued. The fair value of a company’s debt is a measure of its current value under present market conditions. It does not impact the financial statements under current accounting rules. The fair value and carrying value of the Company’s long-term debt is as follows:

	September 30,	December 31,
	2009	2008
	(In thousands)
Fair value	$6,345,702	$3,991,879
Carrying value	5,851,678	4,564,255
     The fair value of the Company’s long-term debt was estimated based on quoted market prices.
9. Derivative Instruments
     On January 1, 2009, the Company adopted new accounting guidance regarding derivative and hedging activity. Entities are now required to provide enhanced disclosures about how and why they use derivative instruments, how derivative instruments and related hedged items are accounted for, and how derivative instruments and related hedged items affect an entity’s financial position, financial performance and cash flows.
     The Company is exposed to market risk from changes in foreign currency and changes in interest rates. From time to time, the Company may enter into derivative financial instrument transactions to manage or reduce its market risk, but does not enter into derivative transactions for speculative purposes. The Company manages its debt portfolio to achieve an overall desired position of fixed and floating rates and may employ interest rate swaps as a tool to achieve that goal. The major risks from interest rate derivatives include changes in the interest rates affecting the fair value of such instruments, potential increases in interest expense due to market increases in floating interest rates and the creditworthiness of the counterparties in such transactions. In light of recent events in the global credit markets and the potential impact of these events on the liquidity of the banking industry, the Company continues to monitor the creditworthiness of its counterparties, which are multinational commercial banks.

WEATHERFORD INTERNATIONAL LTD. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
     The fair values of all the Company’s outstanding derivative instruments are determined using a model with Level 2 inputs including quoted market prices for contracts with similar terms and maturity dates.
     Interest Rate Swaps
     In August 2009, the Company entered into interest rate swap agreements to pay a variable interest rate and receive a fixed interest rate with an aggregate notional amount of $1.2 billion against its 5.15%, 5.50% and 9.625% Senior Notes. These agreements are designated as fair value hedges and are determined to be highly effective resulting in no net gain or loss recorded in the Condensed Consolidated Statements of Income as the changes in the fair values of the interest rate swaps will be offset by changes in fair values of the underlying debt. The aggregate fair value of the interest rate swaps at September 30, 2009 resulted in an asset of $48 million, with a corresponding increase to Long-term Debt on the accompanying Condensed Consolidated Balance Sheets.
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
     Other Derivative Instruments
     As of September 30, 2009, the Company had several foreign currency forward and option contracts with notional amounts aggregating $1.0 billion, which were entered into to hedge exposure to currency fluctuations in various foreign currencies, including, but not limited to, the British pound sterling, the Canadian dollar, the euro and the Norwegian kroner. The total estimated fair value of these contracts at September 30, 2009 resulted in a net liability of $11 million. These derivative instruments were not designated as hedges and the changes in fair value of the contracts are recorded each period in Other, net in the accompanying Condensed Consolidated Statements of Income.
     In addition, after the closing of the acquisition of Precision Energy Services and Precision Drilling International, the Company entered into a series of cross-currency swaps between the U.S. dollar and Canadian dollar to hedge certain exposures to the Canadian dollar created as a result of the acquisition. At September 30, 2009, the Company had notional amounts outstanding of $168 million. The total estimated fair value of these contracts at September 30, 2009 resulted in a liability of $16 million. These derivative instruments were not designated as hedges and the changes in fair value of the contracts are recorded each period in Other, net in the accompanying Condensed Consolidated Statements of Income.

WEATHERFORD INTERNATIONAL LTD. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
     The fair values of outstanding derivative instruments are summarized as follows:

	September 30,	December 31,
	2009	2008	Classifications
	(In thousands)
Derivative assets designated as hedges:
Interest rate swap agreements	$47,774	$—	Other Assets

Derivative assets not designated as hedges:
Foreign exchange contracts	19,504	—	Other Current Assets
Foreign exchange contracts	—	1,455	Other Assets

Derivative liabilities not designated as hedges:
Foreign exchange contracts	30,867	2,233	Other Current Liabilities
Foreign exchange contracts	15,817	—	Other Liabilities
10. Income Taxes
     The Company’s third quarter 2009 results reflect a tax benefit of $34 million. The benefit this quarter primarily relates to a true-up of its effective tax rate from 14.5% year-to-date at June 30, 2009 to 1.1% year-to-date at September 30, 2009. The Company’s effective tax rates for the three and nine months ended September 30, 2008 were 17.8% and 17.0%, respectively. The decrease in the effective tax rate compared to 2008 is primarily due to a larger than originally forecasted decrease in earnings in certain jurisdictions, largely in North America, with no corresponding decrease in certain forecasted tax deductions.
11. Shareholders’ Equity
     The following summarizes the Company’s shareholders’ equity activity for the period presented:

			Noncontrolling
	Total	Company	Interests in
	Shareholders’	Shareholders’	Consolidated
	Equity	Equity	Subsidiaries
		(In thousands)
Balance at December 31, 2008	$8,366,049	$8,285,648	$80,401
Comprehensive Income:
Net income	307,175	284,157	23,018
Amortization of pension components	6,464	6,464	—
Foreign currency translation adjustments	306,377	306,498	(121)
Other	456	456	—

Comprehensive income	620,472	597,575	22,897
Transactions with shareholders	752,005	752,005	—
Dividends paid to noncontrolling interests	(25,047)	—	(25,047)
Other	3,118	—	3,118

Balance at September 30, 2009	$9,716,597	$9,635,228	$81,369

12. Earnings Per Share
     Basic earnings per share for all periods presented equals net income divided by the weighted average number of the Company’s registered shares, par value CHF 1.16 (“Registered Shares”), outstanding during the period. Diluted earnings per share is computed by dividing net income by the weighted average number of Registered

WEATHERFORD INTERNATIONAL LTD. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
Shares outstanding during the period, as adjusted for the dilutive effect of the Company’s stock option and restricted share plans and warrant.
     The Company adopted new accounting guidance related to determining whether instruments granted in share-based payment transactions are participating securities, effective January 1, 2009. Under this guidance, unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents, whether paid or unpaid, are participating securities and shall be included in the computation of earnings-per-share pursuant to the two-class method. Accordingly, the Company now includes its restricted share awards that contain the right to vote and receive dividends in the computation of both basic and diluted earnings per share. This guidance has not been applied to prior periods as the impact is immaterial.
     The Company’s Board of Directors approved a two-for-one share split of its common shares effected through a share dividend. Shareholders of record on May 9, 2008 were entitled to the dividend, which was distributed on May 23, 2008. All share and option amounts included in the accompanying consolidated financial statements and related notes reflect the effect of the share split.
     The following reconciles basic and diluted weighted average shares outstanding:

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
	2009	2008	2009	2008
		(In thousands)
Basic weighted average shares outstanding	724,114	682,532	707,621	681,531
Dilutive effect of:
Warrant	3,163	7,553	1,756	7,626
Stock option and restricted share plans	7,832	11,199	6,342	10,942

Diluted weighted average shares outstanding	735,109	701,284	715,719	700,099

     The diluted earning per share calculation excludes three million potential shares for the three months ended September 30, 2009 and nine million potential shares for the nine months ended September 30, 2009, due to their antidilutive effect. Antidilutive potential shares were not significant for the three and nine months ended September 30, 2008.
13. Share-Based Compensation
     The Company recognized the following employee share-based compensation expense during the three and nine months ended September 30, 2009 and 2008:

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
	2009	2008	2009	2008
	(In thousands)
Share-based compensation	$30,090	$26,626	$85,136	$74,760
Related tax benefit	10,532	9,319	29,798	26,166
     During the nine months ended September 30, 2009, the Company granted seven million restricted share awards and units at a weighted average grant date fair value of $13.40 per share.
     As of September 30, 2009, there was $241 million of total unrecognized compensation cost related to the Company’s unvested stock options and restricted share grants. This cost is expected to be recognized over a weighted-average period of two years

WEATHERFORD INTERNATIONAL LTD. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
14. Retirement and Employee Benefit Plans
     The Company has defined benefit pension and other post retirement benefit plans covering certain employees. The components of net periodic benefit cost for the three and nine months ended September 30, 2009 and 2008 were as follows:

	Three Months Ended September 30,
	2009		2008
	United		United
	States	International	States	International
		(In thousands)
Service cost	$891	$1,778	$720	$3,413
Interest cost	1,892	1,772	1,511	2,551
Expected return on plan assets	(166)	(1,043)	(179)	(2,233)
Amortization of transition obligation	—	—	—	(1)
Amortization of prior service cost (credit)	997	(13)	458	(19)
Amortization of loss	1,617	249	964	102
Curtailment/settlement loss	—	—	—	—

Net periodic benefit cost	$5,231	$2,743	$3,474	$3,813

	Nine Months Ended September 30,
	2009		2008
	United		United
	States	International	States	International
		(In thousands)
Service cost	$2,672	$5,063	$2,160	$10,456
Interest cost	5,677	5,022	4,533	7,820
Expected return on plan assets	(497)	(2,976)	(537)	(6,859)
Amortization of transition obligation	—	(1)	—	(3)
Amortization of prior service cost (credit)	2,990	(36)	1,374	(59)
Amortization of loss	4,851	712	2,892	310
Curtailment/settlement loss	1,063	—	5,621	—

Net periodic benefit cost	$16,756	$7,784	$16,043	$11,665

     The Company previously disclosed in its financial statements for the year ended December 31, 2008, that it expected to contribute approximately $10 million to its pension and other postretirement benefit plans during 2009. Due to the amendment of one of our foreign plans, the Company currently anticipates total 2009 contributions for the defined benefit plans to approximate $7 million. As of September 30, 2009, the Company has contributed approximately $6 million to these plans.

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

	Three Months Ended September 30, 2009
	Net	Income	Depreciation	Total Assets at
	Operating	from	and	September 30,
	Revenues	Operations	Amortization	2009
	(In thousands)
North America	$620,496	$33,259	$79,737	$6,548,850
Middle East/North Africa/Asia	600,110	101,943	65,771	4,509,618
Europe/West Africa/FSU(a)	404,390	71,836	44,864	3,564,122
Latin America	524,883	54,343	43,403	2,960,216

	2,149,879	261,381	233,775	17,582,806
Corporate and Research and Development	—	(93,572)	4,134	1,102,484
Other (b)	—	(17,887)	—	—

Total	$2,149,879	$149,922	$237,909	$18,685,290

	Three Months Ended September 30, 2008
	Net	Income	Depreciation	Total Assets at
	Operating	from	and	December 31,
	Revenues	Operations	Amortization	2008
	(In thousands)
North America	$1,179,605	$312,887	$79,619	$6,541,697
Middle East/North Africa/Asia	637,872	146,450	49,138	4,320,875
Europe/West Africa/FSU	408,993	102,385	31,911	2,641,687
Latin America	314,326	69,521	23,561	2,010,313

	2,540,796	631,243	184,229	15,514,572
Corporate and Research and Development	—	(82,776)	2,902	961,941
Other (c)	—	(13,727)	—	—

Total	$2,540,796	$534,740	$187,131	$16,476,513

(a)	Income from operations includes a $27 million gain related to the acquisition of TNK-OFS.

(b)	The three months ended September 30, 2009 includes $9 million for legal and professional fees incurred in connection with on-going investigations by the U.S. government and $9 million for severance charges associated with reorganization activities.

(c)	The three months ended September 30, 2008 includes $14 million for legal and professional fees incurred in connection with the Company’s on-going investigations by the U.S. government and costs related to the Company’s withdrawal from sanctioned countries.

WEATHERFORD INTERNATIONAL LTD. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

	Nine Months Ended September 30, 2009
	Net	Income	Depreciation
	Operating	from	and
	Revenues	Operations	Amortization
		(In thousands)
North America	$2,029,264	$155,586	$232,088
Middle East/North Africa/Asia	1,774,964	359,522	184,326
Europe/West Africa/FSU(d)	1,138,201	209,393	114,732
Latin America	1,458,423	232,319	109,816

	6,400,852	956,820	640,962
Corporate and Research and Development	—	(269,139)	12,034
Other (e)	—	(73,669)	—

Total	$6,400,852	$614,012	$652,996

	Nine Months Ended September 30, 2008
	Net	Income	Depreciation
	Operating	from	and
	Revenues	Operations	Amortization
	(In thousands)
North America	$3,282,211	$828,792	$229,499
Middle East/North Africa/Asia	1,716,007	397,774	140,856
Europe/West Africa/FSU	1,146,185	294,614	86,132
Latin America	821,535	188,374	63,611

	6,965,938	1,709,554	520,098
Corporate and Research and Development	—	(238,752)	8,031
Other (f)	—	(23,604)	—

Total	$6,965,938	$1,447,198	$528,129

(d)	Income from operations includes a $27 million gain related to the acquisition of TNK-OFS.

(e)	The nine months ended September 30, 2009 includes $36 million for legal and professional fees incurred in connection with on-going investigations by the U.S. government, $34 million for severance and facility closure costs associated with reorganization activities and $4 million in costs related to the Company’s withdrawal from certain sanctioned countries.

(f)	The nine months ended September 30, 2008 includes $57 million for costs incurred in connection with the Company’s withdrawal from sanctioned countries. These costs were included in the Cost of Products line item in the Condensed Consolidated Statements of Income. In addition, severance costs of $15 million were incurred associated with reorganization activities and $33 million of legal and professional fees were incurred in connection with the Company’s on-going investigations. These charges were partially offset by the $81 million recognized in connection with the sale of a 50% interest in a subsidiary the Company controls to Qatar Petroleum for cash consideration of $113 million.

WEATHERFORD INTERNATIONAL LTD. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
16. Disputes, Litigation and Contingencies
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
     The U.S. Department of Commerce, Bureau of Industry & Security, Office of Foreign Assets Control (“OFAC”), DOJ and SEC are investigating allegations of improper sales of products and services by the Company and its subsidiaries in certain sanctioned countries. The Company is cooperating fully with this investigation. The Company has retained legal counsel, reporting to its audit committee, to investigate these matters and to cooperate fully with these agencies. This investigation is ongoing, and the Company cannot anticipate the timing, outcome or possible impact of the investigation, financial or otherwise.
     In light of this investigation and of the current U.S. and foreign policy environment and the inherent uncertainties surrounding these countries, the Company decided in September 2007 to direct its foreign subsidiaries to discontinue doing business in countries that are subject to comprehensive U.S. economic and trade sanctions, specifically Cuba, Iran, and Sudan, as well as Syria. Effective September 2007, the Company ceased entering into any new contracts in these countries and began an orderly discontinuation and winding down of its existing business in these sanctioned countries. Effective March 31, 2008, the Company substantially completed its winding down of business in these countries. The Company can complete the withdrawal process only pursuant to licenses issued by OFAC. The Company’s remaining activities in Iran, Sudan and Syria include ongoing withdrawal activities such as attempts to collect accounts receivable, attempts to settle tax liabilities or legal claims and attempts to recover or liquidate assets, including equipment and funds. Certain of the Company’s subsidiaries continue to conduct business in countries such as Myanmar that are subject to more limited U.S. trading sanctions.
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
     The DOJ, SEC and other agencies and authorities have a broad range of civil and criminal penalties they may seek to impose against corporations and individuals for violations of trade sanctions laws, the FCPA and other federal statutes including, but not limited to, injunctive relief, disgorgement, fines, penalties and modifications to business practices and compliance programs. In recent years, these agencies and authorities have entered into agreements with, and obtained a range of penalties against, several public corporations and individuals in similar investigations, under which civil and criminal penalties were imposed, including in some cases fines and other penalties and sanctions in the tens and hundreds of millions of dollars. Under trade sanctions laws, the DOJ may also seek to impose modifications to business practices, including immediate cessation of all business activities in sanctioned countries, and modifications to compliance programs, which may increase compliance costs. In addition, the Company’s activities in sanctioned countries, such as Sudan and Iran, could result in certain investors, such as government sponsored pension funds, divesting or not investing in its registered shares. Based on available information, the Company cannot predict what, if any, actions the DOJ, SEC or other authorities will take in its situation or the effect any such actions will have on its consolidated financial position or results of operations. To

WEATHERFORD INTERNATIONAL LTD. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
the extent the Company violated trade sanctions laws, the FCPA, or other laws or regulations, fines and other penalties may be imposed. Because these matters are now pending before the indicated agencies, there can be no assurance that actual fines or penalties, if any, will not have a material adverse affect on its business, financial condition, liquidity or results of operations.
     During the nine months ended September 30, 2009 and 2008, the Company incurred $36 million and $33 million, respectively, in connection with these on-going investigations. In addition, the Company incurred $57 million for costs incurred in connection with our exit from certain sanctioned countries during the nine months ended September 30, 2008.
     Other Litigation and Disputes
     The Company is aware of various disputes and potential claims and is a party in various litigation involving claims against the Company, some of which are covered by insurance. Based on facts currently known, the Company believes that the liability, if any, which may result from known claims, disputes and pending litigation, would not have a material adverse effect on the Company’s consolidated financial position, results of operations or cash flows.
17. Commitments and Contingencies
     In association with a prior acquisition, the Company identified pre-acquisition contingencies related to duties and taxes associated with the importation of certain equipment assets to foreign jurisdictions. At September 30, 2009, the Company has a liability in the amount of $9 million for this matter. If the Company used the high end of the range, the aggregate potential liability would be approximately $10 million higher.
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

WEATHERFORD INTERNATIONAL LTD. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
18. Condensed Consolidating Financial Statements
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
     The following obligations of Weatherford Delaware were guaranteed by Weatherford Bermuda at September 30, 2009 and December 31, 2008: (i) the 6.625% Senior Notes, (ii) the 5.95% Senior Notes, (iii) the 6.35% Senior Notes and (iv) the 6.80% Senior Notes.
     The following obligations of Weatherford Bermuda were guaranteed by Weatherford Delaware at September 30, 2009: (i) the revolving credit facilities, (ii) the 4.95% Senior Notes, (iii) the 5.50% Senior Notes, (iv) the 6.50% Senior Notes, (v) the 5.15% Senior Notes, (vi) the 6.00% Senior Notes, (vii) the 7.00% Senior Notes (viii) the 9.625% Senior Notes, (ix) the 9.875% Senior Notes and (x) issuances of notes under the commercial paper program.
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

WEATHERFORD INTERNATIONAL LTD. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
Condensed Consolidating Balance Sheet
September 30, 2009
(unaudited)
(In thousands)

				Other
	Parent	Bermuda	Delaware	Subsidiaries	Eliminations	Consolidation
ASSETS

Current Assets:
Cash and Cash Equivalents	$65	$54	$1,885	$304,591	$—	$306,595
Other Current Assets	864	17,641	109,135	5,662,013	—	5,789,653

Total Current Assets	929	17,695	111,020	5,966,604	—	6,096,248

Equity Investments in Affiliates	8,599,697	15,040,790	6,718,553	12,272,934	(42,631,974)	—
Shares Held in Parent	—	—	116,896	507,777	(624,673)	—
Intercompany Receivables, Net	—	1,674,666	945,498	—	(2,620,164)	—
Other Assets	1,622	117,051	226,625	12,243,744	—	12,589,042

Total Assets	$8,602,248	$16,850,202	$8,118,592	$30,991,059	$(45,876,811)	$18,685,290

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current Liabilities:
Short-term Borrowings and Current Portion of Long-Term Debt	$—	$321,087	$1,840	$698,196	$—	$1,021,123
Accounts Payable and Other Current Liabilities	374	44,773	59,040	1,623,304	—	1,727,491

Total Current Liabilities	374	365,860	60,880	2,321,500	—	2,748,614

Long-term Debt	—	3,989,692	1,848,507	13,479	—	5,851,678
Intercompany Payables, Net	37,010	—	—	2,583,154	(2,620,164)	—
Other Long-term Liabilities	—	119,090	2,353	246,958	—	368,401

Total Liabilities	37,384	4,474,642	1,911,740	5,165,091	(2,620,164)	8,968,693

Weatherford Shareholders’ Equity	8,564,864	12,375,560	6,206,852	25,744,599	(43,256,647)	9,635,228
Noncontrolling Interests	—	—	—	81,369	—	81,369

Total Liabilities and Shareholders’ Equity	$8,602,248	$16,850,202	$8,118,592	$30,991,059	$(45,876,811)	$18,685,290

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

WEATHERFORD INTERNATIONAL LTD. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
Condensed Consolidating Statements of Income
Three Months Ended September 30, 2009
(unaudited)
(In thousands)

				Other
	Parent	Bermuda	Delaware	Subsidiaries	Eliminations	Consolidation
Revenues	$—	$—	$—	$2,149,879	$—	$2,149,879
Costs and Expenses	(1,356)	(5,176)	(448)	(1,992,977)	—	(1,999,957)

Operating Income (Loss)	(1,356)	(5,176)	(448)	156,902	—	149,922

Other Income (Expense):
Interest Income (Expense), Net	—	(61,397)	(28,762)	(126)	—	(90,285)
Intercompany Charges, Net	(27,786)	1,291	(38,486)	64,981	—	—
Equity in Subsidiary Income	106,505	117,671	154,862	—	(379,038)	—
Other, Net	11	54,116	(23)	(65,150)	—	(11,046)

Income (Loss) from Continuing Operations Before Income Taxes	77,374	106,505	87,143	156,607	(379,038)	48,591
Provision for Income Taxes	—	—	30,528	3,841	—	34,369

Income (Loss) from Continuing Operations	77,374	106,505	117,671	160,448	(379,038)	82,960
Loss from Discontinued Operation, Net of Taxes	—	—	—	—	—	—

Net Income (Loss)	77,374	106,505	117,671	160,448	(379,038)	82,960
Noncontrolling Interests	—	—	—	(5,586)	—	(5,586)

Net Income Attributable to Weatherford	$77,374	$106,505	$117,671	$154,862	$(379,038)	$77,374

Condensed Consolidating Statements of Income
Three Months Ended September 30, 2008
(unaudited)
(In thousands)

			Other
	Bermuda	Delaware	Subsidiaries	Eliminations	Consolidation
Revenues	$—	$—	$2,540,796	$—	$2,540,796
Costs and Expenses	(8,211)	(611)	(1,997,234)	—	(2,006,056)

Operating Income (Loss)	(8,211)	(611)	543,562	—	534,740

Other Income (Expense):
Interest Expense, Net	(30,446)	(28,677)	(1,398)	—	(60,521)
Intercompany Charges, Net	26,353	—	(26,353)	—	—
Equity in Subsidiary Income	393,503	479,622	—	(873,125)	—
Other, Net	(10,599)	(342)	2,698	—	(8,243)

Income (Loss) from Continuing Operations Before Income Taxes	370,600	449,992	518,509	(873,125)	465,976
Provision for Income Taxes	—	(56,489)	(26,501)	—	(82,990)

Income (Loss) from Continuing Operations	370,600	393,503	492,008	(873,125)	382,986
Loss from Discontinued Operation Net of Taxes	—	—	—	—	—

Net Income (Loss)	370,600	393,503	492,008	(873,125)	382,986
Noncontrolling Interests	—	—	(12,386)	—	(12,386)

Net Income Attributable to Weatherford	$370,600	$393,503	$479,622	$(873,125)	$370,600

WEATHERFORD INTERNATIONAL LTD. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
Condensed Consolidating Statements of Income
Nine Months Ended September 30, 2009
(unaudited)
(In thousands)

				Other
	Parent	Bermuda	Delaware	Subsidiaries	Eliminations	Consolidation
Revenues	$—	$—	$—	$6,400,852	$—	$6,400,852
Costs and Expenses	(2,094)	(15,767)	(1,324)	(5,767,655)	—	(5,786,840)

Operating Income (Loss)	(2,094)	(15,767)	(1,324)	633,197	—	614,012

Other Income (Expense):
Interest Income (Expense), Net	—	(191,515)	(85,928)	2,597	—	(274,846)
Intercompany Charges, Net	(27,803)	5,095	(98,587)	121,295	—	—
Equity in Subsidiary Income	314,049	366,159	487,370	—	(1,167,578)	—
Other, Net	5	150,077	(356)	(178,182)	—	(28,456)

Income (Loss) from Continuing Operations Before Income Taxes	284,157	314,049	301,175	578,907	(1,167,578)	310,710
Provision for Income Taxes	—	—	64,984	(68,519)	—	(3,535)

Income (Loss) from Continuing Operations	284,157	314,049	366,159	510,388	(1,167,578)	307,175
Loss from Discontinued Operation, Net of Taxes	—	—	—	—	—	—

Net Income (Loss)	284,157	314,049	366,159	510,388	(1,167,578)	307,175
Noncontrolling Interests	—	—	—	(23,018)	—	(23,018)

Net Income Attributable to Weatherford	$284,157	$314,049	$366,159	$487,370	$(1,167,578)	$284,157

Condensed Consolidating Statements of Income
Nine Months Ended September 30, 2008
(unaudited)
(In thousands)

			Other
	Bermuda	Delaware	Subsidiaries	Eliminations	Consolidation
Revenues	$—	$—	$6,965,938	$—	$6,965,938
Costs and Expenses	(25,632)	(1,452)	(5,491,656)	—	(5,518,740)

Operating Income (Loss)	(25,632)	(1,452)	1,474,282	—	1,447,198

Other Income (Expense):
Interest Income (Expense), Net	(88,019)	(87,006)	(698)	—	(175,723)
Intercompany Charges, Net	102,651	—	(102,651)	—	—
Equity in Subsidiary Income	1,020,439	1,112,038	—	(2,132,477)	—
Other, Net	(5,625)	(908)	(6,493)	—	(13,026)

Income (Loss) from Continuing Operations Before Income Taxes	1,003,814	1,022,672	1,364,440	(2,132,477)	1,258,449
Provision for Income Taxes	(29)	(2,233)	(212,228)	—	(214,490)

Income (Loss) from Continuing Operations	1,003,785	1,020,439	1,152,212	(2,132,477)	1,043,959
Gain (Loss) from Discontinued Operation, Net of Taxes	2,000	—	(14,928)	—	(12,928)

Net Income (Loss)	1,005,785	1,020,439	1,137,284	(2,132,477)	1,031,031
Noncontrolling Interests	—	—	(25,246)	—	(25,246)

Net Income Attributable to Weatherford	$1,005,785	$1,020,439	$1,112,038	$(2,132,477)	$1,005,785

WEATHERFORD INTERNATIONAL LTD. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
Condensed Consolidating Statement of Cash Flows
Nine Months Ended September 30, 2009
(unaudited)
(In thousands)

				Other
	Parent	Bermuda	Delaware	Subsidiaries	Eliminations	Consolidation
Cash Flows from Operating Activities:
Net Income	$284,157	$314,049	$366,159	$510,388	$(1,167,578)	$307,175
Adjustments to Reconcile Net Income (Loss) to Net Cash Provided (Used) by Operating Activities:
Charges from Parent or Subsidiary	27,803	(5,095)	98,587	(121,295)	—	—
(Gain) Loss from Discontinued Operations	—	—	—	—	—	—
Equity in (Earnings) Loss of Affiliates	(314,049)	(366,159)	(487,370)	—	1,167,578	—
Deferred Income Tax Provision (Benefit)	—	—	(64,984)	(144,880)	—	(209,864)
Other Adjustments	814	(218,834)	131,532	268,879	—	182,391

Net Cash Provided (Used) by Operating Activities-Continuing Operations	(1,275)	(276,039)	43,924	513,092	—	279,702
Net Cash Used by Operating Activities-Discontinued Operations	—	—	—	—	—	—

Net Cash Provided (Used) by Operating Activities	(1,275)	(276,039)	43,924	513,092	—	279,702

Cash Flows from Investing Activities:
Acquisitions of Businesses, Net of Cash Acquired	—	—	—	(4,749)	—	(4,749)
Capital Expenditures for Property, Plant and Equipment	—	—	—	(1,269,884)	—	(1,269,884)
Acquisition of Intellectual Property	—	—	—	(25,352)	—	(25,352)
Purchase of Equity Investment in Unconsolidated Affiliate	—	—	—	(26,999)	—	(26,999)
Proceeds from Sale of Assets and Businesses, Net	—	—	—	113,720	—	113,720
Capital Contribution to Subsidiary	—	(338,970)	(39)	—	339,009	—

Net Cash Provided (Used) by Investing Activities-Continuing Operations	—	(338,970)	(39)	(1,213,264)	339,009	(1,213,264)
Net Cash Provided by Investing Activities-Discontinued Operations	—	—	—	—	—	—

Net Cash Provided (Used) by Investing Activities	—	(338,970)	(39)	(1,213,264)	339,009	(1,213,264)

Cash Flows from Financing Activities:
Borrowings of (Repayments on) Short-term Debt, Net	—	(460,356)	82	222,725	—	(237,549)
Borrowings of (Repayments on) Long-term Debt, Net	—	1,233,365	—	(3,103)	—	1,230,262
Borrowings (Repayments) Between Subsidiaries, Net	1,238	(157,970)	(51,178)	207,910	—	—
Proceeds from Capital Contribution	—	—	—	339,009	(339,009)	—
Other, Net	—	—	9,046	—	—	9,046

Net Cash Provided (Used) by Financing Activities — Continuing Operations	1,238	615,039	(42,050)	766,541	(339,009)	1,001,759
Net Cash Provided (Used) by Financing Activities — Discontinued Operations	—	—	—	—	—	—

Net Cash Provided (Used) by Financing Activities	1,238	615,039	(42,050)	766,541	(339,009)	1,001,759

Net Increase (Decrease) in Cash and Cash Equivalents	(37)	30	1,835	66,369	—	68,197
Cash and Cash Equivalents at Beginning of Year	102	24	50	238,222	—	238,398

Cash and Cash Equivalents at End of Year	$65	$54	$1,885	$304,591	$—	$306,595

WEATHERFORD INTERNATIONAL LTD. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
Condensed Consolidating Statement of Cash Flows
Nine Months Ended September 30, 2008
(unaudited)
(In thousands)

			Other
	Parent	Issuer	Subsidiaries	Eliminations	Consolidation
Cash Flows from Operating Activities:
Net Income	$1,005,785	$1,020,439	$1,137,284	$(2,132,477)	$1,031,031
Adjustments to Reconcile Net Income (Loss) to Net Cash Provided (Used) by Operating Activities:
Charges from Parent or Subsidiary	(102,651)	—	102,651	—	—
(Gain) Loss from Discontinued Operations	(2,000)	—	14,928	—	12,928
Equity in (Earnings) Loss of Affiliates	(1,020,439)	(1,112,038)	—	2,132,477	—

Deferred Income Tax Provision (Benefit)	—	(35,517)	20,577	—	(14,940)
Other Adjustments	(17,648)	(127,545)	(293,251)	—	(438,444)

Net Cash Provided (Used) by Operating Activities-Continuing Operations	(136,953)	(254,661)	982,189	—	590,575
Net Cash Used by Operating Activities- Discontinued Operations	—	—	(6,219)	—	(6,219)

Net Cash Provided (Used) by Operating Activities	(136,953)	(254,661)	975,970	—	584,356

Cash Flows from Investing Activities:
Acquisitions of Businesses, Net of Cash Acquired	—	—	(673,845)	—	(673,845)
Capital Expenditures for Property, Plant and Equipment	—	—	(1,821,813)	—	(1,821,813)
Acquisition of Intellectual Property	—	—	(14,377)	—	(14,377)
Purchase of Equity Investment in Unconsolidated Affiliate	—	—	(3,422)	—	(3,422)
Proceeds from Sale of Assets and Businesses, Net	—	—	290,974	—	290,974
Capital Contribution to Subsidiary	(284,229)	(5,000)	—	289,229	—

Net Cash Provided (Used) by Investing Activities-Continuing Operations	(284,229)	(5,000)	(2,222,483)	289,229	(2,222,483)
Net Cash Provided by Investing Activities- Discontinued Operations	11,000	—	—	—	11,000

Net Cash Provided (Used) by Investing Activities	(273,229)	(5,000)	(2,222,483)	289,229	(2,211,483)

Cash Flows from Financing Activities:
Borrowings (Repayments) on Short-term Debt, Net	33,406	(21,469)	283,591	—	295,528
Borrowings of (Repayments on) Long-term Debt, Net	1,483,931	(867)	(220)	—	1,482,844
Proceeds from Exercise of Stock Options	—	9,969	—	—	9,969
Borrowings (Repayments) Between Subsidiaries, Net	(1,094,513)	280,546	813,967	—	—
Proceeds from Capital Contribution	—	—	289,229	(289,229)	—
Other, Net	(12,471)	17,089	—	—	4,618

Net Cash Provided (Used) by Financing Activities — Continuing Operations	410,353	285,268	1,386,567	(289,229)	1,792,959
Net Cash Provided (Used) by Financing Activities — Discontinued Operations	—	—	—	—	—

Net Cash Provided (Used) by Financing Activities	410,353	285,268	1,386,567	(289,229)	1,792,959

Net Decrease in Cash and Cash Equivalents	171	25,607	140,054	—	165,832
Cash and Cash Equivalents at Beginning of Year	228	1,489	168,997	—	170,714

Cash and Cash Equivalents at End of Year	$399	$27,096	$309,051	$—	$336,546

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
     Our Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) begins with an executive level overview, which provides a general description of our company today, a synopsis of industry market trends, insight into management’s perspective of the opportunities and challenges we face and our outlook for the remainder of 2009 and in to 2010. Next, we analyze the results of our operations for the nine months ended September 30, 2009 and 2008, including the trends in our overall business. Then we review our liquidity and capital resources. We conclude with a discussion of our critical accounting policies and estimates and a summary of recently issued accounting pronouncements.
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
     In July 2009, we acquired the Oilfield Services Division of TNK-BP (“TNK-OFS”) for 24.3 million shares valued at approximately $450 million. In this transaction, we acquired ten oilfield services companies providing drilling, well workover and cementing services operating in West Siberia, East Siberia and the Volga-Urals region.
     Industry Trends
     Changes in the current price and expected future prices of oil and natural gas influence the level of energy industry spending. Changes in expenditures result in an increased or decreased demand for our products and services. Rig count is an indicator of the level of spending for the exploration for and production of oil and natural gas reserves.
     The following chart sets forth certain statistics that reflect historical market conditions:

		Henry Hub	North American	International
	WTI Oil (1)	Gas (2)	Rig Count (3)	Rig Count (3)
September 30, 2009	$70.61	$4.84	1,217	1,071
December 31, 2008	44.60	5.62	2,143	1,175
September 30, 2008	100.64	7.44	2,449	1,209

(1)	Price per barrel as of September 30 and December 31 – Source: Thomson Reuters

(2)	Price per MM/BTU as of September 30 and December 31 – Source: Thomson Reuters

(3)	Average rig count for the applicable month – Source: Baker Hughes Rig Count and other third-party data

     Oil prices increased during the first nine months of 2009, ranging from a low of $33.98 per barrel in mid-February to a high of $74.37 per barrel in late August. Natural gas prices decreased for most of the first three quarters of 2009 but started to rally late in September, ranging from a high of $6.07 MM/BTU in early January to a low of $2.51 MM/BTU early in September. Factors influencing oil and natural gas prices during the period include hydrocarbon inventory levels, realized and expected economic growth, realized and expected levels of hydrocarbon demand, levels of spare production capacity within the Organization of Petroleum Exporting Countries (“OPEC”), weather and geopolitical uncertainty.
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
     The near-term outlook is more difficult to assess given the dramatically weakened picture of the global economy stemming from a severe dislocation in credit markets and money flows around the world in late 2008 and early 2009. Climate, natural gas storage levels and commodity prices, as well as expectations for the U.S. economy, will dictate the level of oilfield service activity in North America. While global economies and money flows have stabilized somewhat, it remains difficult to predict with any certainty the timing or intensity of a full recovery.
     North America rig activity appeared to have reached its trough during the second quarter of 2009. Average rig activity for the third quarter of 2009 increased approximately 13% compared to the prior quarter. The pull back experienced during the last quarter of 2008 and the first six months of 2009 was driven by natural gas storage levels, lower natural gas prices and a dampened prognosis for the U.S. economy. We have aggressively adjusted our cost structure in North America to be better aligned with current activity levels and to reflect the reality of the reservoirs our customers will pursue for the foreseeable future. We do not expect a robust recovery in North American activity until the latter part of 2010.
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
     While it is difficult to predict exact growth rates given the current fluid economic conditions and volatility, we expect our total international businesses to grow 30% in 2010 as compared to 2009. The Eastern Hemisphere is likely to produce a higher growth rate than our Latin America business.
     Given the activity declines experienced during the first half of 2009 in North America, pricing in the U.S. and Canada had seen significant weakness, with rigs, tubulars and stimulation showing the strongest pressures. In the international markets, pricing softened during the first half of 2009 where and when contractual terms had come to renewal time. Requests by clients to renegotiate existing contracts yielded more modest price erosion with significant differences between international regions. On a global basis, we believe that these pricing moves are now behind us.
     Overall, the level of improvements for our businesses for the remainder of 2009 and into 2010 will continue to depend heavily on our ability to further penetrate existing markets with our younger technologies and to successfully introduce these technologies to new markets. In addition, our ability to continue to grow our business aggressively will rely on our continued demonstration of a high level of operational efficacy for our clients on project management opportunities. The recruitment, training and retention of personnel will also be a critical factor in growing our businesses. The continued strength of the industry will be highly dependent on many external factors, such as world economic and political conditions, member country quota compliance within OPEC and weather conditions, including the factors described below under “—Forward-looking Statements”.

     Results of Operations
     The following charts contain selected financial data comparing our consolidated and segment results from operations for the three and nine months ended September 30, 2009 and 2008.

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
	2009	2008	2009	2008
	(In thousands, except percentages and per share data)
Revenues:
North America	$620,496	$1,179,605	$2,029,264	$3,282,211
Middle East/North Africa/Asia	600,110	637,872	1,774,964	1,716,007
Europe/West Africa/FSU	404,390	408,993	1,138,201	1,146,185
Latin America	524,883	314,326	1,458,423	821,535

	2,149,879	2,540,796	6,400,852	6,965,938

Operating Income:
North America	33,259	312,887	155,586	828,792
Middle East/North Africa/Asia	101,943	146,450	359,522	397,774
Europe/West Africa/FSU	71,836	102,385	209,393	294,614
Latin America	54,343	69,521	232,319	188,374
Research and Development	(49,300)	(52,026)	(144,434)	(139,095)
Corporate	(44,272)	(30,750)	(124,705)	(99,657)
Exit and Restructuring	(17,887)	(13,727)	(73,669)	(23,604)

	149,922	534,740	614,012	1,447,198

Interest Expense, Net	(90,285)	(60,521)	(274,846)	(175,723)

Other, Net	(11,046)	(8,243)	(28,456)	(13,026)

Effective Tax Rate	(70.7)%	17.8%	1.1%	17.0%

Net Income Per Diluted Share from Continuing Operations	$0.11	$0.53	$0.40	$1.46

Loss from Discontinued Operation Per Diluted Share	—	—	—	(0.02)

Net Income Per Diluted Share	0.11	0.53	0.40	1.44

Depreciation and Amortization	237,909	187,131	652,996	528,129

     Revenues
     The following chart contains consolidated revenues by product line for the three and nine months ended September 30, 2009 and 2008.

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
	2009	2008	2009	2008
Drilling Services	16%	17%	17%	16%
Artificial Lift Systems	16	17	16	17
Well Construction	15	15	16	16
Integrated Drilling	15	6	13	7
Completion Systems	9	9	10	10
Drilling Tools	9	11	8	11
Wireline	7	7	6	7
Re-entry & Fishing	6	9	6	8
Stimulation & Chemicals Services	5	6	6	5
Pipeline & Specialty Services	2	3	2	3

	100%	100%	100%	100%

     Consolidated revenues decreased $391 million, or 15%, in the third quarter of 2009 as compared to the third quarter of 2008 against a 39% decrease in rig count activity. This decrease in revenue is mainly attributable to the significant declines experienced in North America. International revenues increased $168 million, or 12%, in the third quarter of 2009 as compared to the third quarter of 2008. This international growth was against an 11% decline in international rig count. Our integrated drilling product line was the strongest contributor to the quarter over quarter increase.
     For the first nine months of 2009, consolidated revenues decreased $565 million, or 8%, as compared to the first nine months of 2008. Similar to what was experienced in the third quarter of 2009, the decrease in revenues during the first nine months of 2009 was driven by our North American businesses. International revenue increased $688 million, or 19% as compared to the first nine months of 2008.
     Operating Income
     Consolidated operating income decreased $385 million, or 72%, in the third quarter of 2009 as compared to the third quarter of 2008. Our operating segments contributed $370 million of this decrease. The remainder of this decrease is primarily due to an increase in corporate expenditures of $14 million. The increase in corporate expenses was primarily attributable to higher employee compensation costs and settlement of a legal dispute incurred during the quarter ended September 30, 2009.
     During the first nine months of 2009, consolidated operating income decreased $833 million, or 58%, as compared to the first nine months of 2008. Our operating segments contributed $753 million of this decrease. In addition, exit and restructuring charges during the first nine months of 2009 increased $50 million and corporate expenditure increased $25 million compared to the first nine months of 2008. The increase in corporate expenses was primarily attributable to higher employee compensation costs, professional fees and costs related to acquisitions (which were capitalized in 2008 and expensed in 2009 due to the adoption of new accounting guidance related to business combinations) and settlement of a legal dispute.
     Exit and restructuring charges for the nine months of 2009 includes (i) $36 million for legal and professional fees incurred in connection with our on-going investigations, (ii) $34 million for severance and facility closure costs and (iii) $4 million for unusable assets and cost accruals in certain sanctioned countries. Exit and restructuring charges during the first nine months of 2008 include $57 million for costs incurred in connection with our withdrawal from sanctioned countries, $15 million for severance costs incurred associated with reorganization activities and $33 million for legal and professional fees incurred in connection with our on-going investigations. These charges were offset by an $81 million gain recognized in the second quarter of 2008 as a result of selling our 50% interest in a subsidiary we control to Qatar Petroleum for cash consideration of $113 million.

     Interest Expense, Net
     Interest expense, net increased $30 million, or 49%, and $99 million, or 56% during the three and nine months ended September 30, 2009 as compared to the same periods of the prior year, respectively. We issued $1.5 billion in senior notes in March 2008 and an additional $1.25 billion of senior notes in January 2009. The incremental borrowings added during the comparable periods were used to fund capital expenditures and to fund acquisitions.
     Income Taxes
     Our third quarter 2009 results include a tax benefit of $34 million related to a true-up of our effective tax rate from 14.5% year-to-date at June 30, 2009 to 1.1% year-to-date at September 30, 2009. Our effective tax rates for the three and nine months ended September 30, 2008 were 17.8% and 17.0%, respectively. The decrease in the effective tax rate compared to 2008 is primarily due to a larger than originally forecasted decrease in earnings in certain jurisdictions, largely in North America, with no corresponding decrease in certain forecasted tax deductions.
Segment Results
     North America
     North American revenues decreased $559 million, or 47%, in the third quarter of 2009 as compared to the third quarter of 2008 on a 52% decline in average North American rig count over the comparable period. Revenues decreased $1,253 million, or 38%, during the first nine months of 2009 as compared to the same period of the prior year on a 43% decline in rig count. The decrease in revenues is the result of the steep decline in drilling activity both in Canada and the United States and the significant declines in pricing experienced in the first half of 2009.
     North America operating income decreased $280 million, or 89% in the third quarter of 2009 compared to the third quarter of 2008. For the first nine months of 2009, operating income decreased $673 million, or 81%, compared to same period of the prior year. Operating margins were 5% and 27% in the third quarter of 2009 and 2008 respectively, and 8% for the first nine months of 2009 compared to 25% for the first nine months of 2008. The combination of the significant reduction in drilling activity in the region and pricing declines was the primary reason for the deterioration in margins and operating income.
     Middle East/North Africa/Asia
     Middle East/North Africa/Asia revenues decreased $38 million, or 6%, in the third quarter of 2009 as compared to the third quarter of 2008 on an 11% decline in rig count over the comparable period. Revenues increased $59 million, or 3%, during the first nine months of 2009 as compared to the first nine months of 2008, against 7% decline in rig count. The region had strong performances out of our integrated drilling and drilling services service lines on both a quarterly and year-to-date basis as compared to the same periods of the prior year.
     Operating income decreased $45 million, or 30%, during the third quarter of 2009 compared to the same quarter of the prior year and $38 million, or 10%, during the first nine months of 2009 compared to the first nine months of 2008. Operating margins were 17% in the third quarter of 2009 and 23% in the third quarter of 2008. On a year-to-date basis, operating margins were 20% for the first nine months of 2009 as compared to 23% for the first nine months of 2008. The deterioration in margins during the third quarter of 2009 was primarily the result of delays in startups and deliveries as well as pricing declines experienced in the region.
     Europe/West Africa/FSU
     Revenues in our Europe/West Africa/FSU segment decreased $5 million, or 1%, in the third quarter of 2009 compared to the same quarter of the prior year against a 22% rig count decrease over the comparable period. On a year-to-date basis, revenues decreased $8 million, or 1%, compared to the same period of 2008. Our acquisition of TNK-OFS in July 2009 contributed approximately $70 million in revenues during the current quarter. This increase was offset by activity declines experienced in the region. Integrated drilling and stimulation and chemicals were the strongest performers from a service line perspective.
     Operating income decreased $31 million, or 30%, during the third quarter of 2009 compared to the same quarter of the prior year and $85 million, or 29%, during the first nine months of 2009 compared to the first nine months of 2008. Operating margins were 18% in the third quarter of 2009 and 25% in the third quarter of 2008. On a year-to-date basis, margins decreased from 26% during the first nine months of 2008 to 18% for the first nine months of

2009. The current quarter’s operating income includes $27 million related to gain recorded in connection with the revaluation of contingent consideration included as part of the acquisition of TNK-OFS. This gain was offset by activity and pricing declines experienced in the region.
     Latin America
     Revenues in our Latin America segment increased $211 million, or 67%, in the third quarter of 2009 as compared to the same quarter of the prior year against an average rig count decrease of 9% over the comparable period. Revenues increased $637 million, or 78%, during the first nine months of 2009 compared to the same period of the prior year. Mexico was the strongest contributor to revenue growth. From a service line perspective, our integrated drilling and completion systems lines experienced the strongest increase on a quarterly and year-to-date basis.
     Operating income decreased $15 million, or 22%, during the third quarter of 2009 as compared to the third quarter of 2008 and increased $44 million, or 23%, during the first nine months of 2009 compared to the same period of the prior year. Operating margins decreased from 22% during the third quarter 2008 to 10% for the third quarter 2009 and from 23% for the first nine months of 2008 to 16% during the first nine months of 2009. The decline in operating margins was caused in large part due to weather issues and a reduction in gas activity in Mexico. In addition, the region experienced a decline in exploration activity in Colombia.
Discontinued Operations
     We finalized the divestiture of our discontinued operation consisting of our oil and gas development and production company during the second quarter of 2008. We recorded a gain of $11 million, net of taxes, in connection with the finalization of the divestiture. On a year-to-date basis, we had a loss from our discontinued operation, net of taxes, of $13 million, which included approximately $21 million incurred in connection with the settlement of a legal dispute regarding the business. This loss was partially offset by the gain recognized in the second quarter of 2008.
Liquidity and Capital Resources
     Sources of Liquidity
     Our sources of liquidity include current cash and cash equivalent balances, cash generated from operations and committed availabilities under bank lines of credit. We maintain a shelf registration statement covering the future issuance of various types of securities, including debt, registered shares, preferred shares and warrants.
     Committed Borrowing Facilities
     We maintain various revolving credit facilities with syndicates of banks. Currently, these facilities allow for an aggregate availability of $1.8 billion and can be used for a combination of borrowings, support of our commercial paper program and issuances of letters of credit. This available balance does not include $550 million in facilities that expired in October 2009 that were not renewed. Our remaining facilities mature in May 2011. Our committed borrowing facilities require us to maintain a debt-to-capitalization ratio of less than 60% and contain other covenants and representations customary for an investment-grade commercial credit. Our debt-to-capitalization ratio was 41% at September 30, 2009, which is in compliance with these covenants.
     The following is a recap of our availability under our committed borrowing facilities as of September 30, 2009, giving effect to the expiration of the $550 million in facilities that expired in October (in millions):

Facilities	$1,750

Less:
Amount drawn	974
Commercial paper	—
Letters of credit	74

Availability	$702

     Commercial Paper
     We have a $1.5 billion commercial paper program under which we may from time to time issue short-term, unsecured notes, subject to market conditions. The commercial paper program is supported by our revolving credit facilities. There was no commercial paper outstanding at September 30, 2009.
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
     Cash Requirements
     For the remainder of 2009, we anticipate our primary cash requirements will be for capital expenditures. We anticipate funding these requirements from cash generated from operations and availability under our committed borrowing facilities as needed.
     Capital expenditures for 2009 are projected to be approximately $1.4 billion, net of proceeds from tools lost down hole. The expenditures are expected to be used primarily to support the growth of our business and operations. Capital expenditures during the nine months ended September 30, 2009 were $1.2 billion, net of proceeds from tools lost down hole.
     Derivative Instruments
     Interest Rate Swaps
     In August 2009, we entered into interest rate swap agreements to pay a variable interest rate and receive a fixed interest rate with an aggregate notional amount of $1.2 billion against its 5.15%, 5.50% and 9.625% Senior Notes. These agreements are designated as fair value hedges and are determined to be highly effective resulting in no net gain or loss recorded in the Condensed Consolidated Statements of Income as the changes in the fair values of the interest rate swaps will be offset by changes in fair values of the underlying debt. The aggregate fair value of the interest rate swaps at September 30, 2009 resulted in an asset of $48 million, with a corresponding increase to Long-term Debt on the accompanying Condensed Consolidated Balance Sheets.
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
     Other Derivative Instruments
     As of September 30, 2009, we had several foreign currency forward and option contracts with notional amounts aggregating $1.0 billion, which were entered into to hedge exposure to currency fluctuations in various foreign currencies, including, but not limited to, the British pound sterling, the Canadian dollar, the euro and the Norwegian kroner. The total estimated fair value of these contracts at September 30, 2009 resulted in a net liability of $11 million. These derivative instruments were not designated as hedges and the changes in fair value of the contracts were recorded each period in current earnings.
     In addition, after the closing of the acquisition of Precision Energy Services and Precision Drilling International on August 31, 2005, we entered into a series of cross-currency swaps between the U.S. dollar and Canadian dollar to hedge certain exposures to the Canadian dollar created as a result of the acquisition. At September 30, 2009, we had notional amounts outstanding of $168 million. The total estimated fair value of these contracts at September 30, 2009 resulted in a liability of $16 million. These derivative instruments were not designated as hedges and the changes in fair value of the contracts were recorded each period in current earnings.
     Off-Balance Sheet Arrangements
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
     The following obligations of Weatherford Delaware were guaranteed by Weatherford Bermuda at September 30, 2009: (i) the 6.625% Senior Notes, (ii) the 5.95% Senior Notes, (iii) the 6.35% Senior Notes and (iv) the 6.80% Senior Notes.
     The following obligations of Weatherford Bermuda were guaranteed by Weatherford Delaware at September 30, 2009: (i) the revolving credit facilities, (ii) the 4.95% Senior Notes, (iii) the 5.50% Senior Notes, (iv) the 6.50% Senior Notes, (v) the 5.15% Senior Notes, (vi) the 6.00% Senior Notes, (vii) the 7.00% Senior Notes, (viii) the 9.625% Senior Notes, (ix) the 9.875% Senior Notes and (x) issuances of notes under the commercial paper program.
     Letters of Credit and Bid and Performance Bonds
     We execute letters of credit in the normal course of business. While these obligations are not normally called, these obligations could be called by the beneficiaries at any time before the expiration date should we breach certain contractual or payment obligations. As of September 30, 2009, we had $263 million of letters of credit and bid and performance bonds outstanding, consisting of $189 million outstanding under various uncommitted credit facilities and $74 million letters of credit outstanding under our committed facilities. If the beneficiaries called these letters of credit our available liquidity would be reduced by the amount called. To the extent we are successful in being awarded large contracts in the future, our requirements for posting letters of credit and bid and performance bonds could increase.
New Accounting Pronouncements
     See Note 1 to our condensed consolidated financial statements included elsewhere in this report.
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
     From time to time, we update the various factors we consider in making our forward-looking statements and the assumptions we use in those statements. However, we undertake no obligation to publicly update or revise any forward-looking events or circumstances that may arise after the date of this report. The following sets forth the various assumptions we use in our forward-looking statements, as well as risks and uncertainties relating to those statements. Certain of the risks and uncertainties may cause actual results to be materially different from projected results contained in forward-looking statements in this report and in our other disclosures. These risks and uncertainties include, but are not limited to, the following:
•	Global political, economic and market conditions could affect projected results. Our operating results and the forward-looking information we provide are based on our current assumptions about oil and natural gas supply and demand, oil and natural gas prices, rig count and other market trends. Our assumptions on these matters are in turn based on currently available information, which is subject to change. The oil and natural gas industry is extremely volatile and subject to change based on political and economic factors outside our control. Worldwide drilling activity, as measured by average worldwide rig counts, increased in each year from 2002 to 2008. However, activity began declining in the fourth quarter of 2008, particularly in North America. The weakened global economic climate has resulted in lower demand and lower prices for oil and natural gas, which has reduced drilling and production activity and may therefore affect our future revenues and income. Our projections assume that the decline in North America rig activity reached its trough during the second quarter of 2009. However, we are not certain as to the timing of the recovery in activity. We cannot accurately predict how much lower commodity prices and drilling activity may go, or when they may recover. Worldwide drilling activity and global demand for oil and natural gas may also be affected by changes in governmental policies, laws and regulations related to environmental or energy security matters, including those addressing alternative energy sources and the risks of global climate change. We have assumed global demand will be down in 2009 and 2010 compared to 2008. In 2009 and 2010, worldwide demand may be significantly weaker than we have assumed. Further, our customers, many of whom are national oil companies, often have significant bargaining leverage over us and may elect to cancel or revoke contracts, not renew contracts, modify the scope of contracts or delay contracts. Our projections assume that our customers will honor the contracts we have been awarded and that those contracts and the business that we believe is otherwise substantially firm will result in anticipated revenues in the periods for which they are scheduled.
•	Our ability to manage our workforce and fixed costs could affect our projected results. In a climate of decreasing demand, we are faced with managing our workforce levels to control costs without impairing our ability to provide service to our customers. Our forward-looking statements assume we will be able to do so.
•	Our long-term growth depends upon technological innovation and commercialization. Our ability to deliver our long-term growth strategy depends in part on the commercialization of new technology. A central aspect of our growth strategy is to improve our products and services through innovation, to obtain technologically advanced products through internal research and development and/or acquisitions, to protect proprietary technology from unauthorized use and to expand the markets for new technology by leveraging our worldwide infrastructure. The key to our success will be our ability to commercialize the technology that we have acquired and demonstrate the enhanced value our technology brings to our customers’ operations. Our major technological advances include, but are not limited to, those related to controlled pressure drilling and testing systems, expandable solid tubulars, expandable sand screens and intelligent well completion. Our forward-looking statements have assumed successful commercialization of, and above-average growth from, these new products and services, as well as legal protection of our intellectual property rights.
•	Nonrealization of expected benefits from our recent redomestication could affect our projected results. We operate through our various subsidiaries in numerous countries throughout the world including the United States. During the first quarter of 2009, we completed a transaction in which our former parent Bermuda company became a wholly-owned subsidiary of Weatherford International Ltd., a Swiss joint-stock corporation, and holders of common shares of the Bermuda company received one registered share of the Swiss company in exchange for each common share that they held. Consequently, we are or may become subject to changes in tax laws, treaties or regulations or the interpretation or enforcement thereof in the U.S., Bermuda, Switzerland or jurisdictions in which we or any of our subsidiaries operates or is resident. Our income tax expense is based upon our interpretation of the tax laws in effect in various countries at the time that the expense was incurred. If the U.S. Internal Revenue Service or other taxing authorities do not agree with our assessment of the effects of such laws, treaties and regulations, this could have a material adverse effect on us including the imposition of a higher effective tax rate on our worldwide earnings or a reclassification of the tax impact of our significant corporate restructuring transactions.
•	The downturn in our industry could affect the carrying value of our goodwill. As of September 30, 2009, we had approximately $4.2 billion of goodwill. Our estimates of the value of our goodwill could be reduced in the future as a result of various factors, including market factors, some of which are beyond our control. Our forward-looking statements do not assume any future goodwill impairment. Any reduction in the fair value of our businesses may result in an impairment charge and therefore adversely affect our results.
•	Currency fluctuations could have a material adverse financial impact on our business. A material change in currency rates in our markets could affect our future results as well as affect the carrying values of our assets. World currencies have been subject to much volatility. Our forward-looking statements assume no material impact from future changes in currency exchange rates.
•	Adverse weather conditions in certain regions could adversely affect our operations. In the summers of 2005 and 2008, the Gulf of Mexico suffered several significant hurricanes. These hurricanes and associated hurricane threats reduced the number of days on which we and our customers could operate, which resulted in lower revenues than we otherwise would have achieved. In parts of 2006, and particularly in the second quarters of 2007 and 2008, climatic conditions in Canada were not as favorable to drilling as we anticipated, which limited our potential results in that region. Similarly, unfavorable weather in Mexico, Russia and in the North Sea could reduce our operations and revenues from that area during the relevant period. Our forward-looking statements assume weather patterns in our primary areas of operations will be conducive to our operations.
•	U.S. Government and internal investigations could affect our results of operations. We are currently involved in government and internal investigations involving various of our operations. These investigations are ongoing, and we cannot anticipate the timing, outcome or possible impact of these investigations, financial or otherwise. The governmental agencies involved in these investigations have a broad range of civil and criminal penalties they may seek to impose against corporations and individuals for violations of trading sanctions laws, the Foreign Corrupt Practices Act and other federal statutes including, but not limited to, injunctive relief, disgorgement, fines, penalties and modifications to business practices and compliance programs. In recent years, these agencies and authorities have entered into agreements with, and obtained a range of penalties against, several public corporations and individuals in similar investigations, under which civil and criminal penalties were imposed, including in some cases fines and other penalties and sanctions in the tens and hundreds of millions of dollars. Under trading sanctions laws, the U.S. Department of Justice may also seek to impose modifications to business practices, including immediate cessation of all business activities in specific countries or other limitations that decrease our business, and modifications to compliance programs, which may increase compliance costs. Any injunctive relief, disgorgement, fines, penalties, sanctions or imposed modifications to business practices resulting from these investigations could adversely affect our results of operations. Additionally, during 2008, we incurred $56 million for costs in connection with our exit from certain sanctioned countries and, to date, we have incurred $97 million for legal and professional fees in connection with complying with and conducting these on-going investigations. This amount excludes the costs we have incurred to augment and improve our compliance function in 2008 and 2009. We will have additional charges related to these matters in future periods, which costs may include labor claims, contractual claims, penalties assessed by customers, and costs, fines, taxes and penalties assessed by the local governments, but we cannot quantify those charges or be certain of the timing of them.
•	Political disturbances, war, or terrorist attacks and changes in global trade policies could adversely impact our operations. We operate in over 100 countries, and as such are at risk of various types of political activities, including acts of insurrections, war, terrorism, nationalization of assets and changes in trade policies. We have assumed there will be no material political disturbances or terrorist attacks and there will be no material changes in global trade policies that affect our business. Any further military action undertaken by the U.S. or other countries or political disturbances in the countries in which we conduct business could adversely affect our results of operations.
•	Current turmoil in the credit markets may reduce our access to capital or reduce the availability of financial risk-mitigation tools. In the past year, the worldwide credit markets have experienced almost unprecedented turmoil and uncertainty. Our forward-looking statements assume that the financial institutions that have committed to extend us credit will honor their commitments under our credit facilities. If one or more of those institutions becomes unwilling or unable to honor its commitments, our access to liquidity could be impaired and our cost of capital to fund growth could further increase. We use interest-rate and foreign-exchange swap transactions with financial institutions to mitigate certain interest-rate and foreign-exchange risks associated with our capital structure and our business. Our forward-looking statements assume that those tools will continue to be available to us. However, the failure of any swap counter party to honor a swap agreement could reduce the availability of these financial risk-mitigation tools or could result in the loss of expected financial benefits. In response to credit market conditions and the global economic and business environment, we have undertaken measures to reduce our use of capital going forward. Our forward-looking statements assume that we will operate with lower capital expenditures in 2009 than in 2008. However, as the business climate changes and if attractive opportunities for organic or acquisitive growth become available, we may spend capital selectively above the amounts we have budgeted.
•	Increases in the prices and availability of our raw materials could affect our results of operations. We use large amounts of raw materials for manufacturing our products. The price of these raw materials has a significant impact on our cost of producing products for sale or producing fixed assets used in our business. We have assumed that the prices of our raw materials will remain within a manageable range and will be readily available. If we are unable to obtain necessary raw materials or if we are unable to minimize the impact of increased raw material costs or to realize the benefit of cost decreases in a timely fashion through our supply chain initiatives or pricing, our margins and results of operations could be adversely affected.
•	Nonrealization of expected benefits from our acquisitions could affect our projected results. We expect to gain certain business, financial and strategic advantages as a result of business acquisitions we undertake, including synergies and operating efficiencies. Our forward-looking statements assume that we will successfully integrate our business acquisitions and realize the benefits of those acquisitions.
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
     Assets and liabilities of which the functional currency is the local currency are translated into U.S. dollars using the exchange rates in effect at the balance sheet date, resulting in translation adjustments that are reflected as Accumulated Other Comprehensive Income in the shareholders’ equity section on our Condensed Consolidated Balance Sheets. A portion of our net assets are impacted by changes in foreign currencies in relation to the U.S. dollar. We recorded a $306 million adjustment to increase our equity account for the nine month period ended September 30, 2009, to reflect the net impact of the weakening of the U.S. dollar against various foreign currencies.
     As of September 30, 2009, we had several foreign currency forward and option contracts with notional amounts aggregating $1.0 billion to hedge exposure to currency fluctuations in various foreign currencies, including, but not limited to, the British pound sterling, the Canadian dollar, the euro, and the Norwegian kroner. The total estimated fair value of these contracts at September 30, 2009 resulted in a net liability of $11 million. These derivative instruments were not designated as hedges and the changes in fair value of the contracts are recorded each period in current earnings.
     In addition, after the closing of the acquisition of Precision Energy Services and Precision Drilling International, we entered into a series of cross-currency swaps between the U.S. dollar and Canadian dollar to hedge certain exposures to the Canadian dollar created as a result of the acquisition. At September 30, 2009, we had notional amounts outstanding of $168 million. The estimated fair value of these contracts at September 30, 2009 resulted in an asset of $16 million. These derivative instruments were not designated as hedges and the changes in fair value of the contracts are recorded each period in current earnings.
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

     Our long-term borrowings that were outstanding at September 30, 2009 and December 31, 2008 subject to interest rate risk consisted of the following:

	September 30, 2009		December 31, 2008
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
		(In millions)
6.625% Senior Notes due 2011	$353	$377	$354	$330
5.95% Senior Notes due 2012	599	640	599	585
5.15% Senior Notes due 2013	511	525	511	463
4.95% Senior Notes due 2013	254	261	254	213
5.50% Senior Notes due 2016	358	361	349	306
6.35% Senior Notes due 2017	600	644	600	513
6.00% Senior Notes due 2018	498	528	498	456
9.625% Senior Notes due 2019	1,032	1,229	—	—
6.50% Senior Notes due 2036	596	599	596	495
6.80% Senior Notes due 2037	298	309	298	227
7.00% Senior Notes due 2038	498	536	498	394
9.875% Senior Notes due 2039	247	329	—	—
     We have various other long-term debt instruments of $22 million, but believe the impact of changes in interest rates in the near term will not be material to these instruments. Short-term borrowings of $1.0 billion at September 30, 2009 approximate fair value.
     As it relates to our variable rate debt, if market interest rates average 1% more for the remainder of 2009 than the rates as of September 30, 2009, interest expense for the remainder of 2009 would increase by approximately $3 million. This amount was determined by calculating the effect of the hypothetical interest rate on our variable rate debt. This sensitivity analysis assumes there are no changes in our capital structure.
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
     In August 2009, we entered into interest rate swap agreements to pay a variable interest rate and receive a fixed interest rate with an aggregate notional amount of $1.2 billion against its 5.15%, 5.50% and 9.625% Senior Notes. These agreements are designated as fair value hedges and are determined to be highly effective resulting in no net gain or loss recorded in the Condensed Consolidated Statements of Income as the changes in the fair values of the interest rate swaps will be offset by changes in fair values of the underlying debt. The aggregate fair value of the interest rate swaps at September 30, 2009 resulted in an asset of $48 million, with a corresponding increase to Long-term Debt on the accompanying Condensed Consolidated Balance Sheets.
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
ITEM 4. CONTROLS AND PROCEDURES
     At the end of the period covered by this Quarterly Report on Form 10-Q, the Company carried out an evaluation, under the supervision and with the participation of management, including the Chief Executive Officer (“CEO”) and the Chief Financial Officer (“CFO”), of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15 (e) and 15d-15 (e) under the Exchange Act). Based upon that evaluation, the Company’s CEO and CFO have concluded the Company’s disclosure controls and procedures are effective as of the end of the period covered by this report to ensure that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that information relating to the Company (including its consolidated subsidiaries) required to be disclosed is accumulated and communicated to management, including the CEO and CFO, to allow timely decisions regarding required disclosure. The Company’s management, including the CEO and CFO, identified no change in the Company’s internal control over financial reporting that occurred during the Company’s fiscal quarter ended September 30, 2009, that has materially affected, or is reasonably likely to materially affect, the Company’s internal controls over financial reporting.
PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
See Note 16 and 17 to our condensed consolidated financial statements included elsewhere in this report.
ITEM 1A. RISK FACTORS
     There have been no material changes during the nine months ended September 30, 2009 to the risk factors set forth in Part I, Item 1A in our Annual Report on Form 10-K for the year ended December 31, 2008 filed with the SEC on February 24, 2009, except that we have updated the risk factor titled “A terrorist attack could have a material and adverse effect on our business” to read as follows:
     A terrorist attack or act of political violence could have a material and adverse effect on our business.
     We operate in many dangerous countries, such as Iraq, in which acts of terrorism or political violence are a substantial and frequent risk. Such acts could result in kidnappings or the loss of life of our employees or contractors, a loss of equipment, which may or may not be insurable in all cases, or a cessation of business in an affected area. We cannot be certain that our security efforts will in all cases be sufficient to deter or prevent acts of political violence or terrorist strikes against our or our customers’ operations.

ITEM 2. UNREGISTERED SALES OF EQUITY IN SECURITIES AND USE OF PROCEEDS
     Recent Sales of Unregistered Securities
     On the dates listed below, in connection with acquisitions, we sold registered shares to the shareholders of the acquired company as consideration for the shares of the acquired company. The sale of our registered shares was exempt from registration under the Securities Act of 1933 pursuant to Section 4(2) of that act and pursuant to Regulation D and Regulation S promulgated under that act as a non-public sale to accredited investors and/or to non-U.S. persons outside the United States.

Date	No. of Shares
July 23, 2009	2,137,700
July 27, 2009	24,328,006
August 12, 2009	509,948
September 17, 2009	5,250,000
     In December 2005, our Board of Directors approved a share repurchase program under which up to $1 billion of our outstanding common shares (now registered shares) could be purchased. Future purchases of our registered shares can be made in the open market or privately negotiated transactions, at the discretion of management and as market conditions and our liquidity position warrant. During the quarter ended September 30, 2009, we did not purchase any of our registered shares.
     Purchase of Equity Securities by the Issuer
     Under our restricted share plan, employees may elect to have us withhold registered shares to satisfy minimum statutory federal, state and local tax withholding obligations arising on the vesting of restricted stock awards and exercise of options. When we withhold these shares, we are required to remit to the appropriate taxing authorities the market price of the shares withheld, which could be deemed a purchase of the registered shares by us on the date of withholding. During the quarter ended September 30, 2009, we withheld registered shares to satisfy these tax withholding obligations as follows:

Period	No. of Shares	Average Price
July 1 — July 31, 2009	102,277	$18.10
August 1 — August 31, 2009	7,112	18.45
September 1 — September 30, 2009	18,127	22.05

ITEM 6. EXHIBITS
(a)	Exhibits:

Exhibit
Number	Description

3.1	Articles of Association of Weatherford International Ltd. (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K (File No. 1-34258) filed September 17, 2009).

4.1	Registration Rights Agreement, dated as of September 16, 2009 between Weatherford International Ltd. and Integrity Energy International, LLC. (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K (File No. 1-34258) filed September 17, 2009).

10.1	Employment Agreement, dated as of July 21, 2009, between Weatherford International Ltd. and Peter T. Fontana (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 1-34258) filed July 22, 2009).

10.2	Employment Agreement, dated as of July 21, 2009, between Weatherford International, Inc. and Peter T. Fontana (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K (File No. 1-34258) filed July 22, 2009).

10.3	Indemnification Agreement, dated as of July 21, 2009, between Weatherford International Ltd. and Peter T. Fontana (incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K (File No. 1-34258) filed July 22, 2009).

*31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

**32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

**32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

**101	The following materials from Weatherford International Ltd.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2009, formatted in XBRL (Extensible Business Reporting Language):
(i) the unaudited Condensed Consolidated Balance Sheets, (ii) the unaudited Condensed Consolidated Statements of Income, (iii) the unaudited Condensed Consolidated Statement of Cash Flows, (iv) the unaudited Condensed Consolidated Statements of Comprehensive Income and (v) the notes to the condensed consolidated financial statements, tagged as blocks of text.

*	Filed with this Form 10-Q

**	Furnished with this Form 10-Q

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

Date: October 30, 2009