Form 10-K
period 2009-12-31
Weatherford International Ltd./Switzerland
filed 2010-03-01
CIK 1453090

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2009
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 1-34258

WEATHERFORD INTERNATIONAL LTD.
(Exact name of registrant as specified in its charter)

Switzerland (State or other jurisdiction of incorporation or organization)	98-0606750 (IRS Employer Identification No.)
4-6 Rue Jean-Francois Bartholoni, 1204 Geneva, Switzerland (Address of principal executive offices)	Not Applicable (Zip Code)

Registrant’s telephone number, including area code:
41.22.816.1500
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered

Registered Shares, par value 1.16 Swiss francs per share	New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act:
None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☑     No ☐

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes ☐     No ☑

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑     No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if and, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☑     No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act (Check one):

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐     No ☑

The aggregate market value of the voting stock held by nonaffiliates of the registrant as of June 30, 2009, was approximately $11 billion based upon the closing price on the New York Stock Exchange as of such date.

As of February 24, 2010, there were 738,353,813 shares of Weatherford registered shares, 1.16 Swiss francs par value per share, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Certain information called for by Items 10, 11, 12, 13 and 14 of Part III of this Annual Report on Form 10-K will be included in an amendment to this Form 10-K or incorporated by reference from the registrant’s definitive proxy statement for the annual meeting to be held on June 23, 2010.

Weatherford International Ltd.

Form 10-K for the Year Ended December 31, 2009

PART I

Item 1.	Business

Weatherford International Ltd. (NYSE:WFT) is one of the world’s leading providers of equipment and services used in the drilling, evaluation, completion, production and intervention of oil and natural gas wells. Many of our businesses, including those of our predecessor companies, have been operating for more than 50 years.

We were originally incorporated in Delaware in 1972 and moved our incorporation to Bermuda in 2002. In February 2009, we completed a share exchange transaction in which Weatherford International Ltd., a Bermuda exempted company (“Weatherford Bermuda”) became a wholly-owned subsidiary of Weatherford International Ltd., a Swiss joint stock corporation (“Weatherford Switzerland”) for purposes of changing the Company’s place of incorporation from Bermuda to Switzerland (collectively, the “Transaction”). Pursuant to the Transaction, each common share, par value U.S. $1.00 per share, of Weatherford Bermuda was exchanged for one registered share, par value 1.16 Swiss francs (“CHF”) per share, of Weatherford Switzerland.

When referring to Weatherford and using phrases such as “we” and “us,” our intent is to refer to Weatherford International Ltd. and its subsidiaries as a whole or on a regional basis, depending on the context in which the statements are made.

We operate in over 100 countries, which are located in nearly all of the oil and natural gas producing regions in the world. Our operational performance is segmented and reviewed on a geographic basis, and we report the following regions as reporting segments: (1) North America, (2) Latin America, (3) Europe/West Africa/the Former Soviet Union (“FSU”) and (4) Middle East/North Africa/Asia.

Our headquarters are located at 4-6 Rue Jean-Francois Bartholoni, 1204 Geneva, Switzerland and our telephone number at that location is 44.22.816.1500. Our Internet address is www.weatherford.com. General information about us, including our Corporate Governance Policies and charters for the committees of our board of directors, can be found on our Web site. On our Web site we make available, free of charge, our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act as soon as reasonably practicable after we electronically file or furnish them to the SEC. The public may read and copy any materials we have filed with the SEC at the SEC’s Public Reference Room at 100 F Street, NE, Room 1580, Washington, DC 20549. Information on the operation of the Public Reference Room may be obtained by calling the SEC at 1-800-SEC-0330. The SEC maintains an Internet site that contains our reports, proxy and information statements, and our other SEC filings. The address of that site is www.sec.gov.

The following is a summary of our business strategies and the markets we serve. We have also included a description of our products and services offered and our competitors. Segment financial information appears in “Item 8. Financial Statements and Supplementary Data — Notes to Consolidated Financial Statements — Note 19.”

Strategy

Our primary objective is to provide our shareholders with above-average returns on their investment through income growth.

Principal components of our strategy include:

•	Continuously improving the efficiency, productivity and quality of our products and services and their respective delivery in order to grow revenues and operating margins in all of our geographic markets at a rate exceeding underlying market activity;

•	Through a commitment to innovation and invention, developing and commercializing new products and services capable of meeting evolving needs of our customers; and

•	Further extending our global infrastructure in scope and scale at a level consistent with meeting customer demand for our products and services in an efficient manner.

Markets

We are a leading provider of equipment and services to the oil and natural gas exploration and production industry. Demand for our industry’s services and products depends upon the number of oil and natural gas wells being drilled, the depth and drilling conditions of wells, the number of well completions and the level of workover activity worldwide.

As a result of the maturity of the world’s oil and natural gas reservoirs, accelerating production decline rates and the focus on complex deepwater prospects, technology has become increasingly critical to the marketplace. Clients continue to seek, test and prove production-enabling technologies at an increasing rate. Technology is an important aspect of our products and services as it helps us provide our clients with more efficient tools to find and produce oil and natural gas. We have invested a substantial amount of our time and resources in building our technology offerings. We believe our products and services enable our clients to reduce their costs of drilling and production and/or increase production rates. Furthermore, these offerings afford us additional opportunities to sell our traditional core products and services to our clients.

Product Offerings

Our product offerings can be grouped into ten service lines: 1) artificial lift systems; 2) drilling services; 3) well construction; 4) drilling tools; 5) completion systems; 6) wireline and evaluation services; 7) re-entry and fishing; 8) stimulation and chemicals; 9) integrated drilling; and 10) pipeline and specialty services. The following discussion provides an overview of our various product offerings. With the exception of integrated drilling, our service line offerings are provided in all of our regional segments. Our integrated drilling service line is offered only outside of North America.

Artificial Lift Systems

Artificial lift systems are installed in oil wells and, to a lesser extent, natural gas wells that do not have sufficient reservoir pressure to raise the produced hydrocarbon to the surface. These systems supplement the natural reservoir pressures to produce oil or natural gas from the well. There are six principal types of artificial lift technologies used in the industry. With the exception of our electrical submersible pumps business, which we sold to an equity investment partner in January 2008, we are able to provide all forms of lift, including progressing cavity pumps, reciprocating rod lift systems, gas lift systems, hydraulic lift systems, plunger lift systems and hybrid lift systems. We also offer wellhead systems and production optimization.

Progressing Cavity Pumps — A progressing cavity pump (PCP) is a downhole pump driven by an above-ground electric motor system connected to it by a coupled rod or continuous rod string. PCPs are particularly useful in heavy-oil-producing basins around the world.

Reciprocating Rod Lift Systems — A reciprocating rod lift system is an artificial lift pumping system that uses an above-ground mechanical unit connected to a sucker rod and a downhole pump. It uses an up-and-down suction process to lift the oil from the reservoir.

Gas Lift Systems — Gas lift is a form of artificial lift that uses natural gas to lift oil in a producing reservoir to the surface. The process of gas lift involves the injection of natural gas into the well through an above-ground injection system and a series of downhole mandrels and gas lift valves in the production tubing string. The injected gas acts as the lifting agent for the oil. Gas lift systems are used primarily for offshore wells (including deepwater and ultra-deepwater) and for wells that have a high component of gas in the produced fluid or have a gas supply near the well.

Hydraulic Lift Systems — A hydraulic lift oil pumping system uses an above-ground surface power unit to operate a downhole hydraulic pump (jet or piston) to lift oil from the reservoir. Hydraulic pumps are well suited for wells with high volumes and low solids.

Plunger Lift Systems — Plunger lift is the only artificial lift method that requires no assistance from outside energy sources. The typical system consists of a plunger (or piston), top and bottom bumper springs, a lubricator and a surface controller. As the plunger travels to the surface, it creates a solid interface between the lifted gas below and produced fluid above to maximize lift energy. Plunger lift is a low-cost, easily maintained method of lift. It is particularly useful for dewatering gas wells and increasing production from wells with emulsion problems.

Hybrid Lift Systems — We offer a variety of hybrid artificial lift systems which are engineered for special applications and may incorporate two or more of the artificial lift methods described above.

Wellhead Systems — We offer a line of conventional wellhead equipment and valves manufactured to the latest API industry specifications and client requirements, including conventional surface wellheads through 20,000 psi; gate valves from 2,000 to 20,000 psi; complete wellhead systems (drill-through, multi-bowl, unitized and mud-line); and all the accessories and aftermarket services to go with them.

Production Optimization — Production optimization is the process of monitoring oil and natural gas fields, and interpreting the resulting data to inform production and reservoir management decisions. The ultimate goal is to assist operators in making better decisions that maximize profits through improved optimized well production and maximized reservoir recovery. The major benefits of production optimization are increased production with decreased operating costs resulting in increased bottom-line profits for producers.

Weatherford offers products for optimizing at the well, reservoir and field level. Both hardware and software are combined into solutions that fit the customer’s specific needs for optimizing production.

Well Optimization — For wellsite intelligence, we offer specific controllers for each type of artificial lift. These controllers contain computers with specific logic to control the well in response to changes in the reservoir, artificial-lift equipment or well completion. The desktop software provides advanced analytical tools that allow the operator to make changes by controlling the well directly or by changing the parameters that the controller is using to operate the well. In 2007, we enhanced our plunger lift controller and added a new variable speed drive for progressing cavity pumps (PCP), rod pumping, and electric submersible pumps (ESP).

Flow Measurement — Our Production Optimization group develops metering and software solutions to supply real-time production information to the operator, allowing accurate production measurements as a part of individual well and field optimization.

Field Optimization — We provide tools for optimizing workflow. These software tools assist the operator in tracking the operations needed for optimal field management. Tasks such as chemical injection, well workovers and allocation of injection gas can easily generate unnecessary expenses by inefficient prioritization of tasks, poor recordkeeping and lack of analysis of the effectiveness of the total field operations. The combination of our experienced consultants and advanced software tools help the operator optimize operations for entire fields.

Heavy-oil Production Optimization Equipment — We provide mechanical production treators and sand management systems to improve heavy-oil flow to and separation in sit-storage tanks. Sands removed from the storage tanks can be used as environmentally friendly, field-road base material without any special treatment or processing.

Drilling Services

These capabilities include directional drilling, Controlled Pressure Drilling® (CPD®) & Well Testing, drilling-with-casing (DwCtm) and drilling-with-liner (DwLtm) systems and surface logging systems.

Directional drilling involves the personnel, equipment and engineering required to actively control the direction of a wellbore and its eventual optimal position in the target reservoir. Directional drilling allows drilling of multiple wells from a single offshore platform or a land-based pad site. It also allows drilling of horizontal wells and penetration of multiple reservoir pay zones from a single wellbore. We supply a range of specialized, patented equipment for directional drilling, and real-time wellbore logging, including:

•	Measurement while drilling (MWD) and logging while drilling (LWD) — MWD and LWD measure, respectively, wellbore trajectory and formation properties, in real time, while the well is being drilled, to enable it to be steered into its optimum position.

•	Rotary steerable systems (RSS) — These systems allow control of wellbore trajectory while drilling at the surface with continuous rotation of the drillstring at the surface. RSS technology is crucial for enabling long, step-out, directional wells and for reducing completion-running complications resulting from abrupt small-scale hole-angle changes caused by conventional drilling methods.

•	Directional drilling services — These services include surveying, design and operational support for directional and horizontal drilling and performance drilling in vertical wells; products include drilling motors and other associated equipment, software and expertise required to deliver the well on target as efficiently as possible.

Our directional drilling capabilities are supported by our engineering facilities in Houston and other locations globally, which house and support qualified engineers, scientists and technicians, all focused on developing technologies for the MWD/LWD and directional drilling markets, both land based and offshore.

Controlled Pressure Drilling® (CPD®) — Weatherford’s CPD offerings are provided through three techniques: 1) Managed Pressure Drilling, 2) Underbalanced Drilling and 3) Air Drilling.

•	Managed Pressure Drilling (MPD) — This technique provides an advanced form of primary well control, using a closed, pressurized fluid system that more precisely controls the wellbore pressure profile than mud weight adjustments alone. The main objective of MPD is to optimize drilling processes by decreasing non-productive time and mitigating drilling hazards.

•	Underbalanced Drilling (UBD) — This technique is used in development, exploration and mature field applications to minimize formation damage and maximize productivity. UBD is drilling with bottomhole pressure that is maintained below reservoir pressure to intentionally invite fluid influx. This technique permits the reservoir to flow while drilling takes place, thereby improving well productivity by protecting the formation from damage by the drilling fluids.

•	Air Drilling — This technique applies reduced density fluid systems to drill sub-hydrostatically. Air drilling is used primarily in hard rock applications to reduce drilling costs by increasing the rate of penetration.

A full range of downhole equipment, such as high temperature motors, wireline steering tools, drillpipe, air rotary hammer drills, casing exit systems, downhole deployment valves and downhole data acquisition equipment, make our product offerings unique.

Well Testing — Well testing uses specialized equipment and procedures to obtain essential information about oil and gas wells after the drilling process has been completed. Typical information derived may include reservoir performance, reservoir pressure, formation permeability, formation porosity and formation fluid composition.

A related application is our separation business, which supplies personnel and equipment on a wellsite to recover a mixture of solids, liquids and gases from oil and gas wells. These services are used during drilling, after stimulation or after re-completion to clean up wells. The operator requires that a well be properly cleaned before undertaking a well test to ensure that the true deliverability of the well is attained and that debris and spent stimulation chemicals do not ultimately flow to the process plant.

Drilling-with-casing and drilling-with-liner systems - These systems allow operators to simultaneously drill and case oil and natural gas wells. Our DwC and DwL techniques eliminate downhole complexity, reducing expensive rig modifications and the number of trips downhole. Consequently, drilling hazards are mitigated, well construction is simplified, and productivity can be improved when drilling through the reservoir.

Surface Logging Systems — Often referred to as mud logging, this is a well-site service that uses fluid and gas samples along with drilling cuttings to evaluate the geology and geo chemistry of the formation as it is being drilled. The derived data and interpretation is used to help geologists and drillers ensure that the well is placed in the most productive formation to maximize ultimate well productivity.

Well Construction

This grouping includes the primary services and products required to construct a well and spans tubular running services, cementation tools, liner systems, solid tubular expandable technologies and aluminum alloy tubular products.

Tubular Running Services — These services consist of a wide variety of tubular connection and installation services for the drilling, completion and workover of an oil or natural gas well. We provide tubular handling, preparation, inspection and wellsite installation services from a single source. We offer a suite of products and services for improving rig floor operations by reducing personnel exposure, increasing operational efficiency and improving safety. We also specialize in critical-service installations where operating conditions, such as downhole environments and/or metallurgical characteristics, call for specific handling technology.

Cementation Tools — Cementing operations comprise one of the most expensive phases of well completion. We produce specialized equipment that allows operators to centralize the casing throughout the wellbore and control the displacement of cement and other fluids. Our cementing engineers also analyze complex wells and provide recommendations to help optimize cementing results.

Liner Systems — Liner hangers allow suspension of strings of casing within a wellbore without the need to extend the casing to the surface. Most directional wells include one or more liners to optimize casing programs. We offer both drilling and production liner hangers. Drilling liners are used to isolate areas within the well during drilling operations. Production liners are used in the producing area of the well to support the wellbore and to isolate various sections of the well.

Solid Tubular Expandable Technologies — Proprietary expandable tools are being developed for downhole solid tubular applications in well remediation, well completion and well construction. Our solid tubular expandable products include the MetalSkin® line and the HydraSkintm System, MetalSkin systems are used for well cladding to shut off zones, retro-fit corroded sections of casing and strengthen existing casing. MetalSkin open-hole clad systems are used for controlling drilling hazards such as unwanted fluid loss or influx and as slim-bore drilling liners. Slim-bore and, ultimately, monobore liner systems are designed to allow significant cost reductions by reducing consumables for drilling and completion of wells, allowing use of smaller rigs and reducing cuttings removal needs. The benefits are derived because of the potential of expandable technologies to significantly reduce or eliminate the reverse-telescoping architecture inherent in traditional well construction. The HydraSkin system is a hydraulic bottom-up expansion system that can be used for increased diameter efficiency in either planned or contingency operations.

Aluminum Alloy Tubular Products — We design and manufacture aluminum alloy (AA) tubular goods for drilling, production and completion. Unique physical and mechanical properties of aluminum alloys provide a number of benefits, especially superior corrosion resistance in various aggressive environments and enhanced strength-to-weight ratio, resulting in better drilling performance. Products range from Aluminum Alloy Drill Pipe, which is used in most drilling applications, but especially recommended for ultra deep and extended reach wells and rigs with limited load capacity, to drillpipe risers designed for drilling, production and completion operations. These large diameter products possess high strength and significant corrosion resistance properties essential in aggressive environments, such as deepwater wells.

Drilling Tools

We design and manufacture patented tools, including our drilling jars, rotating control devices and other pressure-control equipment used in drilling oil and natural gas wells. We also offer a broad selection of in-house or third-party manufactured equipment for the drilling, completion and workover of oil and natural gas wells. We offer these proprietary and nonproprietary drilling tools to our clients — primarily operators and drilling contractors — on a rental basis, allowing the clients to use unique equipment to improve drilling efficiency without the cost of holding that equipment in inventory.

Our drilling tools include the following:

•	Drillpipe and related drillstem tools, drill collars, heavyweight pipe and drilling jars;

•	Downhole tools;

•	Pressure-control equipment such as blowout preventers, high-pressure valves, accumulators, adapters and choke-and-kill manifolds; and

•	Tubular handling equipment such as elevators, spiders, slips, tongs and kelly spinners.

Completion Systems

We offer our clients a comprehensive line of completion tools and sand screens. These products and services include the following:

Completion Tools — These tools are incorporated into the tubing string used to transport hydrocarbons from the reservoir to the surface. We offer a wide range of devices for enhancing the safety and functionality of the production string, including permanent and retrievable packer systems, subsurface safety systems, flow control systems and tool strings, specialized downhole isolation valves and associated servicing equipment. Over the past decade, we have evolved our portfolio from one of basic cased-hole commodity products to one that focuses more heavily on premium offerings for deepwater and high-pressure/high-temperature environments.

Sand Screens — Sand production often results in premature failure of artificial-lift and other downhole and surface equipment and can obstruct the flow of oil and natural gas. To remedy this issue, we provide two different sand screen approaches: conventional and expandable.

•	Conventional sand screens — These products are used in the fluid-solid separation processes and have a variety of product applications. Our primary application of well screens is for the control of sand in unconsolidated formations. We offer premium, pre-pack and wire-wrap sand screens. We also offer a FloRegtm line of inflow control devices that balance horizontal wellbore production, ultimately maximizing reservoir drainage. We also operate the water well and industrial screen business of Johnson Screens. Served markets include water well, petrochemical, wastewater treatment and surface water intake, mining and general industrial applications.

•	Expandable Sand Screens (ESS) — Our ESS® systems are proprietary step-change sand-control devices that reduce cost and improve production. An ESS system consists of three layers, including slotted base pipe, filtration screens and an outer protective shroud. The system can be expanded using a fixed cone and/or compliantly using our proprietary axial and rotary expansion system. This system aids productivity because it stabilizes the wellbore, prevents sand migration and has a larger inner diameter. ESS technology can replace complex gravel-packing techniques in many sand-control situations.

Reservoir Optimization — Our intelligent completion technology (ICT) uses downhole optical and electronic sensing to allow operators to remotely monitor the downhole pressure, temperature, flow rate, phase fraction and seismic activity of each well and the surrounding reservoir. This advanced monitoring capability allows the operator to monitor the reaction of the reservoir to the production of the well. Combining this monitoring with multiple-zone downhole flow control allows field pressure management and shutoff of unwanted flows of water or gas.

Wireline and Evaluation Services

Wireline and evaluation services, in concert with surface logging systems and LWD, form a data acquisition and interpretation capability that enables clients with an integrated approach to formation evaluation and reservoir characterization. Open-hole wireline services and logging while drilling compliment laboratory-derived analysis of core and reservoir fluid samples. When combined with geosciences consulting, this integrated capability provides the data and interpretation to reduce reservoir uncertainty and ultimately optimize production and maximize recovery.

Wireline services — Wireline services measure the physical properties of underground formations to help determine the location and potential deliverability of oil and gas from a reservoir. Wireline services are provided from surface logging units, which lower tools and sensors into the wellbore mainly on a single or multiple conductor wireline.

The provision of wireline and associated interpretation services is divided into four categories: open hole wireline, geoscience services, cased hole wireline and slickline services:

•	Open Hole Wireline — This service helps locate oil and gas by measuring certain characteristics of geological formations and providing permanent records called “logs.” Open hole logging can be performed at different intervals during the well drilling process or immediately after a well is drilled. The logging data provides a valuable benchmark to which future well management decisions may be referenced. The open hole sensors are used to determine well lithology and the presence of hydrocarbons. Formation characteristics such as resistivity, density and porosity are measured using electrical, nuclear, acoustic, magnetic and mechanical technologies.

The formation characteristics are then used to characterize the reservoir and describe it in terms of porosity, permeability, oil, gas or water content and an estimation of productivity. Wireline services can relay this information from the wellsite on a real-time basis via a secure satellite transmission network and secure Internet connection to the client’s office for faster evaluation and decision making.

•	Geoscience Services — This capability, consisting of geologists, geophysicists, and drilling, completion, production and reservoir engineers, serves as the interpretive bridge across diverse data sources to support client efforts to maximize their oil and gas assets for the life of the well — from well planning through drilling, evaluation, completion, production, intervention and, finally, abandonment.

Major computing centers in Calgary and Houston, along with branches in Europe, the Middle East, Latin America and Asia Pacific, use the latest technology to deliver data to our clients — from real-time (LWD) “geosteering” for critical well placement decisions to ongoing reservoir monitoring with permanent “intelligent completion” sensors. We provide advanced reservoir solutions by incorporating open hole, cased hole and production data.

•	Cased Hole Wireline — This service is performed at various times throughout the life of the well and includes perforating, completion logging, production logging and casing integrity services. Perforating creates the flow path between the reservoir and the wellbore. Production logging can be performed throughout the life of the well to measure temperature, fluid type, flow rate, pressure and other reservoir characteristics. In addition, cased hole services may involve wellbore diagnostics and remediation, which could include the positioning and installation of various plugs and packers to maintain production or repair well problems, and casing inspection for internal or external abnormalities in the casing string.

•	Slickline Services — This service uses a solid steel or braided nonconductor line, in place of a single or multiple conductor braided line used in electric logging, to run downhole memory tools, manipulate downhole production devices and provide fishing services primarily in producing wells.

Integrated Evaluation Services  — These services help clients plan the development of new and existing oil and gas production fields. Specifically, a global network of laboratories provide support in terms of fluid and reservoir characterization, specialized core and fluid testing, enhanced oil recovery, rock strength and characterization, sour richness and maturity, sorption properties assessment and reservoir flow studies.

Re-entry and Fishing

Our re-entry, fishing and thru-tubing services help clients repair wells that have mechanical problems or that need work to prolong production of oil and natural gas reserves.

Re-entry Services — Our re-entry services include casing exit services and advanced multilateral systems. Conventional and advanced casing exit systems allow sidetrack and lateral drilling solutions for clients who either cannot proceed down the original well track or want to drill lateral wells from the main or parent wellbore.

Fishing Services — Fishing services are provided through teams of experienced fishing tool supervisors and a comprehensive line of fishing and milling tools. Our teams provide conventional fishing services, such as removing wellbore obstructions, including stuck or dropped equipment, tools, drillstring components and other debris, that have been lost downhole unintentionally during the drilling, completion or workover of new and old wells. Specialty fishing tools required in these activities include fishing jars, milling tools, casing cutters, overshots and spears. Our Fishing Services business unit also provides well patches and extensive plug-and-abandonment products.

Thru-tubing Services — Thru-tubing services are used in well re-entry activity to allow operators to perform complex drilling, completion and cementing activities from existing wellbores without removing existing production systems. We provide a full range of thru-tubing services and products, including drilling motors, casing exits, fishing and milling, zonal isolation packers and other well remediation services.

Stimulation and Chemicals

We offer our clients advanced chemical technology and services for safer and more effective production enhancement. These products and services include the following:

Fracturing Technologies — Hydraulic reservoir fracturing is a stimulation method routinely performed on oil and natural gas wells in low-permeability reservoirs to increase productivity and oil and gas recovery. Our offerings include the latest in equipment design and technology.

Coiled Tubing Technologies — Our services include a line of equipment designed with the latest technology to ensure effective results during operations that require coiled tubing intervention. Offerings include coiled tubing units, appropriate crane trucks and nitrogen tanks and pumpers (trailer or skid formats).

Cement Services — Includes CHEMVIEW and CHEMPRO software to analyze each job to ensure the best application for each situation. Our new fleet of cement pumping equipment includes high-horsepower pump trailers, batch mixers, two-pod blended cement trailers and a four-pod sand storage trailer; all with the latest in technology and design features for improved operation and performance.

Chemical Systems — Our Engineered Chemistry® business combines proprietary chemical solutions with internally developed oilfield equipment technologies. Our high-performance chemistry solutions include: customized chemical solutions for drilling, completion, production, intervention, refining, water treatment as well as many industrial processes; a total service package (product selection, application and optimization); and precise formulations and multi-functional chemical formulations that include the only formulas certified for capillary injection.

Drilling Fluids — Our drilling fluids service line is engaged in the provision of drilling fluids, completion fluids and other related services. The main functions of drilling fluids include providing hydrostatic pressure to prevent formation fluids from entering into the well bore, keeping the drill bit cool and clean during drilling, carrying out drill cuttings and suspending the drill cuttings while drilling is paused and the drilling assembly is brought in and out of the hole. We also provide waste management services which separate and manage drill cuttings produced by the drilling process. Drill cuttings are usually contaminated with petroleum or drilling fluids, and must be disposed of in an environmentally safe manner.

Integrated Drilling

We have the ability to offer project management services to our clients, in which we provide a number of products and services needed to drill and complete a well, including the rig. All of our land drilling rigs are located outside of North America.

Pipeline and Specialty Services

We provide a range of services used throughout the life cycle of pipelines and process facilities, onshore and offshore. Our pipeline group can meet all the requirements of the pipeline, process, industrial and energy markets worldwide. We also can provide any service (or package of services) carried out on permanently installed client equipment that involves inspecting, cleaning, drying, testing, improving production, running or establishing integrity from the wellhead out.

Other Business Data

Competition

We provide our products and services worldwide, and compete in a variety of distinct segments with a number of competitors. Our principal competitors include Baker Hughes, BJ Services, Halliburton, Schlumberger and Smith International. We also compete with various other regional suppliers that provide a limited range of equipment and services tailored for local markets. Competition is based on a number of factors, including performance, safety, quality, reliability, service, price, response time and, in some cases, breadth of products.

Raw Materials

We purchase a wide variety of raw materials as well as parts and components made by other manufacturers and suppliers for use in our manufacturing. Many of the products sold by us are manufactured by other parties. We are not dependent on any single source of supply for any of our raw materials or purchased components.

Customers

Our principal customers consist of major and independent oil and natural gas producing companies. Revenue from Petroleos Mexicanos (“Pemex”) accounted for approximately 13% of our revenues during 2009 and no other individual customer accounted for more than 10% of our consolidated revenues. During 2008 and 2007, there was no individual customer who accounted for more than 10% of our consolidated revenues.

Research and Development and Patents

We maintain world-class technology and training centers throughout the world. Our 34 research, development and engineering facilities are focused on improving existing products and services and developing new technologies to meet customer demands for improved drilling performance and enhanced reservoir productivity. Our expenditures for research and development totaled $195 million in 2009, $193 million in 2008 and $169 million in 2007.

As many areas of our business rely on patents and proprietary technology, we seek patent protection both inside and outside the U.S. for products and methods that appear to have commercial significance. In the U.S., we currently have 1,229 patents issued and over 463 pending. We have 2,470 patents issued in international jurisdictions and over 1,255 pending. We amortize patents over the years expected to be benefited, ranging from three to 20 years.

Although in the aggregate our patents are important to the manufacturing and marketing of many of our products and services, we do not believe that the loss of any one of our patents would have a material adverse effect on our business.

Seasonality

Weather and natural phenomena can temporarily affect level of demand for our products and services. Spring months in Canada and winter months in the North Sea and Russia tend to affect operations negatively. In the summers of 2005 and 2008, the Gulf of Mexico suffered an unusually high number of hurricanes that adversely impacted our operations. In addition, unfavorable weather conditions in Mexico could reduce our operations and revenues from that area. The widespread geographical locations of our operations serve to mitigate the impact of the seasonal nature of our business.

Federal Regulation and Environmental Matters

Our operations are subject to federal, state and local laws and regulations relating to the energy industry in general and the environment in particular.

Our 2009 expenditures to comply with environmental laws and regulations were not material, and we currently do not expect the cost of compliance with environmental laws and regulations for 2010 to be material.

Employees

At December 31, 2009, we employed approximately 52,000 employees. Certain of our operations are subject to union contracts. These contracts cover approximately two percent of our employees. We believe that our relationship with our employees is generally satisfactory.

Forward-Looking Statements

This report, as well as other filings made by us with the Securities and Exchange Commission (“SEC”), and our releases issued to the public contain various statements relating to future results, including certain projections and business trends. We believe these statements constitute “Forward-Looking Statements” as defined in the Private

Securities Litigation Reform Act of 1995. These forward-looking statements generally are identified by the words “believe,” “project,” “expect,” “anticipate,” “estimate,” “intend,” “strategy,” “plan,” “may,” “should,” “will,” “would,” “will be,” “will continue,” “will likely result,” and similar expressions, although not all forward-looking statements contain these identifying words.

From time to time, we update the various factors we consider in making our forward-looking statements and the assumptions we use in those statements. However, we undertake no obligation to publicly update or revise any forward-looking events or circumstances that may arise after the date of this report. The following sets forth the various assumptions we use in our forward-looking statements, as well as risks and uncertainties relating to those statements. Certain of the risks and uncertainties may cause actual results to be materially different from projected results contained in forward-looking statements in this report and in our other disclosures. These risks and uncertainties include, but are not limited to, the following:

•	Global political, economic and market conditions could affect projected results. Our operating results and the forward-looking information we provide are based on our current assumptions about oil and natural gas supply and demand, oil and natural gas prices, rig count and other market trends. Our assumptions on these matters are in turn based on currently available information, which is subject to change. The oil and natural gas industry is extremely volatile and subject to change based on political and economic factors outside our control. Worldwide drilling activity, as measured by average worldwide rig counts, increased in each year from 2002 to 2008. However, activity began declining in the fourth quarter of 2008, particularly in North America. The weakened global economic climate has resulted in lower demand and lower prices for oil and natural gas, which has reduced drilling and production activity, which has in turn resulted in lower than expected revenues and income in 2009 and may affect our future revenues and income. Our projections assume that the decline in North America rig activity reached its trough during 2009. However, we are not certain as to the timing of the recovery in activity. We cannot accurately predict how much lower commodity prices and drilling activity may go, or when they may recover. Worldwide drilling activity and global demand for oil and natural gas may also be affected by changes in governmental policies and debt loads, laws and regulations related to environmental or energy security matters, including those addressing alternative energy sources and the risks of global climate change. We have assumed global demand will continue to be down in 2010 compared to 2008 and only slightly up compared to 2009. In 2010, worldwide demand may be significantly weaker than we have assumed.

•	We may be unable to recognize our expected revenues from current and future contracts. Our customers, many of whom are national oil companies, often have significant bargaining leverage over us and may elect to cancel or revoke contracts, not renew contracts, modify the scope of contracts or delay contracts, in some cases preventing us from realizing expected revenues and/or profits. Our projections assume that our customers will honor the contracts we have been awarded and that those contracts and the business that we believe is otherwise substantially firm will result in anticipated revenues in the periods for which they are scheduled.

•	Currency fluctuations could have a material adverse financial impact on our business. A material change in currency rates in our markets, including the devaluation of the Venezuelan Bolivar (See Item 7A. Quantitative and Qualitative Disclosure About Market Risk) could affect our future results as well as affect the carrying values of our assets. World currencies have been subject to much volatility. As we are not able to predict changes in currency valuations, our forward-looking statements assume no material impact from future changes in currency exchange rates.

•	Our ability to manage our workforce could affect our projected results. In a climate of decreasing demand, we are faced with managing our workforce levels to control costs without impairing our ability to provide service to our customers. Our forward-looking statements assume we will be able to do so.

•	Increases in the prices and availability of our raw materials could affect our results of operations. We use large amounts of raw materials for manufacturing our products. The price of these raw materials has a significant impact on our cost of producing products for sale or producing fixed assets used in our business. We have assumed that the prices of our raw materials will remain within a manageable range and will be readily available. If we are unable to obtain necessary raw materials or if we are unable to minimize the impact of increased raw material costs or to realize the benefit of cost decreases in a timely fashion through our supply chain initiatives or pricing, our margins and results of operations could be adversely affected.

•	Our ability to manage our supply chain could affect our projected results. We have undertaken efforts to improve our supply chain, invoicing and collection processes and procedures. These undertakings include costs, which we expect will result in long-term benefits of our business processes. Our forward-looking statements assume we will realize the benefits of these efforts.

•	Our long-term growth depends upon technological innovation and commercialization. Our ability to deliver our long-term growth strategy depends in part on the commercialization of new technology. A central aspect of our growth strategy is to improve our products and services through innovation, to obtain technologically advanced products through internal research and development and/or acquisitions, to protect proprietary technology from unauthorized use and to expand the markets for new technology by leveraging our worldwide infrastructure. The key to our success will be our ability to commercialize the technology that we have acquired and demonstrate the enhanced value our technology brings to our customers’ operations. Our major technological advances include, but are not limited to, those related to controlled pressure drilling and testing systems, expandable solid tubulars, expandable sand screens and intelligent well completion. Our forward-looking statements have assumed successful commercialization of, and above-average growth from, these new products and services, as well as legal protection of our intellectual property rights.

•	Nonrealization of expected benefits from our redomestication could affect our projected results. We operate through our various subsidiaries in numerous countries throughout the world including the United States. During the first quarter of 2009, we completed a transaction in which our former parent Bermuda company became a wholly-owned subsidiary of Weatherford International Ltd., a Swiss joint-stock corporation, and holders of common shares of the Bermuda company received one registered share of the Swiss company in exchange for each common share that they held. Consequently, we are or may become subject to changes in tax laws, treaties or regulations or the interpretation or enforcement thereof in the U.S., Bermuda, Switzerland or any other jurisdictions in which we or any of our subsidiaries operates or is resident. Our income tax expense is based upon our interpretation of the tax laws in effect in various countries at the time that the expense was incurred. If the U.S. Internal Revenue Service or other taxing authorities do not agree with our assessment of the effects of such laws, treaties and regulations, this could have a material adverse effect on us including the imposition of a higher effective tax rate on our worldwide earnings or a reclassification of the tax impact of our significant corporate restructuring transactions.

•	Nonrealization of expected benefits from our acquisitions could affect our projected results. We expect to gain certain business, financial and strategic advantages as a result of business acquisitions we undertake, including synergies and operating efficiencies. Our forward-looking statements assume that we will successfully integrate our business acquisitions and realize the benefits of those acquisitions.

•	The downturn in our industry could affect the carrying value of our goodwill. As of December 31, 2009, we had approximately $4.2 billion of goodwill. Our estimates of the value of our goodwill could be reduced in the future as a result of various factors, including market factors, some of which are beyond our control. Our forward-looking statements do not assume any future goodwill impairment. Any reduction in the fair value of our businesses may result in an impairment charge and therefore adversely affect our results.

•	Adverse weather conditions in certain regions could adversely affect our operations. In the summers of 2005 and 2008, the Gulf of Mexico suffered several significant hurricanes. These hurricanes and associated hurricane threats reduced the number of days on which we and our customers could operate, which resulted in lower revenues than we otherwise would have achieved. In parts of 2006, and particularly in the second quarters of 2007 and 2008, climatic conditions in Canada were not as favorable to drilling as we anticipated, which limited our potential results in that region. Similarly, unfavorable weather in Russia, Mexico and in the North Sea could reduce our operations and revenues from that area during the relevant period. Our forward-looking statements assume weather patterns in our primary areas of operations will be conducive to our operations.

•	U.S. Government and internal investigations could affect our results of operations. We are currently involved in government and internal investigations involving various of our operations. These investigations are not yet resolved, and we cannot anticipate the timing, outcome or possible impact of the ultimate resolution of these investigations, financial or otherwise. The governmental agencies involved in these investigations have a broad range of civil and criminal penalties they may seek to impose against corporations and individuals for violations of trading sanctions laws, the Foreign Corrupt Practices Act and other federal statutes including, but not limited to, injunctive relief, disgorgement, fines, penalties and modifications to business practices and compliance programs. In recent years, these agencies and authorities have entered into agreements with, and obtained a range of penalties against, several public corporations and individuals in similar investigations, under which civil and criminal penalties were imposed, including in some cases fines and other penalties and sanctions in the tens and hundreds of millions of dollars. These agencies likely will seek to impose penalties of some amount against us for past conduct, but the ultimate amount of any penalties we may pay currently cannot be reasonably estimated. Under trade sanctions laws, the U.S. Department of Justice may also seek to impose modifications to business practices, including immediate cessation of all business activities in specific countries or other limitations that decrease our business, and modifications to compliance programs, which may increase compliance costs. Any injunctive relief, disgorgement, fines, penalties, sanctions or imposed modifications to business practices resulting from these investigations could adversely affect our results of operations. Additionally, during 2008, we incurred $56 million for costs in connection with our exit from certain sanctioned countries and, to date, we have incurred $106 million for legal and professional fees in connection with complying with and conducting these on-going investigations. This amount excludes the costs we have incurred to augment and improve our compliance function in 2008 and 2009. We may have additional charges related to these matters in future periods, which costs may include labor claims, contractual claims, penalties assessed by customers, and costs, fines, taxes and penalties assessed by the local governments, but we cannot quantify those charges or be certain of the timing of them.

•	Failure in the future to ensure ongoing compliance with certain laws could affect our results of operations. In 2009, we substantially augmented our compliance infrastructure with increased staff and more rigorous policies, procedures and training of our employees regarding compliance with applicable anti-corruption laws, trade sanctions laws and import/export laws. As part of this effort, we now undertake audits of our compliance performance in various countries. Our forward-looking statements assume that our compliance efforts will be successful and that we will comply with our internal policies and applicable laws regarding these issues. Our failure to do so could result in additional enforcement action in the future.

•	Political disturbances, war, or terrorist attacks and changes in global trade policies could adversely impact our operations. We operate in over 100 countries, and as such are at risk of various types of political activities, including acts of insurrections, war, terrorism, nationalization of assets and changes in trade policies. We have assumed there will be no material political disturbances or terrorist attacks and there will be no material changes in global trade policies that affect our business. Any further military action undertaken by the U.S. or other countries or political disturbances in the countries in which we conduct business could adversely affect our results of operations.

•	Current turmoil in the credit markets may reduce our access to capital or reduce the availability of financial risk-mitigation tools. The worldwide credit markets have experienced turmoil and uncertainty since mid-2008. Our forward-looking statements assume that the financial institutions that have committed to extend us credit will honor their commitments under our credit facilities. If one or more of those institutions becomes unwilling or unable to honor its commitments, our access to liquidity could be impaired and our cost of capital to fund growth could further increase. We use interest-rate and foreign-exchange swap transactions with financial institutions to mitigate certain interest-rate and foreign-exchange risks associated with our capital structure and our business. Our forward-looking statements assume that those tools will continue to be available to us. However, the failure of any counter party to honor a swap agreement could reduce the availability of these financial risk-mitigation tools or could result in the loss of expected financial benefits. In response to credit market conditions and the global economic and business environment, we have undertaken measures to reduce our use of capital going forward. Our forward-looking statements assume that we will operate with lower capital expenditures in 2010 than in 2009. However, as the business climate

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

Item 1A.	Risk Factors

An investment in our common shares involves various risks. When considering an investment in our company, you should consider carefully all of the risk factors described below, the matters discussed on the foregoing pages under “Business-Forward-Looking Statements”, as well as other information included and incorporated by reference in this report.

We have significant operations that would be adversely impacted in the event of war, political disruption, civil disturbance, economic and legal sanctions or changes in global trade policies.

Like most multinational oilfield service companies, we have operations in certain international areas, including parts of the Middle East, Africa, Latin America, the Asia Pacific region and the FSU, that are subject to risks of war, political disruption, civil disturbance, economic and legal sanctions (such as restrictions against countries that the U.S. government may deem to sponsor terrorism) and changes in global trade policies. Our operations may be restricted or prohibited in any country in which the foregoing risks occur.

In particular, the occurrence of any of these risks could result in the following events, which in turn, could materially and adversely impact our results of operations:

•	disruption of oil and natural gas exploration and production activities;

•	restriction of the movement and exchange of funds;

•	our inability to collect receivables;

•	enactment of additional or stricter U.S. government or international sanctions; and

•	limitation of our access to markets for periods of time.

We are involved in several governmental and internal investigations, which are costly to conduct, have resulted in a loss of revenue and may result in substantial financial penalties.

We are currently involved in government and internal investigations involving various areas of our operations.

Until 2003, we participated in the United Nations oil-for-food program governing sales of goods and services into Iraq. The U.S. Department of Justice (“DOJ”) and the SEC have undertaken investigations of our participation in the oil-for-food program and have subpoenaed certain documents in connection with these investigations. We have cooperated fully with these investigations. We have retained legal counsel, reporting to our audit committee, to investigate this matter. These investigations are not yet resolved, and we cannot anticipate the timing, outcome or possible impact of the ultimate resolution of the investigations, financial or otherwise.

The U.S. Department of Commerce, Bureau of Industry & Security, Office of Foreign Assets Control (“OFAC”), DOJ and SEC have undertaken investigations of allegations of improper sales of products and services by the Company and its subsidiaries in certain sanctioned countries. We have cooperated fully with this investigation. We have retained legal counsel, reporting to our audit committee, to investigate these matters and to cooperate fully with these agencies. This investigation is not yet resolved, and we cannot anticipate the timing, outcome or possible impact of the ultimate resolution of the investigation, financial or otherwise.

In light of this investigation and of the current U.S. and foreign policy environment and the inherent uncertainties surrounding these countries, we decided in September 2007 to direct our foreign subsidiaries to discontinue doing business in countries that are subject to comprehensive U.S. economic and trade sanctions, specifically Cuba, Iran, and Sudan, as well as Syria. Effective September 2007, we ceased entering into any new contracts in these countries and began an orderly discontinuation and winding down of our existing business in these sanctioned countries. Effective March 31, 2008, we substantially completed our winding down of business in these countries. We can complete the withdrawal process only pursuant to licenses issued by OFAC. Our remaining activities in Iran, Sudan and Syria include ongoing withdrawal activities such as attempts to collect accounts receivable, attempts to settle tax liabilities or legal claims and attempts to recover or liquidate assets, including equipment and funds. Certain of our subsidiaries continue to conduct business in countries such as Myanmar that are subject to more limited U.S. trading sanctions.

The DOJ and SEC are investigating the embezzlement of approximately $175,000 at a European subsidiary and the possible improper use of these funds, including possible payments to government officials in Europe, during the period from 2000 to 2004, and our compliance with the Foreign Corrupt Practices Act (“FCPA”) and other laws worldwide. We have retained legal counsel, reporting to our audit committee, to investigate these matters and to cooperate fully with the DOJ and SEC. As part of our investigations, we have uncovered potential violations of U.S. law in connection with activities in West Africa. These investigations are not yet resolved, and we cannot anticipate the timing, outcome or possible impact of the ultimate resolution of the investigations, financial or otherwise.

The DOJ, SEC and other agencies and authorities have a broad range of civil and criminal penalties they may seek to impose against corporations and individuals for violations of trade sanctions laws, the FCPA and other federal statutes including, but not limited to, injunctive relief, disgorgement, fines, penalties and modifications to business practices and compliance programs. In recent years, these agencies and authorities have entered into agreements with, and obtained a range of penalties against, several public corporations and individuals in similar investigations, under which civil and criminal penalties were imposed, including in some cases fines and other penalties and sanctions in the tens and hundreds of millions of dollars. These agencies are seeking to impose penalties against us for past conduct, but the ultimate amount of any penalties we may pay currently cannot be reasonably estimated. Under trade sanctions laws, the DOJ may also seek to impose modifications to business practices, including immediate cessation of all business activities in specific countries or other limitations that decrease our business, and modifications to compliance programs, which may increase compliance costs. Any injunctive relief, disgorgement, fines, penalties, sanctions or imposed modifications to business practices resulting from these investigations could adversely affect our results of operations. In addition, our activities in sanctioned countries, such as Sudan and Iran, could result in certain investors, such as government sponsored pension funds, divesting or not investing in our registered shares. Based on available information, we cannot predict what, if any, actions the DOJ, SEC or other authorities will take in our situation or the effect any such actions will have on our consolidated financial position or results of operations. To the extent we have violated trade sanctions laws, the FCPA, or other laws or regulations, fines and other penalties may be imposed. Because these matters are now pending before the indicated agencies, there can be no assurance that actual fines or penalties, if any, will not have a material adverse affect on our business, financial condition, liquidity or results of operations.

During 2009 and 2008, we incurred $45 million and $47 million, respectively, in connection with these on-going investigations. In addition, we incurred $56 million for costs incurred in connection with our exit from certain sanctioned countries during 2008.

Our significant operations in foreign countries expose us to currency fluctuation risks or devaluation.

A portion of our net assets are located outside the U.S. and are carried on our books in local currencies. Changes in those currencies in relation to the U.S. dollar result in translation adjustments, which are reflected as accumulated other comprehensive income in the shareholders’ equity section in our Consolidated Balance Sheets. We recognize remeasurement and transactional gains and losses on currencies in our Consolidated Statements of Income, which may adversely impact our results of operations. We enter into foreign currency forward contracts and other derivative instruments as an effort to reduce our exposure to currency fluctuations; however, there can be no assurance that these hedging activities will be effective in reducing or eliminating foreign currency risks.

In certain foreign countries, a component of our cost structure is denominated in a different currency than our revenues. In those cases, currency fluctuations could adversely impact our operating margins.

Uninsured claims and litigation could adversely impact our results.

In the ordinary course of business, we become the subject of various claims and litigation. We maintain insurance to cover many of our potential losses and we are subject to various self-retentions and deductibles with respect to our insurance. Although we are subject to various ongoing items of litigation, we do not believe any of our current items of litigation are likely to result in any material uninsured losses to us. However, it is possible an unexpected judgment could be rendered against us in cases in which we could be uninsured and beyond the amounts we currently have reserved or anticipate incurring, and in some cases those losses could be material.

We currently carry a variety of insurance for our operations. We are partially self-insured for certain claims in amounts we believe to be customary and reasonable. Although we believe we maintain insurance coverage adequate for the risks of our business, our insurance may not be sufficient to cover any particular loss, or our insurance may not cover all losses. For example, while we maintain product liability insurance, this type of insurance is limited in coverage and it is possible an adverse claim could arise in excess of our coverage. Finally, insurance rates have in the past been subject to wide fluctuation, and in the current global economic environment could increase significantly in the near future. Changes in coverage, insurance markets and our industry may result in further increases in our cost and higher deductibles and retentions.

We are also subject to various federal, state and local laws and regulations relating to the energy industry in general and the environment in particular. Environmental laws have in recent years become more stringent and have generally sought to impose greater liability on a larger number of potentially responsible parties. While we are not currently aware of any situation involving an environmental claim that would be likely to have a material adverse effect on our business, it is always possible that an environmental claim with respect to one or more of our current businesses or a business or property that one of our predecessors owned or used could arise and could involve material expenditures.

Customer credit risks could result in losses.

The concentration of our customers in the energy industry may impact our overall exposure to credit risk as customers may be similarly affected by prolonged changes in economic and industry conditions. Those countries that rely heavily upon income from hydrocarbon exports will be hit particularly hard given the drop in oil prices. Further, laws in some jurisdictions in which we operate could make collection difficult or time consuming. We perform ongoing credit evaluations of our customers and do not generally require collateral in support of our trade receivables. While we maintain reserves for potential credit losses, we cannot assure such reserves will be sufficient to meet write-offs of uncollectible receivables or that our losses from such receivables will be consistent with our expectations.

Any capital financing that may be necessary to fund growth may not be available to us at economic rates.

Turmoil in the credit markets and the potential impact on liquidity of major financial institutions may have an adverse effect on our ability to fund growth opportunities through borrowings, under either existing or newly created instruments in the public or private markets on terms we believe to be reasonable.

A terrorist attack could have a material and adverse effect on our business.

We operate in many dangerous countries, such as Iraq, in which acts of terrorism or political violence are a substantial and frequent risk. Such acts could result in kidnappings or the loss of life of our employees or contractors, a loss of equipment, which may or may not be insurable in all cases, or a cessation of business in an affected area. We cannot be certain that our security efforts will in all cases be sufficient to deter or prevent acts of political violence or terrorist strikes against us or our customers’ operations.

Changes in tax laws could adversely impact our results

On June 26, 2002, the stockholders and Board of Directors of Weatherford International, Inc. (“Weatherford-Delaware”) approved our corporate reorganization, and Weatherford International Ltd. (“Weatherford-Bermuda”),

a newly formed Bermuda company, became the parent holding company of Weatherford International, Inc. During the first quarter of 2009, we completed a transaction in which Weatherford Bermuda company became a wholly-owned subsidiary of Weatherford International Ltd., a Swiss joint-stock company (“Weatherford-Switzerland”), and holders of our common shares received one registered share of Weatherford Switzerland for each common share of Weatherford Bermuda that they held. We refer to this transaction as the “redomestication.” The realization of the tax benefit of this reorganization could be impacted by changes in tax laws, tax treaties or tax regulations or the interpretation or enforcement thereof or differing interpretation or enforcement of applicable law by the U.S. Internal Revenue Service or other taxing jurisdictions. The inability to realize this benefit could have a material impact on our financial statements.

The anticipated benefits of moving our principal executive offices to Switzerland may not be realized, and difficulties in connection with moving our principal executive offices could have an adverse effect on us.

In connection with the redomestication, we relocated our principal executive offices from Houston, Texas to Geneva, Switzerland. Most of our executive officers, including our Chief Executive Officer, and other key decision makers have relocated or will relocate to Switzerland. We may face significant challenges in relocating our executive offices to a different country, including difficulties in retaining and attracting officers, key personnel and other employees and challenges in maintaining our executive offices in a country different from the country where other employees, including corporate support staff, are located. Employees may be uncertain about their future roles within our organization as a result of the redomestication. Management may also be required to devote substantial time to the redomestication and related matters, which could otherwise be devoted to focusing on ongoing business operations and other initiatives and opportunities. In addition, we may not realize the benefits we anticipate from the redomestication, including the benefit of moving to a location that is more centrally located within our area of worldwide operations. Any such difficulties could have an adverse effect on our business, results of operations or financial condition.

The rights of our shareholders are governed by Swiss law and documents following the redomestication.

Following the redomestication, the rights of our shareholders are governed by Swiss law and Weatherford-Switzerland’s articles of association and organizational regulations. The rights of shareholders under Swiss law differ from the rights of shareholders of companies incorporated in other jurisdictions. For example, directors of Weatherford-Switzerland may be removed by shareholders with or without cause, but such removal requires the vote of shareholders holding at least 66 2/3% of the voting rights and the absolute majority of the par value of the registered shares represented at the meeting as well as a quorum of at least two-thirds of the registered shares recorded in the share register.

We intend to hold future shareholder meetings in Switzerland, and our required quorum for those meetings is lower.

We intend to hold future shareholders meetings in Switzerland, which may make attendance in person more difficult for some investors. For shareholders meetings for Weatherford-Switzerland for the transaction of any business other than removal of a director or certain other specified resolutions, a quorum comprises at least one-third of the registered shares recorded in the share register and entitled to vote (and at least two-thirds of the registered shares recorded in the share register and entitled to vote for the removal of directors and certain other specified resolutions).

Item 1B.	Unresolved Staff Comments

None.

Item 2.	Properties

Our operations are conducted in approximately 100 countries and we have manufacturing facilities and sales, service and distribution locations throughout the world. The following table describes our material facilities as of December 31, 2009:

	Owned/	Principal Services and Products
Location	Leased	Offered or Manufactured

North America:
Houston, Texas	Owned	Research and development
Houston, Texas	Owned	Sand screens
Houma, Louisiana	Owned	Cementing products
New Brighton, Minnesota	Owned	Water well and industrial screens
Nisku, Alberta, Canada	Owned	Reciprocating rod lift
Nisku, Alberta, Canada	Owned	Drilling equipment, fishing, wireline, controlled pressure drilling and testing services
Pearland, Texas	Owned	Fishing, drilling equipment
Schriever, Louisiana	Owned	Cementation mfg. plant, well construction services
Latin America:
Ciudad Del Carmen, Campeche, Mexico	Leased	Wireline
Reynosa,Tamaulipas, Mexico	Leased	Casing exit, cementation equipment & systems, directional drilling, fishing , managed pressure drilling
Reynosa,Tamaulipas, Mexico	Leased	Service center
Europe/West Africa/FSU:
Aberdeen, Scotland	Leased	Expandable slotted tubulars
Langenhagen, Germany	Leased	Manufacturing
Nizhnevartovsk, Russia(2)	Owned	Drilling, sidetracking, wireline, fishing, well workover and tool rental
Nyagan, Russia	Owned	Drilling, sidetracking, wireline, fishing, well workover and tool rental
Middle East/North Africa/Asia:
Awjila, Libya	Leased	Warehouse and service
Deyang, China	Owned	Pump jacks and wellhead
Dongyin, Shangdong, China	Leased	Progressing cavity pumping
Hassi Messaoud, Algeria	Owned	Fishing, liner hangers, controlled pressure drilling and testing services
Corporate:
Geneva, Switzerland	Leased	Headquarters
Houston, Texas	Leased	Corporate offices

Item 3.	Legal Proceedings

In the ordinary course of business, we become the subject of various claims and litigation. We maintain insurance to cover many of our potential losses, and we are subject to various self-retention limits and deductibles with respect to our insurance.

See “Item 1. Business — Other Business Data — Federal Regulation and Environmental Matters”, which is incorporated by reference into this item.

See “Item 1A. Risk Factors — We are involved in several governmental and internal investigations, which are costly to conduct, have resulted in a loss of revenue and may result in substantial financial penalties”, which is incorporated by reference into this item.

Although we are subject to various ongoing items of litigation, we do not believe any of the items of litigation to which we are currently subject is likely to result in any material uninsured losses to us. It is possible, however, an unexpected judgment could be rendered against us in the cases in which we are involved that could be uninsured and beyond the amounts we currently have reserved and in some cases those losses could be material.

Item 4.	Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of our shareholders during the fourth quarter of the year ended December 31, 2009.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities

Our shares are traded on the New York Stock and the Euronext Exchanges under the symbol “WFT.” As of February 24, 2010, there were 2,865 shareholders of record. Additionally, there were 55 stockholders of Weatherford International, Inc. as of the same date who had not yet exchanged their shares. The following table sets forth, for the periods indicated, the range of high and low sales prices per share for our stock as reported on the New York Stock Exchange.

	Price
	High	Low

Year ending December 31, 2009
First Quarter	$14.47	$9.08
Second Quarter	23.75	10.50
Third Quarter	23.00	17.22
Fourth Quarter	20.92	15.43
Year ending December 31, 2008
First Quarter	$36.82	$25.91
Second Quarter	49.98	34.96
Third Quarter	49.76	22.26
Fourth Quarter	24.69	7.75

On February 24, 2010, the closing sales price of our shares as reported by the New York Stock Exchange was $16.56 per share. We have not declared or paid cash dividends on our shares since 1984.

We have an approved share repurchase program under which we can spend up to $1 billion to repurchase our outstanding shares. As of December 31, 2009, we have $205 million available under this authorization to repurchase shares. During the year ended December 31, 2009, no shares were repurchased.

In addition, under our restricted share plan, employees may elect to have us withhold shares to satisfy minimum statutory federal, state and local tax withholding obligations arising on the vesting of restricted stock awards and exercise of options. When we withhold these shares, we are required to remit to the appropriate taxing authorities the market price of the shares withheld, which could be deemed a purchase of shares by us on the date of withholding. During the quarter ended December 31, 2009, we withheld shares to satisfy these tax withholding obligations as follows:

	No. of	Average
Period	Shares	Price

October 1-October 31, 2009	11,934	$20.33
November 1-November 30, 2009	3,298	16.84
December 1-December 31, 2009	877,714	15.91

Information concerning securities authorized for issuance under equity compensation plans is set forth in Part III of this report under “Item 12(d). Security Authorized for Issuance Under Equity Compensation Plans,” which is incorporated by reference into this Item.

Performance Graph

This graph compares the yearly cumulative return on our shares with the cumulative return on the Dow Jones U.S. Oil Equipment & Services Index and the Dow Jones U.S. Index for the last five years. The graph assumes the value of the investment in our shares and each index was $100 on December 31, 2004. The stockholder return set forth below is not necessarily indicative of future performance. The following graph and related information shall not be deemed “soliciting material” or to be “filed” with the SEC, nor shall such information be incorporated by reference into any future filing under the Securities Act of 1933 or the Securities Exchange Act of 1934, except to the extent that Weatherford specifically incorporates it by reference into such filing.

Comparison of Five Year Total Return

Item 6.	Selected Financial Data

The following table sets forth certain selected historical consolidated financial data and should be read in conjunction with “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Item 8. Financial Statements and Supplementary Data”, both contained in this report. The following information may not be indicative of our future operating results. Results for 2008 have been corrected in the following table to reflect a change in our income tax provision during that year.

	Year Ended December 31,
	2009	2008	2007	2006	2005(a)
		(In thousands, except per share amount)

Statements of Operations Data:
Revenues	$8,826,933	$9,600,564	$7,832,062	$6,578,928	$4,333,227
Operating Income	703,855	1,978,549	1,624,336	1,354,687	570,598
Income From Continuing Operations Attributable to Weatherford	253,766	1,406,081	1,091,975	906,106	470,095
Basic Earnings Per Share From Continuing Operations Attributable To Weatherford	0.35	2.06	1.61	1.31	0.78
Diluted Earnings Per Share From Continuing Operations Attributable To Weatherford	0.35	2.01	1.57	1.28	0.74
Balance Sheet Data:
Total Assets	$18,866,183	$16,476,513	$13,190,957	$10,139,248	$8,580,304
Long-term Debt	5,847,258	4,564,255	3,066,335	1,564,600	632,071
Shareholders’ Equity	9,798,704	8,405,299	7,440,046	6,197,837	5,676,303
Cash Dividends Per Share	—	—	—	—	—

(a)	In 2005, we acquired Precision Energy Services and Precision Drilling International for $943 million in cash and 104 million Weatherford shares. In connection with the acquisition we recorded exit and restructuring charges of $114 million or $79 million, net of tax. Also in 2005, we recorded a $115 million gain on the sale of our remaining shares of Universal stock with no income tax impact.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Our Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) begins with an executive overview which provides a general description of our company today, a synopsis of industry market trends, insight into management’s perspective of the opportunities and challenges we face and our outlook for 2010. Next, we analyze the results of our operations for the last three years, including the trends in our business. Then we review our cash flows and liquidity, capital resources and contractual commitments. We conclude with an overview of our critical accounting judgments and estimates and a summary of recently issued accounting pronouncements.

The “Company,” “we”, “us” and “our” refer to Weatherford International Ltd., a Swiss joint stock corporation, or, prior to February 26, 2009, to Weatherford International Ltd., a Bermuda exempted company, which, as of that date, became a direct, wholly owned subsidiary of Weatherford International Ltd., a Swiss joint stock corporation, in either case on a consolidated basis.

The following discussion should be read in conjunction with our Consolidated Financial Statements and Notes thereto included in “Item 8. Financial Statements and Supplementary Data.” Our discussion includes various forward-looking statements about our markets, the demand for our products and services and our future results. These statements are based on certain assumptions we consider reasonable. For information about these assumptions, you should refer to the section entitled “Item 1. Business — Forward-Looking Statements.”

Overview

General

We provide equipment and services used for drilling, completion and production of oil and natural gas wells throughout the world. We conduct operations in approximately 100 countries and have service and sales locations in nearly all of the oil and natural gas producing regions in the world. Our product offerings can be grouped into ten service lines: 1) drilling services; 2) artificial lift systems; 3) well construction; 4) completion systems; 5) integrated drilling; 6) drilling tools: 7) re-entry and fishing; 8) stimulation and chemicals services; 9) wireline and evaluation services; and 10) pipeline and specialty services.

Our operational performance is segmented and reviewed on a geographic basis and we report the following regions as separate, distinct reporting segments (1) North America, (2) Latin America, (3) Europe/West Africa/FSU and (4) Middle East/North Africa/Asia.

In July 2009, we acquired the Oilfield Services Division (“OFS”) of TNK-BP for 24.3 million shares valued at approximately $450 million plus contingent and other consideration. In this transaction, we acquired drilling, well workover and cementing services operations in West Siberia, East Siberia and the Volga-Urals region.

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

			North
		Henry Hub	American Rig	International
	WTI Oil(1)	Gas(2)	Count(3)	Rig Count(3)

2009	$79.36	$5.57	1,485	1,113
2008	44.60	5.62	2,143	1,175
2007	95.98	7.48	2,171	1,122

(1)	Price per barrel as of December 31 — Source: Thomson Reuters

(2)	Price per MM/BTU as of December 31 — Source: Thomson Reuters

(3)	Average rig count for December — Source: Baker Hughes Rig Count and other third-party data

Oil prices increased during 2009, ranging from a low of $33.98 per barrel in February to a high of $81.37 per barrel late in October. Natural gas prices decreased for most of the first three quarters of 2009, but started to rally late in September, ranging from a high of $6.07 MM/BTU in early January to a low of $2.51 MM/BTU early in September. Factors influencing oil and natural gas prices during the period include hydrocarbon inventory levels, realized and expected economic growth, realized and expected levels of hydrocarbon demand, levels of spare production capacity within the Organization of Petroleum Exporting Countries (“OPEC”), weather and geopolitical uncertainty.

Opportunities and Challenges

The nature of our industry offers many opportunities and challenges. The cyclicality of the energy industry impacts the demand for our products and services. Certain of our products and services, such as our drilling and evaluation services, well installation services and well completion services, depend on the level of exploration and development activity and the completion phase of the well life cycle. Other products and services, such as our production optimization and artificial lift systems, are dependent on production activity. We have created a long-term strategy aimed at growing our businesses, servicing our customers, and most importantly, creating value for our shareholders. The success of our long-term strategy will be determined by our ability to manage effectively any industry cyclicality, respond to industry demands and successfully maximize the benefits from our acquisitions.

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

The near-term outlook is more difficult to assess. Climate, natural gas storage levels and commodity prices, as well as expectations for the U.S. economy, will dictate the level of oilfield service activity in North America. The prognosis for North America in 2010 is favorable, but limited in scope and scale by the relative elasticity of the gas supply curve. We are currently anticipating that North America will experience an increase in volume during 2010.

While it is difficult to predict exact growth rates given the current fluid economic conditions and volatility, we expect our total international businesses to grow 20% in 2010 as compared to 2009. The Eastern Hemisphere is anticipated to contribute essentially all of the year-over-year increase in revenues, with our Latin America business essentially flat year-over-year. Given the activity declines experienced during the first half of 2009 in North America, pricing in the U.S. and Canada had seen significant weakness, with rigs, tubulars and stimulation showing the strongest pressures. In the international markets, pricing softened during the first half of 2009 where and when contractual terms had come to renewal time. Requests by clients to renegotiate existing contracts yielded more modest price erosion with significant differences between international regions. On a global basis, we believe that these pricing moves are now behind us.

Overall, the level of improvements for our businesses for 2010 will continue to depend heavily on volume increases and our ability to further penetrate existing markets with our younger technologies as well as to successfully introduce these technologies to new markets. In addition, our ability to continue to grow our business aggressively will rely on our continued demonstration of a high level of operational efficacy for our clients on project management opportunities. The recruitment, training and retention of personnel will also be a critical factor in growing our businesses. The continued strength of the industry will be highly dependent on many external factors, such as world economic and political conditions, member country quota compliance within OPEC and weather conditions, including the factors described above under “— Forward-Looking Statements”.

Results of Operations

The following charts contain selected financial data comparing our consolidated and segment results from operations for 2009, 2008 and 2007. Results for 2008 have been corrected in the following chart to reflect a change in our income tax provision during that year.

	Year Ended December 31,
	2009	2008	2007
	(In thousands, except percentages and
	per share data)

Revenues:
North America	$2,765,707	$4,460,147	$3,937,456
Middle East/North Africa/Asia	2,368,118	2,391,520	1,823,769
Europe/West Africa/FSU	1,616,460	1,539,190	1,188,519
Latin America	2,076,648	1,209,707	882,318

	8,826,933	9,600,564	7,832,062
Operating Income (Expense):
North America	197,211	1,125,199	1,013,088
Middle East/North Africa/Asia	441,974	561,012	416,263
Europe/West Africa/FSU	251,991	382,772	293,846
Latin America	281,590	277,094	203,211
Research and Development	(194,650)	(192,659)	(169,317)
Corporate	(173,695)	(135,012)	(101,968)
Exit and Restructuring	(100,566)	(39,857)	(30,787)

	703,855	1,978,549	1,624,336
Interest Expense, Net	(366,748)	(243,679)	(171,281)
Other, Net	(37,633)	(44,956)	(8,569)
Effective Tax Rate	6.5%	14.8%	23.0%
Net Income from Continuing Operations Per Diluted Share	$0.35	$2.01	$1.57
Loss from Discontinued Operation per Diluted Share	—	(0.02)	(0.03)
Net Income per Diluted Share	$0.35	$1.99	$1.54
Depreciation and Amortization	906,697	731,808	606,226

Revenues

The following chart contains consolidated revenues by product line for 2009, 2008 and 2007:

	Year Ended
	December 31,
	2009	2008	2007

Well Construction	17%	15%	16%
Artificial Lift Systems	16	17	18
Drilling Services	16	16	15
Integrated Drilling	13	6	5
Completion Systems.	8	10	10
Drilling Tools	8	11	12
Stimulation & Chemicals	8	7	6
Wireline	6	8	8
Re-entry & Fishing	6	7	8
Pipeline & Specialty Services	2	3	2

Total	100%	100%	100%

Consolidated revenues decreased $774 million, or 8%, in 2009 as compared to 2008 against a 30% decrease in rig count activity. This decrease in revenue is mainly attributable to the significant declines experienced in North America. International revenues increased $921 million, or 18%, in the current year as compared to the prior year. Our Latin American region was the largest contributor to our year-over-year international revenue growth. This international growth was against an 8% decline in international rig count. From a service line perspective, our integrated drilling service line experienced the strongest growth in 2009.

Consolidated revenues increased $1,769 million, or 23%, in 2008 as compared to 2007. Approximately 70% of our revenue growth was derived from outside of North America. International revenues increased $1,246 million, or 32%, in 2008 as compared to 2007, which outpaced the 8% increase in average international rig count over the comparable period and is consistent with international growth trends we experienced in the prior year. Revenues from our drilling services, well construction, artificial lift systems and integrated drilling product lines were strong contributors to the year-over-year increase.

Operating Income

Consolidated operating income decreased $1,275 million, or 64%, in 2009 as compared to 2008. Our operating segments accounted for $1,173 million of this decrease. In addition, exit and restructuring charges during 2009 increased $61 million and corporate expenditure increased $39 million compared to 2008. The increase in corporate expenses was primarily attributable to higher employee compensation costs, professional fees and costs related to acquisitions (which were capitalized in 2008 and expensed in 2009 due to the adoption of new accounting guidance related to business combinations) and settlement of certain legal disputes. In addition, 2009 includes costs associated with business process optimization initiatives that should be ongoing over the next two years. We also augmented our compliance infrastructure with increased staff and more rigorous policies and training of our employees regarding compliance with applicable anti-corruption laws, trade sanction laws and import/export laws.

Consolidated operating income increased $354 million, or 22%, in 2008 as compared to 2007. Our operating segments contributed $420 million of incremental operating income during 2008 as compared to 2007. This incremental gain was partially offset by an increase in corporate and research and development expenditures of $57 million over 2007 and an increase in exit and restructuring costs of $9 million. The increase in corporate and research and development expenses was primarily attributable to higher employee compensation costs.

We incurred exit and restructuring charges during 2009 of $101 million, which was comprised of (i) $45 million for legal and professional fees incurred in connection with our on-going investigations, (ii) $52 million for severance and facility closure costs and (iii) $4 million for unusable assets and cost accruals in certain sanctioned countries.

Exit and restructuring charges during 2008 include (i) $47 million for legal and professional fees incurred in connection with our on-going investigations, (ii) $18 million for severance costs incurred associated with restructuring activities and (iii) $56 million for costs incurred in connection with our withdrawal from sanctioned countries. These charges were partially offset by an $81 million gain recognized in the second quarter of 2008 as a result of selling our 50% interest in a subsidiary we control to Qatar Petroleum for cash consideration of $113 million.

During 2007, we incurred exit and restructuring charges of $31 million which was comprised of $17 million in severance charges associated with restructuring activities and $14 million for legal and professional fees incurred in connection with our on-going investigations by the U.S. government.

Interest Expense, Net

Interest expense, net increased $123 million, or 51% in 2009 compared to 2008. The increase in interest expense was primarily attributable to an overall increase in our long-term debt balance during the period. We issued $1.5 billion in senior notes in March 2008 and an additional $1.25 billion of senior notes in January 2009. This increase was partially offset by lower short-term borrowing rates and balances during the comparable period. The incremental borrowings added were primarily used to fund capital expenditures and to fund acquisitions.

Interest expense increased $72 million, or 42%, in 2008 compared to 2007. The increase in interest expense was primarily attributable to an overall increase in our long-term debt balance during the periods. We issued $1.5 billion in senior notes in June 2007 and an additional $1.5 billion of senior notes in March 2008. This increase was partially offset by lower weighted average short-term borrowing rates during 2008 as compared to 2007. The incremental borrowings added were used to fund capital expenditures and to fund our current year acquisitions.

Other Expense, Net

Other expense, net decreased $7 million, or 16% in 2009 compared to 2008. The decrease was primarily due to a decline in foreign currency exchange losses. During 2008, other expense, net increased $36 million, from $9 million in 2007 to $45 million in 2008. The increase was almost entirely attributable to foreign currency exchange losses incurred as the result of the weakening of foreign currencies against the U.S. dollar, particularly in the latter half of 2008.

Income Taxes

Our effective tax rates were 6.5% in 2009, 14.8% in 2008 and 23.0% in 2007. The decrease in our effective tax rate during 2009 is primarily due to a large decrease in earnings in certain jurisdictions, largely North America, with no corresponding decrease in certain tax deductions. The decrease in our effective tax rate during 2008 was due to benefits realized from the refinement of our international tax structure and changes in our geographic earnings mix.

During 2008, we recorded a benefit of approximately $100 million related to foreign taxes paid that will be used to reduce our future United States tax liability.

Segment Results

North America

Revenues in our North America segment decreased $1,694 million, or 38%, in 2009 as compared to 2008 on a 42% decline in average North America rig count over the comparable period. The decrease in revenues is the result of the steep decline in drilling activity both in Canada and the United States and the significant declines in pricing experienced in the first half of 2009.

Operating income decreased $928 million, or 82%, in 2009 compared to 2008. Operating margins were 7% and 25% in 2009 and 2008, respectively. The combination of the significant reduction in drilling activity in the region and pricing declines was the primary reason for the deterioration in margins and operating income.

Revenues in our North America segment increased $523 million, or 13%, in 2008 as compared to 2007 and outpaced a 7% increase in rig count over the comparable period. Revenues grew across all product lines, with artificial lift systems, drilling services and stimulation & chemicals product lines being the strongest contributors to the year-over-year increase.

Operating income increased $112 million, or 11%, from $1,013 million in 2007 to $1,125 million in 2008. Operating margins declined slightly to 25% in 2008 compared to 26% in 2007.

Middle East/North Africa/Asia

Middle East/North Africa/Asia revenues decreased $23 million, or 1%, in 2009 as compared to 2008 on a 6% decline in rig count over the comparable period. Integrated drilling was the strongest performer from a service line perspective.

Operating income decreased $119 million, or 21%, during 2009 compared to the prior year. Operating margins were 19% and 23% in 2009 and 2008, respectively. The deterioration in operating income and margins during 2009 was primarily the result of delays in startups and deliveries as well as pricing declines experienced in the region.

Revenues in our Middle East/North Africa/Asia segment increased $568 million, or 31%, in 2008 as compared to 2007. This region contributed approximately 32% of our total revenue growth for 2008 and exceeded the average rig count increase of 6% for this region over the comparable period. Revenues from our drilling services and integrated drilling product lines were among the strongest contributors to the year-over-year increase.

Operating income increased $145 million, or 35%, from $416 million in 2007 to $561 million in 2008. Operating margins were 23% in both 2008 and 2007.

Europe/West Africa/FSU

Revenues in our Europe/West Africa/FSU segment increased $77 million, or 5%, in 2009 compared to 2008 against a 16% rig count decrease over the comparable period. Our acquisition of OFS in July 2009 contributed approximately $180 million in revenues during the year. This increase was partially offset by activity declines experienced in the region. Integrated drilling and stimulation and chemicals were the strongest performers from a service line perspective.

Operating income decreased $131 million, or 34%, during the current year compared to the prior year. Operating margins were 16% in 2009 and 25% in 2008. The current year’s operating income includes $21 million related to a gain recorded in connection with the revaluation of contingent consideration included as part of the acquisition of OFS. This gain was offset by activity and pricing declines experienced in the region.

Revenues in our Europe/West Africa/FSU segment increased $351 million, or 30%, in 2008 as compared to 2007. The region contributed approximately 20% of our total revenue growth for 2008 and exceeded the 20% increase in average rig count in the region over the comparable period. Revenues from our well construction and drilling services product lines were the strongest contributors to the year-over-year increase.

Operating income increased $89 million, or 30%, from $294 million in 2007 to $383 million in 2008. Operating margins were 25% in both 2008 and 2007.

Latin America

Revenues in our Latin America segment increased $867 million, or 71%, in 2009 as compared to the prior year against an average rig count decrease of 7% over the comparable period. Mexico was the strongest contributor to revenue growth. From a service line perspective, our integrated drilling and stimulation and chemicals service lines experienced the strongest growth in 2009.

Operating income increased $5 million, or 2%, during 2009 as compared to 2008 and operating margins decreased from 23% in 2008 to 14% in 2009. A significant change in product mix, together with unforeseen delays, shifts in customer focus and market declines in Venezuela, Argentina and Colombia negatively impacted margins. In addition, weather issues and a reduction in gas activity in Mexico contributed to the decline in margins.

Revenues in our Latin America segment increased $327 million, or 37%, in 2008 as compared to 2007. The region contributed approximately 19% of our total revenue growth for 2008 and outpaced the 8% increase in Latin American rig count over the comparable period. Revenues from our drilling services, completion systems, artificial lift systems and integrated drilling service lines were the strongest contributors to the year-over-year increase.

Operating income increased $74 million, or 36%, from $203 million in 2007 to $277 million in 2008. Operating margins were 23% in both 2008 and 2007.

Discontinued Operation

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

Equity Investment Acquisition

We acquired a 33% ownership interest in Premier Business Solutions (“PBS”) in June 2007 for approximately $330 million. PBS conducts business in Russia and is an electric submersible pump manufacturer. In January 2008, we sold our electrical submersible pumps product line to PBS and received a combination of cash and an additional equity investment in PBS in consideration of the sale. This transaction increased our ownership percentage to approximately 40%. In September 2009, we converted a $38 million note plus accrued interest due from PBS for an additional equity investment. Our ownership percentage was unchanged as the other joint venture partner also converted its notes receivable for an additional equity investment.

Liquidity and Capital Resources

Sources of Liquidity

Our sources of liquidity include current cash and cash equivalent balances, cash generated from operations, and committed availabilities under bank lines of credit. We also historically have accessed banks for short-term loans from uncommitted borrowing arrangements and the capital markets with debt, equity and convertible offerings.

Committed Borrowing Facilities

We maintain various revolving credit facilities with syndicates of banks that can be used for a combination of borrowings, support for our commercial paper program and issuances of letters of credit. At December 31, 2009, these facilities allow for an aggregate availability of $1.8 billion and mature in May 2011. The weighted average interest rate on outstanding borrowings of these facilities at December 31, 2009, was 1.3%.

Our committed borrowing facilities require us to maintain a debt-to-capitalization ratio of less than 60% and contains other covenants and representations customary for an investment-grade commercial credit. Our debt-to-capitalization ratio was 41% at December 31, 2009, which is in compliance with these covenants. The following is a recap of our availability under our committed borrowing facilities at December 31, 2009 (in millions):

Facilities	$1,750
Less uses of facility:
Amount drawn	799
Commercial paper	—
Letters of credit	72

Availability	$879

Commercial Paper

We have a $1.5 billion commercial paper program under which we may from time to time issue short-term, unsecured notes. Our commercial paper issuances are supported by our committed borrowing facilities. There was no commercial paper outstanding at December 31, 2009.

Cash Requirements

During 2010, we anticipate our cash requirements will include interest payments on our outstanding debt, working capital needs and capital expenditures and may include opportunistic business acquisitions. We anticipate funding these requirements from cash generated from operations and, if necessary, from availability under our committed borrowing facilities.

Capital expenditures during the year ended December 31, 2009 were approximately $1.5 billion, net of proceeds from tools lost down hole. We project our capital expenditures for 2010 will be approximately $1.1 billion. We are projecting lower capital expenditures for the coming year largely because our existing equipment, people and infrastructure capacity is sufficient to meet our near-term growth objective.

From time to time we acquire businesses or technologies or enter into joint ventures to increase our range of products and services, expand our geographic scope or otherwise enhance our businesses. During the year ended December 31, 2009, we used approximately $54 million in cash for business and technology acquisitions. Consideration for 2009 acquisitions also included the issuance of approximately 35 million shares valued at approximately $673 million. From time to time we also divest of businesses when we believe they are no longer core to our long-term growth strategy or when combining those businesses with a joint venture partner presents us with a strategic opportunity. In 2009, we received $123 million in cash from sales of businesses.

We have an approved share repurchase program under which we can spend up to $1.0 billion to repurchase our outstanding shares. As of December 31, 2009, we have $205 million remaining availability under this share repurchase program. During the year ended December 31, 2009, no shares were repurchased.

Contractual Obligations

The following summarizes our contractual obligations and contingent commitments by period. The obligations we pay in future periods may vary due to certain assumptions including the duration of our obligations and anticipated actions by third parties.

	Payments Due by Period
		2011 and	2013 and
	2010	2012	2014	Thereafter	Total
			(In millions)

Short-term debt	$852	$—	$—	$—	$852
Long-term debt(a)	6	959	751	4,101	5,817
Interest on long-term debt	400	754	621	3,319	5,094
Noncancellable operating leases	88	115	52	108	363
Purchase obligations	128	—	—	—	128

	$1,474	$1,828	$1,424	$7,528	$12,254

(a)	Amounts represent the expected cash payments for our total debt and do not include any unamortized discounts or deferred gains on terminated interest rate swap agreements.

Due to the uncertainty with respect to the timing of future cash flows associated with our unrecognized tax benefits at December 31, 2009, we are unable to make reasonably reliable estimates of the period of cash settlement with the respective taxing authorities. Therefore, $82 million in unrecognized tax benefits, including interest and penalties, have been excluded from the contractual obligations table above.

We have defined benefit pension plans covering certain of our U.S. and international employees that provide various pension benefits. During 2009, we contributed approximately $9 million towards those plans, and for 2010, we anticipate funding approximately $7 million through cash flows from operating activities.

Senior Notes

In January 2009, we completed a $1.25 billion long-term debt offering comprised of (i) $1 billion of 9.625% Senior Notes due in 2019 (“9.625% Senior Notes”) and (ii) $250 million of 9.875% Senior Notes due in 2039 (“9.875% Senior Notes”). Net proceeds of $1.23 billion were used to repay short-term borrowings and for general corporate purposes

In March 2008, we completed a $1.5 billion long-term debt offering comprised of (i) $500 million of 5.15% Senior Notes due in 2013 (“5.15% Senior Notes”), (ii) $500 million of 6.00% Senior Notes due 2018 (“6.00% Senior Notes”) and (iii) $500 million of 7.00% Senior Notes due 2038 (“7.00% Senior Notes”). Net proceeds of $1.47 billion were used to repay short-term borrowings and for general corporate purposes, including capital expenditures and business acquisitions.

In June 2007, we completed a $1.5 billion long-term debt offering comprised of (i) $600 million of 5.95% senior notes due 2012 (“5.95% Senior Notes”), (ii) $600 million of 6.35% senior notes due 2017 (“6.35% Senior Notes”) and (iii) $300 million of 6.80% senior notes due 2037 (“6.80% Senior Notes”). Net proceeds of approximately $1.49 billion were used to repay outstanding borrowings on our commercial paper program and for general corporate purposes.

Interest Rate Swaps

In August 2009, we entered into interest rate swap agreements to pay a variable interest rate and receive a fixed interest rate with an aggregate notional amount of $1.2 billion against our 5.15%, 5.50% and 9.625% Senior Notes. These swaps were designed as fair value hedges and were terminated in December 2009. As a result of these terminations, we received a cash settlement of $53 million. In addition, we received $11 million in interest payments while the interest rate swaps were open. The gains associated with these interest rate swap terminations have been deferred and will be amortized over the remaining term of our 5.15%, 5.50% and 9.625% Senior Notes.

In December 2008, we entered into an interest rate swap agreement on an aggregate notional amount of $150 million against one of our revolving credit facilities. This agreement matured in June 2009.

Upon completion of the long-term debt offering in March 2008, we entered into interest rate swap agreements with an aggregate notional amount of $500 million against our 5.15% Senior Notes. These swaps were designed as fair value hedges and were terminated in December 2008. As a result of these terminations, we received cash proceeds, net of accrued interest, of $12 million. The gain associated with this interest rate swap termination has been deferred and is being amortized over the remaining term of the 5.15% Senior Notes.

We have no interest rate swaps outstanding at December 31, 2009. As of December 31, 2009, we had net unamortized gains of $68 million associated with our interest rate swap terminations.

Cash Flow Hedges

In March 2008, we entered into interest rate derivative instruments with a notional amount of $500 million to hedge projected exposures to interest rates in anticipation of the issuance of our 7.00% senior notes due 2038 (“7.00% Senior Notes”). Those hedges were terminated in March 2008 at the time of the issuance. We paid a cash settlement of $13 million at termination, and the loss on these hedges is being amortized to interest expense over the life of the 7.00% Senior Notes.

We have no interest rate derivative instruments designated as cash flow hedges outstanding at December 31, 2009. As of December 31, 2009, we had net unamortized losses of $13 million associated with our cash flow hedge terminations.

Other Derivative Instruments

As of December 31, 2009 and 2008, we had several foreign currency forward and option contracts with notional amounts aggregating $1,062 million and $503 million, respectively, which were entered into to hedge exposure to currency fluctuations in various foreign currencies, including, but not limited to, the British pound sterling, the Canadian dollar, the euro and the Norwegian krone. The total estimated fair value of these contracts at December 31, 2009 resulted in a net liability of approximately $9 million and at December 31, 2008 resulted in a liability of approximately $2 million. These derivative instruments were not designated as hedges and the changes in fair value of the contracts are recorded each period in current earnings.

We have cross-currency swaps between the U.S. dollar and Canadian dollar to hedge certain exposures to the Canadian dollar. At December 31, 2009 and 2008, we had notional amounts outstanding of $263 million and $280 million, respectively. The total estimated fair value of these contracts at December 31, 2009 and 2008 resulted in a liability of $26 million and an asset of $1 million, respectively. These derivative instruments were not designated as hedges and the changes in fair value of the contracts are recorded each period in current earnings.

Warrants

We have outstanding warrants to purchase up to 12.9 million of our shares at a price of $15.00 per share. The warrants remain exercisable until February 28, 2012 and are subject to adjustment for changes in our capital structure or the issuance of dividends in cash, securities or property. Upon exercise by the holders, settlement may occur through physical delivery, net share settlement, net cash settlement or a combination of those methods. The net cash settlement option upon exercise is at our sole discretion.

Off Balance Sheet Arrangements

Guarantees

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

The following obligations of Weatherford Delaware were guaranteed by Weatherford Bermuda at December 31, 2009: (i) the 6.625% Senior Notes, (ii) the 5.95% Senior Notes, (iii) the 6.35% Senior Notes and (iv) the 6.80% Senior Notes.

The following obligations of Weatherford Bermuda were guaranteed by Weatherford Delaware at December 31, 2009: (i) the revolving credit facilities, (ii) the 4.95% Senior Notes, (iii) the 5.50% Senior Notes, (iv) the 6.50% Senior Notes, (v) the 5.15% Senior Notes, (vi) the 6.00% Senior Notes, (vii) the 7.00% Senior Notes, (viii) the 9.625% Senior Notes, (ix) the 9.875% Senior Notes and (x) issuances of notes under the commercial paper program.

Letters of Credit

We execute letters of credit in the normal course of business. While these obligations are not normally called, these obligations could be called by the beneficiaries at any time before the expiration date should we breach certain contractual or payment obligations. As of December 31, 2009, we had $282 million of letters of credit and bid and performance bonds outstanding, consisting of $210 million outstanding under various uncommitted credit facilities and $72 million letters of credit outstanding under our committed facilities. If the beneficiaries called these letters of credit, the called amount would become an on-balance sheet liability, and our available liquidity would be reduced by the amount called. To the extent we are successful in being awarded large contracts in the future, our requirements for posting letters of credit and bid and performance bonds could increase.

Critical Accounting Policies and Estimates

Our discussion and analysis of our financial condition and results of operation is based upon our consolidated financial statements. We prepare these financial statements in conformity with U.S. generally accepted accounting principles. As such, we are required to make certain estimates, judgments and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the periods presented. We base our estimates on historical experience, available information and various other assumptions we believe to be reasonable under the circumstances. On an on-going basis, we evaluate our estimates; however, actual results may differ from these estimates under different assumptions or conditions. The accounting policies we believe require management’s most difficult, subjective or complex judgments and are the most critical to our reporting of results of operations and financial position are as follows:

Business Combinations and Goodwill and Indefinite-Lived Intangible Assets

Goodwill and intangible assets acquired in connection with business combinations represent the excess of consideration over the fair value of tangible net assets acquired. Certain assumptions and estimates are employed in determining the fair value of assets acquired, the fair value of liabilities assumed, as well as in determining the allocation of goodwill to the appropriate reporting unit.

We perform an impairment test for goodwill and indefinite-lived intangible assets annually as of October 1, or earlier if indicators of potential impairment exist.

We have indefinite-lived intangible assets totaling $20 million and $16 million as of December 31, 2009 and 2008, respectively. Our impairment test for indefinite-lived intangible assets involves the comparison of the fair value of the intangible asset and its carrying value. We have determined that no impairment exists related to these assets.

We have goodwill totaling $4.2 billion and $3.5 billion as of December 31, 2009 and 2008, respectively. Goodwill impairment is evaluated using a two-step process. The first step of the goodwill impairment test involves a comparison of the fair value of each of our reporting units with their carrying values. Our reporting units are based on our regional structure and consist of the United States, Canada, Latin America, Europe, West Africa, FSU, Middle East/North Africa and Asia Pacific. If the carrying amount of a reporting unit exceeds its fair value, the second step of the goodwill impairment test shall be performed. The second step compares the implied fair value of the reporting unit’s goodwill to the carrying amount of its goodwill to measure the amount of impairment loss.

The fair value of our reporting units are determined using discounted cash flows using a discount rate adjusted for the credit risk of the regional reporting unit tested. Certain estimates and judgments are required in the application of these fair value models. The discounted cash flow analysis consists of estimating the future revenue, operating margins, capital expenditures, working capital and cash flows that are directly associated with each of our reporting units.

Many of the assumptions used in our discounted cash flow analysis are based upon our annual financial forecast. This annual planning process takes into consideration many factors including historical results and operating performance, related industry trends, pricing strategies, customer analysis, operational issues, competitor analysis, and marketplace data, among others. Assumptions are also made for growth rates for periods beyond the financial forecast period. Our estimates of fair value are sensitive to changes in all of these variables, certain of which relate to conditions outside our control.

None of our reporting units failed the first step of our impairment test during 2009. In addition, all reporting unit’s fair values were substantially in excess of their carrying value with the exception of the FSU reporting unit. This reporting unit had an excess of fair value over carrying value of 12% and has approximately $249 million of goodwill.

Long-Lived Assets

Long-lived assets, which includes property, plant and equipment and definite-lived intangibles, comprise a significant amount of our assets. In accounting for long-lived assets, we must make estimates about the expected useful lives of the assets and the potential for impairment based on the fair value of the assets and the cash flows they are expected to generate. The value of the long-lived assets is then amortized over its expected useful life. A change in the estimated useful lives of our long-lived assets would have an impact on our results of operations. We estimate the useful lives of our long-lived asset groups as follows:

Useful Lives

Buildings and leasehold improvements	10-40 years or lease term
Rental and service equipment	2-20 years
Machinery and other	2-12 years
Intangible assets	2-20 years

In estimating the useful lives of our property, plant and equipment, we rely primarily on our actual experience with the same or similar assets. The useful lives of our intangible assets are determined by the years over which we expect the assets to generate a benefit based on legal, contractual or regulatory terms.

Long-lived assets to be held and used by us are reviewed to determine whether any events or changes in circumstances indicate that we may not be able to recover the carrying amount of the asset. Factors that might indicate a potential impairment may include, but are not limited to, significant decreases in the market value of the long-lived asset, a significant change in the long-lived asset’s physical condition, the introduction of competing technologies, legal challenges, a change in industry conditions or a reduction in cash flows associated with the use of the long-lived asset. If these or other factors exist that indicate the carrying amount of the asset may not be recoverable, we determine whether an impairment has occurred through the use of an undiscounted cash flow analysis. The undiscounted cash flow analysis consists of estimating the future cash flows that are directly associated with and expected to arise from the use and eventual disposition of the asset over its remaining useful life. These cash flows are inherently subjective and require significant estimates based upon historical experience and future expectations such as budgets and internal projections. If the undiscounted cash flows do not exceed the carrying value of the long-lived asset, an impairment has occurred, and we recognize a loss for the difference between the carrying amount and the estimated fair value of the asset. The fair value of the asset is measured using market prices, or in the absence of market prices, is based on an estimate of discounted cash flows. Cash flows are generally discounted at an interest rate commensurate with our weighted average cost of capital for a similar asset.

Pension and Other Postretirement Benefits

We recognize the overfunded or underfunded status of a defined benefit pension or other postretirement benefit plan as an asset or liability in the financial statements, measure plan assets and obligations as of the end of our fiscal year, and recognize gains/losses, prior service credits/costs, and transition assets/obligations in accumulated other comprehensive income until they are recognized as components of net periodic benefit cost.

Amounts recognized in the financial statements are determined on an actuarial basis. Two of the more critical assumptions in the actuarial calculations are the discount rate for determining the current value of plan benefits and the expected rate of return on plan assets. Discount rates are based on the yields of government bonds or high quality corporate bonds in the respective country or economic market. The expected long-term rates of return on plan assets are based on a combination of historical experience and anticipated future returns in each of the asset categories. As we have both domestic and international plans, the assumptions, though the same in nature, are based on varying factors specific to each particular country or economic environment. Changes in any of the assumptions used could impact our projected benefit obligations and benefit costs as well as other pension and postretirement benefit calculations.

Due to the significance of the discount rates and expected long-term rates of return, the following sensitivity analysis demonstrates the effect that a 50 basis point change in those assumptions will have on annual pension expense:

	Increase (Decrease) of Annual
	Pension Expense
	50 Basis Point	50 Basis Point
	Increase	Decrease
	(In millions)

Discount rate	$(0.8)	$1.5
Expected long-term rate of return	(0.5)	0.5

Percentage of Completion

Revenue from long-term contracts, primarily for our integrated project management services, is reported on the percentage-of-completion method of accounting. This method of accounting requires us to calculate contract profit to be recognized in each reporting period for each contract based upon our projections of future outcomes, which include:

•	estimates of the total cost to complete the project;

•	estimates of project schedule and completion date;

•	estimates of the extent of progress toward completion; and

•	amounts of any change orders or claims included in revenue.

Measurements of progress are generally output based related to physical progress. At the outset of each contract, we prepare a detailed analysis of our estimated cost to complete the project. Risks related to service delivery, usage, productivity, and other factors are considered in the estimation process. Our personnel periodically evaluate the estimated costs, claims, change orders, and percentage of completion at the contract level. The recording of profits and losses on long-term contracts requires an estimate of the total profit or loss over the life of each contract. This estimate requires consideration of total contract value, change orders, and claims, less costs incurred and estimated costs to complete. There are many factors that impact future costs, including but not limited to weather, inflation, labor and community disruptions, timely availability of materials, productivity, and other factors as outlined in our “Risk Factors.” Anticipated losses on contracts are recorded in full in the period in which they become evident. Profits are recorded based upon the total estimated contract profit times the current percentage complete for the contract.

Income Taxes

We take into account the differences between the financial statement treatment and tax treatment of certain transactions. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect of a change in tax rates is recognized as income or expense in the period that includes the enactment date. Our effective tax rates for 2009, 2008 and 2007 were 6.5%, 14.8% and 23.0%, respectively.

We recognize the impact of an uncertain tax position taken or expected to be taken on an income tax return in the financial statements at the largest amount that is more likely than not to be sustained upon examination by the relevant taxing authority.

We operate in approximately 100 countries through various legal entities. As a result, we are subject to numerous domestic and foreign tax jurisdictions and tax agreements and treaties among the various taxing authorities. Our operations in these jurisdictions are taxed on various bases: income before taxes, deemed profits (which is generally determined using a percentage of revenues rather than profits) and withholding taxes based on revenue. The calculation of our tax liabilities involves consideration of uncertainties in the application and interpretation of complex tax regulations in a multitude of jurisdictions across our global operations. We recognize potential liabilities and record tax liabilities for anticipated tax audit issues in the U.S. and other tax jurisdictions based on our estimate of whether, and the extent to which, additional taxes will be due. The tax liabilities are reflected net of realized tax loss carryforwards. We adjust these reserves upon specific events; however, due to the complexity of some of these uncertainties, the ultimate resolution may result in a payment that is different from our current estimate of the tax liabilities. If our estimate of tax liabilities proves to be less than the ultimate assessment, an additional charge to expense would result. If payment of these amounts ultimately proves to be less than the recorded amounts, the reversal of the liabilities would result in tax benefits being recognized in the period when the contingency has been resolved and the liabilities are no longer necessary. Changes in tax laws, regulations, agreements and treaties, foreign currency exchange restrictions or our level of operations or profitability in each taxing jurisdiction could have an impact upon the amount of income taxes that we provide during any given year.

Valuation Allowance for Deferred Tax Assets

We record a valuation allowance to reduce the carrying value of our deferred tax assets when it is more likely than not that a portion or all of the deferred tax assets will expire before realization of the benefit or that future deductibility is not probable. The ultimate realization of the deferred tax assets depends on the ability to generate sufficient taxable income of the appropriate character and in the related jurisdiction in the future. In evaluating our ability to recover our deferred tax assets, we consider reasonably available positive and negative evidence, including our past operating results, the existence of cumulative losses in the most recent years and our forecast of future taxable income. In estimating future taxable income, we develop assumptions, including the amount of future state, federal and international pretax operating income, the reversal of temporary differences and the implementation of feasible and prudent tax planning strategies. These assumptions require significant judgment.

We have identified various domestic and international tax planning strategies that we would implement, if necessary, to enable the realization of our deferred tax assets; however, when the likelihood of the realization of existing deferred tax assets changes, adjustments to the valuation allowance are charged to our income tax provision in the period in which the determination is made.

As of December 31, 2009, our net deferred tax assets were $297 million before a related valuation allowance of $70 million. As of December 31, 2008, our net deferred tax assets were $173 million before a related valuation allowance of $69 million.

For a more comprehensive list of our accounting policies, see “Item 8. Financial Statements and Supplementary Data — Notes to Consolidated Financial Statements — Note 1.”

New Accounting Pronouncements

Effective July 1, 2009, the Financial Accounting Standards Board’s (“FASB”) Accounting Standards Codification (“ASC”) became the single official source of authoritative, nongovernmental generally accepted accounting principles (“GAAP”) in the U.S. The historical GAAP hierarchy was eliminated and the ASC became the only level of authoritative GAAP, other than guidance issued by the SEC. Our accounting policies were not affected by the conversion to the ASC. However, any references to specific accounting standards have been changed to refer to the appropriate section of the ASC.

Item 7A.	Quantitative and Qualitative Disclosures about Market Risk

We are currently exposed to market risk from changes in foreign currency and changes in interest rates. From time to time, we may enter into derivative financial instrument transactions to manage or reduce our market risk, but we do not enter into derivative transactions for speculative purposes. A discussion of our market risk exposure in these financial instruments follows.

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

In January 2010, the Venezuelan government announced its intention to devalue its currency (“Bolivar”) and move to a two tier exchange structure. The official exchange rate is expected to move from 2.15 to 2.60 for essential goods and 4.30 for non-essential goods and services. While we are still evaluating the impact of these actions, our preliminary assessment of the impact of the devaluation is that we will incur a one-time loss of approximately $50 million in the first quarter of 2010 for the remeasurement of the local balance sheet at the date of the devaluation.

Assets and liabilities of which the functional currency is the local currency are translated into U.S. dollars using the exchange rates in effect at the balance sheet date, resulting in translation adjustments that are reflected as Accumulated Other Comprehensive Income in the shareholders’ equity section on our Consolidated Balance Sheets. A portion of our net assets are impacted by changes in foreign currencies in relation to the U.S. dollar. We recorded a $377 million adjustment to increase our equity account for the year ended December 31, 2009 to reflect the net impact of the weakening of the U.S. dollar against various foreign currencies.

As of December 31, 2009 and 2008, we had several foreign currency forward and option contracts with notional amounts aggregating $1,062 million and $503 million, respectively, which were entered into to hedge exposure to currency fluctuations in various foreign currencies, including, but not limited to, the British pound sterling, the Canadian dollar, the euro and the Norwegian krone. The total estimated fair value of these contracts at December 31, 2009 resulted in a net liability of approximately $9 million and at December 31, 2008, resulted in a liability of approximately $2 million. These derivative instruments were not designated as hedges and the changes in fair value of the contracts are recorded each period in current earnings.

We have cross-currency swaps between the U.S. dollar and Canadian dollar to hedge certain exposures to the Canadian dollar. At December 31, 2009 and 2008, we had notional amounts outstanding of $263 million and $280 million, respectively. The estimated fair value of these contracts at December 31, 2009 and 2008 resulted in a liability of $26 million and an asset of $1 million, respectively. These derivative instruments were not designated as hedges and the changes in fair value of the contracts are recorded each period in current earnings.

Interest Rates

We are subject to interest rate risk on our long-term fixed-interest rate debt and variable-interest rate borrowings. Variable rate debt, where the interest rate fluctuates periodically, exposes us to short-term changes in market interest rates. Fixed rate debt, where the interest rate is fixed over the life of the instrument, exposes us to changes in market interest rates reflected in the fair value of the debt and to the risk that we may need to refinance maturing debt with new debt at a higher rate. All other things being equal, the fair value of our fixed rate debt will increase or decrease as interest rates change.

Our long-term borrowings that were outstanding at December 31, 2009 and 2008 subject to interest rate risk consist of the following:

	December 31,
	2009		2008
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
		(In millions)

6.625% Senior Notes due 2011	$353	$380	$354	$330
5.95% Senior Notes due 2012	599	648	599	585
5.15% Senior Notes due 2013	511	526	511	463
4.95% Senior Notes due 2013	253	263	254	213
5.50% Senior Notes due 2016	360	351	349	306
6.35% Senior Notes due 2017	600	647	600	513
6.00% Senior Notes due 2018	498	514	498	456
9.625% Senior Notes due 2019	1,034	1,236	—	—
6.50% Senior Notes due 2036	596	574	596	495
6.80% Senior Notes due 2037	298	303	298	227
7.00% Senior Notes due 2038	498	517	498	394
9.875% Senior Notes due 2039	247	326	—	—

We have various other long-term debt instruments of $18 million at December 31, 2009, but believe the impact of changes in interest rates in the near term will not be material to these instruments. The carrying value of our short-term borrowings of $852 million at December 31, 2009 approximates their fair value.

As it relates to our variable rate debt, if market interest rates average 1% more in 2010 than the rates as of December 31, 2009, interest expense for 2010 would increase by $9 million. This amount was determined by calculating the effect of the hypothetical interest rate on our variable rate debt. This sensitivity analysis assumes there are no changes in our financial structure.

Interest Rate Swaps and Derivatives

We manage our debt portfolio to achieve an overall desired position of fixed and floating rates and may employ interest rate swaps as a tool to achieve that goal. The major risks from interest rate derivatives include changes in the interest rates affecting the fair value of such instruments, potential increases in interest expense due to market increases in floating interest rates and the creditworthiness of the counterparties in such transactions. The counterparties to our interest rate swaps are multinational commercial banks. In light of events in the global credit markets and the potential impact of these events on the liquidity of the banking industry, we continue to monitor the creditworthiness of our counterparties.

We use interest rate swaps to take advantage of available short-term interest rates. Amounts received upon termination of the swaps represent the fair value of the agreements at the time of termination and are recorded as an adjustment to the carrying value of the related debt. These amounts are being amortized as a reduction to interest expense over the remaining term of the debt.

In August 2009, we entered into interest rate swap agreements to pay a variable interest rate and receive a fixed interest rate with an aggregate notional amount of $1.2 billion against our 5.15%, 5.50% and 9.625% Senior Notes. These swaps were designed as fair value hedges and were terminated in December 2009. As a result of these terminations, we received a cash settlement of $53 million. In addition, we received $11 million in interest payments while the interest rate swaps were open. The gains associated with these interest rate swap terminations have been deferred and will be amortized over the remaining term of our 5.15%, 5.50% and 9.625% Senior Notes.

In December 2008, we entered into an interest rate swap agreement on an aggregate notional amount of $150 million against one of our revolving credit facilities. This agreement matured in June 2009.

Upon completion of the long-term debt offering in March 2008, we entered into interest rate swap agreements on an aggregate notional amount of $500 million against our 5.15% Senior Notes. These swaps were designed as fair value hedges and were terminated in December 2008. As a result of these terminations, we received cash proceeds, net of accrued interest, of $12 million. The gain associated with this interest rate swap termination has been deferred and is being amortized over the remaining term of the 5.15% Senior Notes.

We have no interest rate swaps outstanding at December 31, 2009. As of December 31, 2009 and 2008, we had net unamortized gains of $68 million and $21 million, respectively, associated with interest rate swap terminations.

Item 8.	Financial Statements and Supplementary Data

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting as such term is defined in the Securities Exchange Act of 1934 Rule 13a-15(f). The Company’s internal controls were designed to provide reasonable assurance as to the reliability of its financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2009. In making its assessment, management has utilized the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework. Based on this assessment, management concluded that as of December 31, 2009 the Company’s internal control over financial reporting is effective.

The effectiveness of the Company’s internal control over financial reporting as of December 31, 2009, has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report which appears herein.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of
Weatherford International Ltd. and subsidiaries

We have audited Weatherford International Ltd.’s internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Weatherford International Ltd.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, Weatherford International Ltd. and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2009 based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Weatherford International Ltd. and subsidiaries as of December 31, 2009 and 2008, and the related consolidated statements of income, shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2009 of Weatherford International Ltd. and subsidiaries and our report dated March 1, 2010 expressed an unqualified opinion thereon.

/s/  Ernst & Young LLP
Houston, Texas
March 1, 2010

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of
Weatherford International Ltd. and subsidiaries

We have audited the accompanying consolidated balance sheets of Weatherford International Ltd. and subsidiaries as of December 31, 2009 and 2008, and the related consolidated statements of income, shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2009. Our audits also included the financial statement schedule listed in the Index at Item 15. These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Weatherford International Ltd. and subsidiaries at December 31, 2009 and 2008, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2009, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

As discussed in Note 1 to the consolidated financial statements, the Company changed its method of accounting for noncontrolling interests.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Weatherford International Ltd.’s internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 1, 2010 expressed an unqualified opinion thereon.

/s/  Ernst & Young LLP
Houston, Texas
March 1, 2010

WEATHERFORD INTERNATIONAL LTD. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31,
	2009	2008
	(In thousands, except par value)

Current Assets:
Cash and Cash Equivalents	$252,519	$238,398
Accounts Receivable, Net of Allowance for Uncollectible Accounts of $20,466 in 2009 and $16,425 in 2008	2,504,876	2,442,848
Inventories	2,239,762	2,088,342
Current Deferred Tax Assets	259,077	270,252
Other Current Assets	884,372	530,442

Total Current Assets	6,140,606	5,570,282

Property, Plant and Equipment
Land, Buildings and Leasehold Improvements	976,274	756,416
Rental and Service Equipment	7,534,467	6,246,278
Machinery and Other	1,919,086	1,610,474

	10,429,827	8,613,168
Less: Accumulated Depreciation	3,438,248	2,690,996

	6,991,579	5,922,172

Goodwill	4,156,105	3,530,915
Other Intangible Assets	778,786	701,483
Equity Investments	542,667	515,770
Other Assets	256,440	235,891

Total Assets	$18,866,183	$16,476,513

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Short-term Borrowings and Current Portion of Long-term Debt	$869,581	$1,255,947
Accounts Payable	1,002,359	886,104
Accrued Salaries and Benefits	274,199	257,016
Other Current Liabilities	650,749	623,026

Total Current Liabilities	2,796,888	3,022,093
Long-term Debt	5,847,258	4,564,255
Other Liabilities	423,333	484,866

Total Liabilities	9,067,479	8,071,214

Shareholders’ Equity:
Shares, CHF 1.16 Par Value, Authorized 1,093,303 Shares, Conditionally Authorized 364,434 Shares, Issued 758,447 Shares at December 31, 2009, Common Shares, $1 Par Value, Authorized 1,000,000 Shares, Issued 728,689 Shares at December 31, 2008	761,077	728,689
Capital in Excess of Par Value	4,642,800	4,059,112
Treasury Shares, at Cost	(616,048)	(759,477)
Retained Earnings	4,817,101	4,563,335
Accumulated Other Comprehensive Income (Loss)	114,742	(266,761)

Weatherford Shareholders’ Equity	9,719,672	8,324,898
Noncontrolling Interests	79,032	80,401

Total Shareholders’ Equity	9,798,704	8,405,299

Total Liabilities and Shareholders’ Equity	$18,866,183	$16,476,513

The accompanying notes are an integral part of these consolidated financial statements.

WEATHERFORD INTERNATIONAL LTD. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

	Year Ended December 31,
	2009	2008	2007
	(In thousands, except per share amounts)

Revenues:
Products	$2,921,174	$3,564,636	$2,983,427
Services	5,905,759	6,035,928	4,848,635

	8,826,933	9,600,564	7,832,062
Costs and Expenses:
Cost of Products	2,311,068	2,555,965	2,087,296
Cost of Services	4,152,268	3,686,495	2,970,314
Research and Development	194,650	192,659	169,317
Selling, General and Administrative Attributable to Segments	1,241,920	1,081,165	850,359
Corporate General and Administrative	223,172	187,075	130,440
Gain on Sale of Subsidiary	—	(81,344)	—

	8,123,078	7,622,015	6,207,726

Operating Income	703,855	1,978,549	1,624,336
Other Income (Expense):
Interest Expense, Net	(366,748)	(243,679)	(171,281)
Other, Net	(37,633)	(44,956)	(8,569)

Income from Continuing Operations Before Income Taxes	299,474	1,689,914	1,444,486
Provision for Income Taxes	(19,549)	(249,561)	(332,760)

Income from Continuing Operations, Net of Taxes	279,925	1,440,353	1,111,726
Loss from Discontinued Operation, Net of Taxes	—	(12,928)	(21,369)

Net Income	279,925	1,427,425	1,090,357
Net Income Attributable to Noncontrolling Interests	(26,159)	(34,272)	(19,751)

Net Income Attributable to Weatherford	$253,766	$1,393,153	$1,070,606

Basic Earnings Per Share Attributable to Weatherford:
Income from Continuing Operations	$0.35	$2.06	$1.61
Loss from Discontinued Operation	—	(0.02)	(0.03)

Net Income	$0.35	$2.04	$1.58

Diluted Earnings Per Share Attributable to Weatherford:
Income from Continuing Operations	$0.35	$2.01	$1.57
Loss from Discontinued Operation	—	(0.02)	(0.03)

Net Income	$0.35	$1.99	$1.54

Amounts Attributable to Weatherford:
Income from Continuing Operations, Net of Taxes	$253,766	$1,406,081	$1,091,975
Loss from Discontinued Operation, Net of Taxes	—	(12,928)	(21,369)

Net Income	$253,766	$1,393,153	$1,070,606

Weighted Average Shares Outstanding:
Basic	714,981	682,704	677,032
Diluted	723,449	698,178	695,516

The accompanying notes are an integral part of these consolidated financial statements.

WEATHERFORD INTERNATIONAL LTD. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

				Accumulated
		Capital In		Other			Total
	Issued	Excess of Par	Retained	Comprehensive	Treasury	Noncontrolling	Shareholders’
	Shares	Value	Earnings	Income (Loss)	Shares	Interests	Equity
				(In thousands)

Balance at December 31, 2006	$723,842	$3,913,613	$2,099,307	$119,153	$(681,116)	$23,038	$6,197,837
Comprehensive Income:
Net Income	—	—	1,070,606	—	—	19,751	1,090,357
Foreign Currency Translation Adjustment	—	—	—	334,217	—	—	334,217
Defined Benefit Pension Plans, Net of Tax	—	—	—	(15,736)	—	—	(15,736)
Other, Net of Tax	—	—	—	154	—	—	154

Comprehensive Income			1,070,606	318,635		19,751	1,408,992
Dividends Paid to Noncontrolling Interests	—	—	—	—	—	(14,350)	(14,350)
Purchase of Treasury Shares	—	—	—	—	(246,190)	—	(246,190)
Equity Awards Granted, Vested and Exercised	3,362	52,031	—	—	2,733	—	58,126
Excess Tax Benefit of Share-Based Compensation Plans	—	28,895	—	—	—	—	28,895
Other	—	1,208	269	—	371	4,888	6,736

Balance at December 31, 2007	727,204	3,995,747	3,170,182	437,788	(924,202)	33,327	7,440,046
Comprehensive Income:
Net Income	—	—	1,393,153	—	—	34,272	1,427,425
Foreign Currency Translation Adjustment	—	—	—	(682,669)	—	—	(682,669)
Deferred Loss on Derivative Instruments	—	—	—	(12,576)	—	—	(12,576)
Defined Benefit Pension Plans, Net of Tax	—	—	—	(9,788)	—	—	(9,788)
Other, Net of Tax	—	—	—	484	—	—	484

Comprehensive Income			1,393,153	(704,549)		34,272	722,876
Sale of Subsidiary Shares to Noncontrolling Interests	—	—	—	—	—	27,156	27,156
Dividends Paid to Noncontrolling Interests	—	—	—	—	—	(18,903)	(18,903)
Shares Issued for Acquisitions	—	(38,683)	—	—	168,817	—	130,134
Equity Awards Granted, Vested and Exercised	1,433	102,019	—	—	(2,331)	—	101,121
Excess Tax Benefit of Share-Based Compensation Plans	—	10,032	—	—	—	—	10,032
Other	52	(10,003)	—	—	(1,761)	4,549	(7,163)

Balance at December 31, 2008	728,689	4,059,112	4,563,335	(266,761)	(759,477)	80,401	8,405,299
Comprehensive Income:
Net Income	—	—	253,766	—	—	26,159	279,925
Foreign Currency Translation Adjustment	—	—	—	377,313	—	—	377,313
Defined Benefit Pension Plans, Net of Tax	—	—	—	3,580	—	—	3,580
Other, Net of Tax	—	—	—	610	—	—	610

Comprehensive Income			253,766	381,503		26,159	661,428
Dividends Paid to Noncontrolling Interests	—	—	—	—	—	(30,464)	(30,464)
Shares Issued for Acquisitions	32,208	522,657	—	—	118,181	—	673,046
Equity Awards Granted, Vested and Exercised	—	66,786	—	—	24,817	—	91,603
Excess Tax Benefit of Share-Based Compensation Plans	—	4,197	—	—	—	—	4,197
Other	180	(9,952)	—	—	431	2,936	(6,405)

Balance at December 31, 2009	$761,077	$4,642,800	$4,817,101	$114,742	$(616,048)	$79,032	$9,798,704

The accompanying notes are an integral part of these consolidated financial statements.

WEATHERFORD INTERNATIONAL LTD. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2009	2008	2007
		(In thousands)

Cash Flows From Operating Activities:
Net Income	$279,925	$1,427,425	$1,090,357
Adjustments to Reconcile Net Income to Net Cash Provided by Operating Activities:
Depreciation and Amortization	906,697	731,808	606,226
Gain on Sale of Assets and Businesses, Net	(13,841)	(110,326)	(41,185)
Fair Value Adjustments on Contingent Consideration	(21,073)	—	—
Loss from Discontinued Operation	—	12,928	21,369
Employee Share-Based Compensation Expense	110,359	101,416	64,901
Excess Tax Benefits from Share-Based Compensation	(4,197)	(10,032)	(28,895)
Deferred Income Tax Provision (Benefit)	(110,326)	(80,692)	28,873
Other, Net	(17,507)	(12,587)	4,608
Change in Operating Assets and Liabilities, Net of Effect of Businesses Acquired:
Accounts Receivable	100,205	(461,239)	(296,120)
Inventories	(46,030)	(581,981)	(417,305)
Other Current Assets	(312,950)	(168,140)	(45,794)
Accounts Payable	41,277	230,596	74,815
Other Current Liabilities	(178,751)	62,715	(108,362)
Other, Net	(119,466)	(31,104)	(70,833)

Net Cash Provided by Operating Activities-Continuing Operations	614,322	1,110,787	882,655
Net Cash Used by Operating Activities-Discontinued Operation	—	(6,219)	(10,149)

Net Cash Provided by Operating Activities	614,322	1,104,568	872,506

Cash Flows from Investing Activities:
Acquisitions of Businesses, Net of Cash Acquired	(9,695)	(798,530)	(275,149)
Capital Expenditures for Property, Plant and Equipment for Continuing Operations	(1,569,477)	(2,484,163)	(1,635,041)
Acquisition of Intellectual Property	(34,210)	(24,079)	(23,035)
Acquisition of Equity Investments in Unconsolidated Affiliates	(26,999)	(11,568)	(335,220)
Proceeds from Sale of Assets and Businesses, Net	123,445	297,285	84,476
Other Investing Activities	—	—	(38,500)

Net Cash Used by Investing Activities-Continuing Operations	(1,516,936)	(3,021,055)	(2,222,469)
Net Cash Provided (Used) by Investing Activities-Discontinued Operation	—	11,000	(10,579)

Net Cash Used by Investing Activities	(1,516,936)	(3,010,055)	(2,233,048)

Cash Flows From Financing Activities:
Borrowings of (Repayments on) Short-term Debt, Net	(392,920)	477,821	117,865
Borrowings of Long-term Debt	1,240,300	1,498,874	1,488,934
Repayments on Long-term Debt	(13,714)	(20,541)	(18,171)
Purchase of Treasury Shares	—	—	(246,190)
Proceeds from Exercise of Stock Options	5,721	9,942	34,192
Excess Tax Benefits from Share-Based Compensation	4,197	10,032	28,895
Proceeds from Interest Rate Derivatives	63,544	(638)	—
Other Financing Activities, Net	(973)	2,041	(3,896)

Net Cash Provided by Financing Activities-Continuing Operations	906,155	1,977,531	1,401,629
Net Cash Provided by Financing Activities-Discontinued Operation	—	—	—

Net Cash Provided by Financing Activities	906,155	1,977,531	1,401,629

Effect of Exchange Rate Changes on Cash and Cash Equivalents	10,580	(4,360)	3,340
Net Increase in Cash and Cash Equivalents	14,121	67,684	44,427
Cash and Cash Equivalents at Beginning of Year	238,398	170,714	126,287

Cash and Cash Equivalents at End of Year	$252,519	$238,398	$170,714

The accompanying notes are an integral part of these consolidated financial statements.

WEATHERFORD INTERNATIONAL LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Summary of Significant Accounting Policies

Basis of Presentation

In February 2009, Weatherford International Ltd., a Bermuda exempted company (“Weatherford Bermuda”) became a wholly-owned subsidiary of Weatherford International Ltd., a Swiss joint stock corporation (“Weatherford Switzerland”) for purposes of changing the Company’s place of incorporation from Bermuda to Switzerland (collectively, the “Transaction”). Pursuant to the transaction, each common share, par value U.S. $1.00 per share, of Weatherford Bermuda was exchanged for one registered share, par value 1.16 Swiss francs (“CHF”) per share, of Weatherford Switzerland.

Principles of Consolidation

The consolidated financial statements include the accounts of Weatherford International Ltd., all majority-owned subsidiaries, all controlled joint ventures and variable interest entities where the Company has determined it is the primary beneficiary (collectively, “the Company”). When referring to Weatherford and using phrases such as “we” ,“us,” and “our,” the intent is to refer to Weatherford International Ltd. and its subsidiaries as a whole or on a regional basis, depending on the context in which the statements are made.

Investments in affiliates in which we exercise significant influence over operating and financial policies are accounted for using the equity method. All material intercompany accounts and transactions have been eliminated in consolidation.

Nature of Operations

We are one of the largest global providers of innovative mechanical solutions, technology and services for the drilling and production sectors of the oil and natural gas industry.

Reclassifications

Certain reclassifications have been made to conform prior year financial information to the current period presentation.

Correction of an Immaterial Error in the Financial Statements

We have corrected our historical consolidated financial statements for the year ended December 31, 2008 for the impact of an error in accounting for deferred taxes totaling $39 million. The result of this correction was an increase of net income by the same amount. This error was identified in 2009 through the operation of our internal controls over financial reporting as it relates to our tax provision system. Using the guidance of Staff Accounting Bulletin No. 99, “Materiality” and Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements,” the determination to correct these consolidated financial statements was made as a result of our assessment that these items, although immaterial to the consolidated financial statements for the year ended December 31, 2008, would be considered material to the consolidated financial statements for the year ended December 31, 2009.

The information included in this Form 10-K sets forth the effects of this correction on the previously reported financial statements of operations for the year ended December 31, 2008.

WEATHERFORD INTERNATIONAL LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following tables represent the effect of this correction on the Consolidated Statements of Operations for the year ended December 31, 2008:

	As Previously
	Reported	Adjustment	As Adjusted
	(In thousands, except per share amounts)

Provision for taxes	$(288,811)	$39,250	$(249,561)
Net Income Attributable to Weatherford	1,366,831	39,250	1,406,081
Net Income	1,388,175	39,250	1,427,425
Net Income Attributable to Weatherford	1,353,903	39,250	1,393,153
Basic Earnings per Share Attributable to Weatherford:
Income from Continuing Operations	$2.00	$0.06	$2.06
Net Income	1.98	0.06	2.04
Diluted Earnings per Share Attributable to Weatherford:
Income from Continuing Operations	$1.96	$0.05	$2.01
Net Income	1.94	0.05	1.99

The following table presents the effect of this correction on the Consolidated Balance Sheet at December 31, 2008:

	As Previously
	Reported	Adjustments	As Adjusted
	(In thousands)

Selected Balance Sheet Data:
Deferred Tax Liabilities	$228,576	$(39,250)	$189,326
Total Liabilities	8,110,464	(39,250)	8,071,214
Retained Earnings	4,524,085	39,250	4,563,335
Weatherford’s Shareholders’ Equity	8,285,648	39,250	8,324,898

The correction had no net effect on operating cash flows for the year ended December 31, 2008. The following table presents the effect to the individual line items within operating cash flows on the Consolidated Statements of Cash Flows for the year ended December 31, 2008:

	As Previously
	Reported	Adjustment	As Adjusted
	(In thousands)

Selected Cash Flow Data:
Net Income	$1,388,175	$39,250	$1,427,425
Deferred Income Tax Benefit	(41,442)	(39,250)	(80,692)

Discontinued Operation

In June 2007, our management approved a plan to sell our oil and gas development and production business. The business was historically included in our North America and Europe/West Africa/FSU segments. The results of operations, financial position and cash flows of the business have been reflected in the consolidated financial statements and notes as a discontinued operation for the years ended December 31, 2008 and 2007. We finalized the divestiture of the business in 2008.

Use of Estimates

The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at

WEATHERFORD INTERNATIONAL LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

the date of the financial statements and the reported amounts of revenues and expenses during the reporting period and disclosure of contingent liabilities. On an ongoing basis, we evaluate our estimates, including those related to uncollectible accounts receivable, lower of cost or market value of inventories, equity investments, intangible assets and goodwill, property, plant and equipment, income taxes, percentage-of-completion accounting for long-term contracts, self-insurance, pension and postretirement benefit plans and contingent liabilities. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities not readily apparent from other sources. Actual results could differ from those estimates.

Cash and Cash Equivalents

We consider all highly liquid investments with original maturities of three months or less to be cash equivalents.

Accounts Receivable and Allowance for Uncollectible Accounts

Accounts receivable are stated at the historical carrying amount net of allowances for uncollectible accounts. We establish an allowance for uncollectible accounts based on specific customer collection issues we have identified. Uncollectible accounts receivable are written off when a settlement is reached for an amount less than the outstanding historical balance or when we determine the balance will not be collected.

Major Customers and Credit Risk

Substantially all of our customers are engaged in the energy industry. This concentration of customers may impact our overall exposure to credit risk, either positively or negatively, in that customers may be similarly affected by changes in economic and industry conditions. We perform ongoing credit evaluations of our customers and do not generally require collateral in support of our trade receivables. We maintain reserves for potential credit losses, and actual losses have historically been within our expectations. International sales also present various risks, including risks of war, civil disturbances and governmental activities that may limit or disrupt markets, restrict the movement of funds, result in the deprivation of contract rights or the taking of property without fair consideration. Most of our international sales, however, are to large international or national companies. Revenue from Petroleos Mexicanos (“Pemex”) accounted for approximately 13% of our revenues during 2009 and is included in our Latin America segment (see Note 19). No other individual customer accounted for more than 10% of our consolidated revenues. During 2008 and 2007, no individual customer accounted for more than 10% of our consolidated revenues.

Inventories

We value our inventories at lower of cost or market using either the first-in, first-out (“FIFO”) or average cost methods. Cost represents third-party invoice or production cost. Production cost includes material, labor and manufacturing overhead.

Property, Plant and Equipment

We carry our property, plant and equipment, both owned and under capital lease, at cost less accumulated depreciation. The carrying values are based on our estimates and judgments relative to capitalized costs, useful lives and salvage value, where applicable. We expense maintenance and repairs as incurred. We capitalize expenditures for renewals, replacements and improvements. We depreciate our fixed assets on a straight-line basis over their estimated useful lives, allowing for salvage value where applicable. Our depreciation expense for the years ended

WEATHERFORD INTERNATIONAL LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

December 31, 2009, 2008 and 2007 was $826 million, $669 million and $553 million, respectively. The estimated useful lives of our major classes of property, plant and equipment are as follows:

Estimated
Useful Lives

Buildings and leasehold improvements	10-40 years or lease term
Rental and service equipment	2-20 years
Machinery and other	2-12 years

We classify our rig assets as Rental and Service Equipment on the Consolidated Balance Sheets.

Goodwill and Indefinite-Lived Intangible Assets

We test for the impairment of goodwill and other intangible assets with indefinite lives on at least an annual basis. Our goodwill impairment test involves a comparison of the fair value of each of our reporting units with its carrying amount. Our indefinite-lived asset impairment test involves a comparison of the fair value of the intangible asset and its carrying value. Fair value is estimated using discounted cash flows using a discount rate adjusted for the credit risk of the regional reporting unit tested. If the fair value is less than the carrying value, the asset is considered impaired. The amount of the impairment, if any, is then determined based on an allocation of the reporting unit fair values to individual assets and liabilities.

Intangible Assets

Our intangible assets, excluding goodwill, are acquired technology, licenses, patents, customer relationships and other identifiable intangible assets. Intangible assets are amortized on a straight-line basis over their estimated economic lives generally ranging from two to 20 years, except for intangible assets with indefinite lives, which are not amortized. As many areas of our business rely on patents and proprietary technology, we seek patent protection both inside and outside the U.S. for products and methods that appear to have commercial significance. We capitalize patent defense costs when we determine that a successful defense is probable.

Long-Lived Assets

We review our long-lived assets to determine whether any events or changes in circumstances indicate the carrying amount of the assets may not be recoverable. Factors that might indicate a potential impairment may include, but are not limited to, significant decreases in the market value of the long-lived asset, a significant change in the long-lived asset’s physical condition, a change in industry conditions or a reduction in cash flows associated with the use of the long-lived asset. If these or other factors indicate the carrying amount of the asset may not be recoverable, we determine whether an impairment has occurred through analysis of undiscounted cash flow of the asset at the lowest level that has an identifiable cash flow. If an impairment has occurred, we recognize a loss for the difference between the carrying amount and the fair value of the asset. We measure the fair value of the asset using market prices or, in the absence of market prices, based on an estimate of discounted cash flows. Cash flows are generally discounted using an interest rate commensurate with a weighted average cost of capital for a similar asset.

Pension and Postretirement Benefit Plans

We have defined benefit pension and other postretirement benefit plans covering certain of our employees. Costs of the plan are charged to income and consist of several components, known collectively as net periodic pension cost, which are based on various actuarial assumptions regarding future experience of the plans. Amounts recorded for these defined benefit plans reflect estimates related to future interest rates, investment rates of return, employee turnover and wage increases. We review all assumptions and estimates on an ongoing basis. As of December 31, 2009 and 2008, we have recognized the overfunded or underfunded status of our plans as an asset or liability in the Consolidated Balance Sheets.

WEATHERFORD INTERNATIONAL LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Research and Development Expenditures

Research and development expenditures are expensed as incurred.

Environmental Expenditures

Environmental expenditures that relate to the remediation of an existing condition caused by past operation and that do not contribute to future revenues are expensed. Liabilities for these expenditures are recorded when it is probable that obligations have been incurred and costs can be reasonably estimated. Estimates are based on available facts and technology, enacted laws and regulations and our prior experience in remediation of contaminated sites.

Insurance

We are self-insured up to certain retention limits for general liability, vehicle liability, group medical and for workers’ compensation claims for certain of our employees. The amounts in excess of the self-insured levels are fully insured, up to a limit. Self-insurance accruals are based on claims filed and an estimate for significant claims incurred but not reported.

Derivative Financial Instruments

We record derivative instruments at fair value in the balance sheet as either an asset or a liability. Changes in the fair value of derivatives are recorded each period in current earnings or other comprehensive income, depending on whether the derivative is designated as part of a hedge relationship, and if so, the type of hedge transaction. Any gain or loss associated with the termination of an interest rate swap that was accounted for as a hedge instrument is deferred and amortized as an adjustment to interest expense over the remaining debt term.

Foreign Currency

Results of operations for our foreign subsidiaries with functional currencies other than the U.S. dollar are translated using average exchange rates during the period. Assets and liabilities of these foreign subsidiaries are translated using the exchange rates in effect at the balance sheet dates, and the resulting translation adjustments are included as Accumulated Other Comprehensive Income, a component of shareholders’ equity.

For our non-U.S. subsidiaries where the functional currency is the U.S. dollar, inventories, property, plant and equipment and other non-monetary assets and liabilities, together with their related elements of expense or income, are translated at historical exchange rates. All other assets and liabilities are translated at current exchange rates. All other revenues and expenses are translated at average exchange rates. Translation gains and losses for these subsidiaries are recognized in our results of operations during the period incurred. The gain or loss related to individual foreign currency transactions are included in results of operations when incurred. These currency gains and losses are included in Other, Net in our Consolidated Statements of Income.

Employee Share-Based Compensation

We account for all share-based payment awards, including shares issued under employee stock purchase plans, stock options, restricted stock and stock appreciation rights by measuring the fair value of employee stock-based awards granted at the grant date and recognizing it as an expense over the service period, which is usually the vesting period.

Income Taxes

Income taxes have been provided based upon the tax laws and rates in the countries in which our operations are conducted and income is earned. Deferred tax assets and liabilities are recognized for the future tax consequences

WEATHERFORD INTERNATIONAL LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. A valuation allowance for deferred tax assets is recorded when it is more likely than not that some or all of the benefit from the deferred tax asset will not be realized. The impact of an uncertain tax position taken or expected to be taken on an income tax return are recognized in the financial statements at the largest amount that is more likely than not to be sustained upon examination by the relevant taxing authority.

Revenue Recognition

Revenue is recognized when all of the following criteria have been met: a) evidence of an arrangement exists, b) delivery to and acceptance by the customer has occurred, c) the price to the customer is fixed or determinable and d) collectability is reasonably assured.

Both contract drilling and pipeline service revenue is contractual by nature and both are day-rate based contracts. We recognize revenue for these contracts based on the criteria outlined above, which is consistent with our other product offerings.

From time to time, we may receive revenues for preparation and mobilization of equipment and personnel. In connection with new drilling contracts, revenues earned and incremental costs incurred directly related to preparation and mobilization are deferred and recognized over the primary contract term of the project using the straight-line method. Costs of relocating equipment without contracts to more promising market areas are expensed as incurred. Demobilization fees received are recognized, along with any related expenses, upon completion of contracts.

We incur rebillable expenses including shipping and handling, third-party inspection and repairs, and custom and duties. We recognize the revenue associated with these rebillable expenses as Products Revenues and all related costs as Cost of Products in the accompanying Consolidated Statements of Income.

Percentage of Completion

Revenue from long-term contracts, primarily for our integrated project management services, is reported on the percentage-of-completion method of accounting. This method of accounting requires us to calculate contract profit to be recognized in each reporting period for each contract based upon our projections of future outcomes, which include:

•	estimates of the total cost to complete the project;

•	estimates of project schedule and completion date;

•	estimates of the extent of progress toward completion; and

•	amounts of any change orders or claims included in revenue.

Measurements of progress are generally output based related to physical progress. At the outset of each contract, we prepare a detailed analysis of our estimated cost to complete the project. Risks related to service delivery, usage, productivity, and other factors are considered in the estimation process. We periodically evaluate the estimated costs, claims, change orders, and percentage of completion at the contract level. The recording of profits and losses on long-term contracts requires an estimate of the total profit or loss over the life of each contract. This estimate requires consideration of total contract value, change orders, and claims, less costs incurred and estimated costs to complete. Anticipated losses on contracts are recorded in full in the period in which they become evident. Profits are recorded based upon the total estimated contract profit times the current percentage complete for the contract.

WEATHERFORD INTERNATIONAL LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Earnings per Share

Basic earnings per share for all periods presented equals net income divided by the weighted average number of our shares outstanding during the period. Diluted earnings per share is computed by dividing net income by the weighted average number of our shares outstanding during the period, adjusted for the dilutive effect of our stock option and restricted share plans and our outstanding warrants. The diluted earnings per share calculation excludes seven million potential shares for the year ended December 31, 2009 and six million potential shares for the year ended December 31, 2008, due to their antidilutive effect. Antidilutive potential shares were not significant for the year ended December 31, 2007.

We adopted new accounting guidance related to determining whether instruments granted in share-based payment transactions are participating securities, effective January 1, 2009. Under this guidance, unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents, whether paid or unpaid, are participating securities and are included in the computation of earnings per share following the two-class method. Accordingly, we now include our restricted share awards that contain the right to vote and receive dividends in the computation of both basic and diluted earnings per share. This guidance has not been applied to prior periods as the impact is immaterial.

In 2008, our Board of Directors approved a two-for-one share split of our shares effected through a share dividend. Shareholders of record on May 9, 2008 were entitled to the dividend, which was distributed on May 23, 2008. All share and option amounts included in the accompanying consolidated financial statements and related notes reflect the effect of the share split.

The following reconciles basic and diluted weighted average of shares outstanding:

	Year Ended December 31,
	2009	2008	2007
	(In thousands)

Basic weighted average shares outstanding	714,981	682,704	677,032
Dilutive effect of:
Warrants	1,858	5,720	5,570
Stock option and restricted share plans	6,610	9,754	12,914

Diluted weighted average shares outstanding	723,449	698,178	695,516

New Accounting Pronouncements

Effective July 1, 2009, the Financial Accounting Standards Board’s (“FASB”) Accounting Standards Codification (“ASC”) became the single official source of authoritative, nongovernmental generally accepted accounting principles (“GAAP”) in the U.S. The historical GAAP hierarchy was eliminated and the ASC became the only level of authoritative GAAP, other than guidance issued by the SEC. Our accounting policies were not affected by the conversion to the ASC. However, any references to specific accounting standards in the footnotes to our consolidated financial statements have been changed to refer to the appropriate section of the ASC, when necessary.

Effective January 1, 2009, we adopted a new standard for the accounting and reporting of ownership interests in subsidiaries held by parties other than the parent, the amount of consolidated net income attributable to the parent and to the noncontrolling interest, changes in a parent’s ownership interest and the valuation of retained noncontrolling equity investments when a subsidiary is deconsolidated. The statement also establishes reporting requirements that provide sufficient disclosures that clearly identify and distinguish between the interest of the parent and the interest of the noncontrolling owners. This standard changed the accounting for and reporting of minority interest (now called noncontrolling interest) in the consolidated financial statements. Upon adoption, certain prior period amounts were reclassified to conform to the current period financial statement presentation.

WEATHERFORD INTERNATIONAL LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

2.	Business Combinations

Effective January 1, 2009, we adopted a new standard on accounting for business combinations. This standard established principles and requirements for how a company recognizes assets acquired, liabilities assumed, contingencies and contingent consideration measured at fair value at the acquisition date. The statement also establishes disclosure requirements which will enable users to evaluate the nature and financial effect of the business combination.

We have acquired businesses we feel are important to our long-term growth strategy. Results of operations for acquisitions are included in the accompanying Consolidated Statements of Income from the date of acquisition. The balances included in the Consolidated Balance Sheets related to recent acquisitions are based on preliminary information and are subject to change when final asset valuations are obtained and the potential for liabilities has been evaluated. Purchase price is allocated to the net assets acquired based upon their estimated fair values at the date of acquisition.

In July 2009, we acquired the Oilfield Services Division (“OFS”) of TNK-BP. In this transaction, we acquired drilling, well workover and cementing services operations in West Siberia, East Siberia and the Volga-Urals region. We issued 24.3 million shares valued at approximately $450 million and expect to pay $45 million in additional cash consideration related to working capital adjustments during the first quarter of 2010. In addition, if TNK-BP sells the shares it received in consideration for the transaction for a price less than $18.50 per share prior to June 29, 2010, we are obligated to pay TNK-BP additional consideration in an amount equal to the difference between the price at which the shares were sold and $18.50. We will pay any additional consideration in cash or, at our option in certain instances, in additional shares following such date. We made a preliminary allocation of the purchase price as of the date of the acquisition. We will continue to adjust the allocations until final valuation of the assets and liabilities are completed.

The new accounting guidance adopted on business combinations requires contingent consideration to be recognized at its acquisition date fair value. Based on the terms of the arrangement, we classified the contingent consideration as a liability. This new guidance requires such liabilities to be remeasured to fair value at each reporting date until the contingency is resolved, with changes in fair value being recognized in earnings. We estimated the fair value of the contingent consideration for the OFS acquisition at the date of acquisition to be a liability of $84 million. This liability was estimated to have a fair value of $63 million at December 31, 2009, resulting in the recognition of a $21 million gain during 2009. This gain was recorded in the Selling, General and Administrative Attributable to Segments line in the Consolidated Statements of Income. The valuation of the contingent consideration was determined using a lattice-based model incorporating the term of the contingency, the price of our shares over the relevant periods and the volatility of our stock price.

In November 2008, we acquired a group of affiliated companies in Latin America, which provide project management services, drilling fluids, contract drilling and environmental services in that region. Consideration for the transaction totaled approximately $160 million, which was comprised of approximately six million shares valued at approximately $65 million, non-cash consideration of approximately $75 million and cash of approximately $20 million. An additional $65 million in cash consideration for this acquisition is contingent on the occurrence of future events and circumstances and will be recorded by us when and if these events occur.

WEATHERFORD INTERNATIONAL LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

In August 2008, we acquired International Logging, Inc. (“ILI”), a provider of surface logging and formation and evaluation and drilling related services for approximately $400 million. We allocated approximately $140 million of the purchase price to intangible assets (See Note 8).

We also acquired various other businesses during the years ended December 31, 2009, 2008 and 2007 for cash consideration of approximately $54 million, $380 million and $253 million, respectively. In addition, other 2009 acquisitions included the issuance of approximately 11 million shares valued at $222 million and other 2008 acquisitions included the issuance of approximately two million shares valued at approximately $65 million.

3.	Equity Investment Acquisition

We acquired a 33% ownership interest in Premier Business Solutions (“PBS”) in June 2007 for approximately $330 million. PBS conducts business in Russia and is an electric submersible pump manufacturer. In January 2008, we sold our electrical submersible pumps (“ESP”) product line to PBS and received a combination of cash and an additional equity investment in PBS in consideration of the sale. This transaction increased our ownership percentage to approximately 40%. In September 2009, we converted a $38 million note plus accrued interest due from PBS for an additional equity investment. Our ownership percentage was unchanged as the other joint venture partner also converted its notes receivable for an additional equity investment.

4.	Discontinued Operation

In June 2007, our management approved a plan to sell our oil and gas development and production business. We finalized the divestiture of the business in 2008. The results of operations, financial position and cash flows of the business have been reflected in the consolidated financial statements as a discontinued operation for the years ended December 31, 2008 and 2007.

Operating results of the oil and gas development and production business were as follows:

	Year Ended December 31,
	2008	2007
	(In thousands)

Revenues	$556	$2,299

Loss Before Income Taxes	$25,811	$30,303
Benefit for Income Taxes	12,883	8,934

Loss from Discontinued Operation, Net of Taxes	$12,928	$21,369

The 2008 loss includes charges of approximately $21 million associated with a settlement of a legal dispute regarding the business. These charges were partially offset by an $11 million gain, net of taxes, recognized upon the finalization of the divestiture. The 2007 loss includes approximately $17 million, net of tax, for asset impairment charges related to write-downs of the operation’s U.S. properties. In addition, we completed the sale of the operation’s international properties in November 2007 and recorded a gain of approximately $5 million, net of tax, in connection with the sale.

5.	Cash Flow Information

Gain on Sales of Assets and Businesses, Net

Gain on sales of assets and businesses, net for the year ended December 31, 2008 of $110 million includes a $19 million write-off of fixed assets resulting from our exit from sanctioned countries, an $81 million gain recognized in connection with the sale of a 50% interest in a subsidiary we control to Qatar Petroleum and $48 million in gains related to our divestiture of other assets and businesses.

WEATHERFORD INTERNATIONAL LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Non-cash Activities

We issued approximately 35 million shares valued at $673 million in connection with acquisitions during the year ended December 31, 2009 and eight million shares valued at approximately $130 million in connection with acquisitions during the year ended December 31, 2008. There were no shares issued in connection with acquisitions during 2007.

During the year ended December 31, 2009, there was non-cash investing activities of approximately $18 million related to stock received in exchange for our sale of a business. During the year ended December 31, 2008, there were non-cash investing activities of approximately $75 million related to our consideration for an acquisition. During the year ended December 31, 2007, there was a non-cash investing activity of $20 million related to a note received in exchange for our sale of a business.

Supplemental Cash Flow Information

Cash paid for interest and income taxes, net of refunds, was as follows:

	Year Ended December 31,
	2009	2008	2007
	(In thousands)

Interest paid, net of capitalized interest	$331,862	$233,468	$184,093
Income taxes paid, net of refunds	389,652	271,418	372,025

6.	Inventories

Inventories by category were as follows:

	December 31,
	2009	2008
	(In thousands)

Raw materials, components and supplies	$328,253	$346,258
Work in process	115,564	152,864
Finished goods	1,795,945	1,589,220

	$2,239,762	$2,088,342

Work in process and finished goods inventories include the cost of materials, labor and plant overhead.

7.	Goodwill

Goodwill is evaluated for impairment on at least an annual basis. We perform our annual goodwill impairment test as of October 1. Our 2009 impairment test indicated goodwill was not impaired. We will continue to test our goodwill annually as of October 1 unless events occur or circumstances change between annual tests that would more likely than not reduce the fair value of a reporting unit below its carrying amount.

Our operating segments consist of the following reporting units:

•	North America — (i) United States and (ii) Canada

•	Middle East/North Africa/Asia — (i) Middle East/North Africa and (ii) Asia Pacific

•	Europe/West Africa/FSU — (i) Europe, (ii) West Africa and (iii) FSU

•	Latin America

WEATHERFORD INTERNATIONAL LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The changes in the carrying amount of goodwill for the two years ended December 31, 2009 were as follows:

		Middle East/	Europe/
	North	North Africa/	West Africa/	Latin
	America	Asia	FSU	America	Total
			(In thousands)

Balance at December 31, 2007	$1,918,411	$604,821	$678,433	$156,825	$3,358,490
Acquisitions	86,037	99,456	169,941	155,098	510,532
Disposals	(4,380)	—	(1,435)	(27)	(5,842)
Purchase price and other adjustments	5,299	(15,847)	5,950	7,766	3,168
Foreign currency translation	(191,657)	(12,872)	(117,959)	(12,945)	(335,433)

Balance at December 31, 2008	1,813,710	675,558	734,930	306,717	3,530,915
Acquisitions	146,504	—	245,571	—	392,075
Disposals	(6,648)	(2,659)	—	(534)	(9,841)
Purchase price and other adjustments	14,000	10,672	8,554	(16)	33,210
Foreign currency translation	129,983	15,325	56,522	7,916	209,746

Balance at December 31, 2009	$2,097,549	$698,896	$1,045,577	$314,083	$4,156,105

8.	Other Intangible Assets, Net

The components of intangible assets were as follows:

	December 31, 2009			December 31, 2008
	Gross			Gross
	Carrying	Accumulated		Carrying	Accumulated
	Amount	Amortization	Net	Amount	Amortization	Net
	(In thousands)

Acquired technology	$410,115	$(109,134)	$300,981	$377,393	$(67,281)	$310,112
Licenses	259,930	(101,884)	158,046	243,741	(87,624)	156,117
Patents	210,702	(68,086)	142,616	172,754	(58,410)	114,344
Customer relationships and contracts	160,556	(35,818)	124,738	98,428	(19,614)	78,814
Other	96,535	(44,130)	52,405	78,024	(35,928)	42,096

	$1,137,838	$(359,052)	$778,786	$970,340	$(268,857)	$701,483

Intangibles obtained through acquisitions are initially recorded at estimated fair value based on preliminary information. Final valuations are obtained within one year from the date of acquisition. During 2008, we allocated value to the intangible assets acquired in the acquisition of ILI based on a valuation performed by a third party. We allocated approximately $100 million to acquired technology and approximately $40 million to customer relationships. The acquired technology and customer relationships are being amortized over estimated useful lives ranging from three to 15 years.

We have trademarks that are considered to have indefinite lives as we have the ability and intent to renew them indefinitely. These trademarks had a carrying value of $20 million and $16 million as of December 31, 2009 and December 31, 2008, respectively, and are included in the Other caption in the table above.

WEATHERFORD INTERNATIONAL LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Amortization expense was $81 million, $63 million and $54 million for the years ended December 31, 2009, 2008 and 2007, respectively. Future estimated amortization expense for the carrying amount of intangible assets as of December 31, 2009 is expected to be as follows (in thousands):

2010	$87,033
2011	84,470
2012	81,496
2013	78,585
2014	72,294

9.	Short-term Borrowings and Current Portion of Long-term Debt

	December 31,
	2009	2008
	(In thousands)

Revolving credit facility	$798,500	$1,068,000
Commercial paper program	—	127,884
Other short-term bank loans	53,007	44,205

Total short-term borrowings	851,507	1,240,089
Current portion of long-term debt	18,074	15,858

Short-term borrowings and current portion of long-term debt	$869,581	$1,255,947

Weighted average interest rate on short-term borrowings outstanding at end of year	1.39%	1.07%

We maintain various revolving credit facilities with syndicates of banks that can be used for a combination of borrowings, support for our commercial paper program and issuances of letters of credit. At December 31, 2009, these facilities allow for an aggregate availability of $1.8 billion and mature in May 2011. The weighted average interest rate on outstanding borrowings of these facilities at December 31, 2009 was 1.3%. There were $72 million in outstanding letters of credit under these facilities at December 31, 2009.

These borrowing facilities require us to maintain a debt-to-capitalization ratio of less than 60% and contain other covenants and representations customary for an investment-grade commercial credit. We are in compliance with these covenants at December 31, 2009.

We have a $1.5 billion commercial paper program under which we may from time to time issue short-term unsecured notes. The commercial paper program is supported by our revolving credit facilities. There was no commercial paper outstanding at December 31, 2009.

We have short-term borrowings with various domestic and international institutions pursuant to uncommitted facilities. At December 31, 2009, we had $53 million in short-term borrowings under these arrangements with a weighted average interest rate of 2.7%. In addition, we had $210 million of letters of credit and bid and performance bonds under these uncommitted facilities.

The carrying value of our short-term borrowings approximates their fair value as of December 31, 2009.

WEATHERFORD INTERNATIONAL LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

10.	Long-term Debt

We have issued various senior notes, all of which rank equally with our existing and future senior unsecured indebtedness, have semi-annual interest payments and no sinking fund requirements. Our long-term debt consisted of the following:

	December 31,
	2009	2008
	(In thousands)

6.625% Senior Notes due 2011	$352,872	$354,286
5.95% Senior Notes due 2012	599,380	599,153
5.15% Senior Notes due 2013	511,273	510,833
4.95% Senior Notes due 2013	253,203	253,959
5.50% Senior Notes due 2016	359,585	348,859
6.35% Senior Notes due 2017	599,615	599,576
6.00% Senior Notes due 2018	497,782	497,512
9.625% Senior Notes due 2019	1,033,818	—
6.50% Senior Notes due 2036	595,880	595,824
6.80% Senior Notes due 2037	298,192	298,171
7.00% Senior Notes due 2038	498,376	498,318
9.875% Senior Notes due 2039	247,118	—
Foreign bank and other debt denominated in foreign currencies	12,933	16,046
Other	5,305	7,576

	5,865,332	4,580,113
Less amounts due in one year	18,074	15,858

Long-term debt	$5,847,258	$4,564,255

The following is a summary of scheduled long-term debt maturities by year (In thousands):

2010	$18,074
2011	366,669
2012	612,138
2013	756,804
2014	6,139
Thereafter	4,105,508

$5,865,332

In January 2009, we completed a $1.25 billion long-term debt offering comprised of (i) $1 billion of 9.625% Senior Notes due in 2019 (“9.625% Senior Notes”)and (ii) $250 million of 9.875% Senior Notes due in 2039 (“9.875% Senior Notes”).

In March 2008, we completed a $1.5 billion long-term debt offering comprised of (i) $500 million of 5.15% Senior Notes due in 2013 (“5.15% Senior Notes”), (ii) $500 million of 6.00% Senior Notes due 2018 (“6.00% Senior Notes”) and (iii) $500 million of 7.00% Senior Notes due 2038 (“7.00% Senior Notes”).

In June 2007, we completed a $1.5 billion long-term debt offering comprised of (i) $600 million of 5.95% Senior Notes due 2012 (“5.95% Senior Notes”), (ii) $600 million of 6.35% Senior Notes due 2017 (“6.35% Senior Notes”) and (iii) $300 million of 6.80% Senior Notes due 2037 (“6.80% Senior Notes”).

WEATHERFORD INTERNATIONAL LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The weighted average effective interest rates on our Senior Notes for 2009 was 6.64%. The effective rate was determined after giving consideration to the effect of interest rate derivatives accounted for as hedges and the amortization of any discounts (See Note 12).

11.	Fair Value of Financial Instruments

Financial Instruments Measured and Recognized at Fair Value

On January 1, 2008, we adopted new accounting guidance on fair value measurements. The new guidance defines fair value, establishes a framework for measuring fair value under U.S. generally accepted accounting principles, and expands disclosures about fair value measurements. The new guidance was effective for us beginning January 1, 2008, for certain assets and liabilities measured at fair value on a recurring basis. The new guidance was effective for non-financial assets and liabilities recognized or disclosed at fair value on a nonrecurring basis beginning January 1, 2009.

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

The following table presents our non-derivative assets and liabilities that are measured and recognized at fair value on a recurring basis classified under the appropriate level of the fair value hierarchy as of December 31, 2009 and 2008:

	December 31, 2009
	Level 1	Level 2	Level 3	Total
	(In thousands)

Other Assets:
Other investments	$—	$40,822	$—	$40,822
Other Current Liabilities:
Contingent consideration on acquisition (See Note 2)	—	—	62,763	62,763

	December 31, 2008
	Level 1	Level 2	Level 3	Total
	(In thousands)

Other Assets:
Other investments	$—	$30,611	$—	$30,611

WEATHERFORD INTERNATIONAL LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table provides a summary of changes in fair value of our Level 3 financial liability as of December 31, 2009 and 2008:

	Year Ended December 31,
	2009	2008
	(In thousands)

Balance at beginning of period	$—	$—
Contingent consideration on acquisition (See Note 2)	83,836	—
Unrealized gain on contingent consideration on acquisition included in earnings	(21,073)	—

Balance at end of period	$62,763	$—

The $21 million gain recorded during 2009 is included in the Selling, General and Administrative Attributable to Segments line in the Consolidated Statements of Income.

Fair Value of Other Financial Instruments

Our other financial instruments include cash and cash equivalents, foreign currency exchange contracts, interest rate swaps, accounts receivable, notes receivable, accounts payable and short and long-term debt. With the exception of long-term debt, the carrying value of these financial instruments approximates their fair value.

The fair value of outstanding debt fluctuates with changes in applicable interest rates. Fair value will exceed carrying value when the current market interest rate is lower than the interest rate at which the debt was originally issued. The fair value of a company’s debt is a measure of its current value under present market conditions. It does not impact the financial statements under current accounting rules. The fair value of our long-term debt was established based on quoted market prices.

The fair value and carrying value of the our long-term debt is as follows:

	December 31,
	2009	2008
	(In thousands)

Fair value	$6,285,129	$3,991,879
Carrying value	5,847,258	4,564,255

12.	Derivative Instruments

On January 1, 2009, we adopted new accounting guidance regarding the disclosure of derivative and hedging activities. Entities are now required to provide enhanced disclosures about how and why they use derivative instruments, how derivative instruments and related hedged items are accounted for, and how derivative instruments and related hedged items affect an entity’s financial position, financial performance and cash flows.

We are exposed to market risk from changes in foreign currency and changes in interest rates. From time to time, we may enter into derivative financial instrument transactions to manage or reduce our market risk, but we do not enter into derivative transactions for speculative purposes. We manage our debt portfolio to achieve an overall desired position of fixed and floating rates and we may employ interest rate swaps as a tool to achieve that goal. The major risks from interest rate derivatives include changes in the interest rates affecting the fair value of such instruments, potential increases in interest expense due to market increases in floating interest rates and the creditworthiness of the counterparties in such transactions. In light of events in the global credit markets and the potential impact of these events on the liquidity of the banking industry, we continue to monitor the creditworthiness of our counterparties, which are multinational commercial banks.

The fair values of all our outstanding derivative instruments are determined using a model with Level 2 inputs including quoted market prices for contracts with similar terms and maturity dates.

WEATHERFORD INTERNATIONAL LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Interest Rate Swaps

We use interest rate swaps to help mitigate exposures related to interest rate movements. Amounts received upon termination of the swaps accounted for as fair value hedges represent the fair value of the agreements at the time of termination and are recorded as an adjustment to the carrying value of the related debt. These amounts are being amortized as a reduction to interest expense over the remaining term of the debt.

In August 2009, we entered into interest rate swap agreements to pay a variable interest rate and receive a fixed interest rate with an aggregate notional amount of $1.2 billion against our 5.15%, 5.50% and 9.625% Senior Notes. These swaps were designed as fair value hedges and were terminated in December 2009. As a result of these terminations, we received a cash settlement of $53 million. In addition, we received $11 million in interest payments while the interest rate swaps were open. The gains associated with these interest rate swap terminations have been deferred and will be amortized over the remaining term of our 5.15%, 5.50% and 9.625% Senior Notes.

In December 2008, we entered into an interest rate swap agreement on an aggregate notional amount of $150 million against one of our revolving credit facilities. This agreement matured in June 2009.

Upon completion of the long-term debt offering in March 2008, we entered into interest rate swap agreements with an aggregate notional amount of $500 million against our 5.15% Senior Notes. These swaps were designed as fair value hedges and were terminated in December 2008. As a result of these terminations, we received cash proceeds, net of accrued interest, of $12 million. The gain associated with these interest rate swap terminations has been deferred and will be amortized over the remaining term of the 5.15% Senior Notes.

We have no interest rate swaps outstanding at December 31, 2009. As of December 31, 2009 and 2008, we had net unamortized gains of $68 million and $21 million, respectively, associated with interest rate swap terminations.

Cash Flow Hedges

In March 2008, we entered into interest rate derivative instruments with a notional amount of $500 million to hedge projected exposures to interest rates in anticipation of the 7.00% Senior Notes issued in March 2008. Those hedges were terminated at the time of the issuance. We paid a cash settlement of $13 million at termination, and the loss on these hedges is being amortized from Accumulated Other Comprehensive Income to interest expense over the life of the 7.00% Senior Notes.

As of December 31, 2009, we had net unamortized losses of $13 million associated with our cash flow hedge terminations.

Other Derivative Instruments

As of December 31, 2009 and 2008, we had several foreign currency forward and option contracts with notional amounts aggregating to $1,062 million and $503 million, respectively, which were entered into to hedge exposure to currency fluctuations in various foreign currencies, including, but not limited to, the British pound sterling, the Canadian dollar, the euro and the Norwegian krone. The total estimated fair value of these contracts at December 31, 2009 resulted in a net liability of approximately $9 million and at December 31, 2008, resulted in a liability of approximately $2 million. These derivative instruments were not designated as hedges and the changes in fair value of the contracts are recorded each period in Other, Net in the accompanying Consolidated Statements of Income.

We have cross-currency swaps between the U.S. dollar and Canadian dollar to hedge certain exposures to the Canadian dollar. At December 31, 2009 and 2008, we had notional amounts outstanding of $263 million and $280 million, respectively. The total estimated fair value of these contracts at December 31, 2009 and 2008 resulted in a liability of $26 million and an asset of $1 million, respectively. These derivative instruments were not designated as hedges and the changes in fair value of the contracts are recorded each period in Other, Net in the accompanying Consolidated Statements of Income.

WEATHERFORD INTERNATIONAL LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The fair values of outstanding derivative instruments are summarized as follows:

	December 31,
	2009	2008	Classifications
	(In thousands)

Derivative assets not designated as hedges:
Foreign exchange contracts	$9,831	$—	Other Current Assets
Cross-currency swap contracts	—	1,455	Other Assets
Derivative liabilities not designated as hedges:
Foreign exchange contracts	18,939	2,233	Other Current Liabilities
Cross-currency swap contracts	26,170	—	Other Liabilities

13.	Shareholders’ Equity

Accumulated other comprehensive income is comprised of the following:

	For the Years Ended December 31,
	2009	2008	2007
	(In thousands)

Cumulative translation adjustment	$188,768	$(190,317)	$495,935
Cumulative defined benefit plan adjustments	(60,636)	(62,444)	(56,239)
Deferred loss on derivative instruments, net of amortization	(13,390)	(14,000)	(1,908)

	$114,742	$(266,761)	$437,788

Changes in our Issued and Treasury shares during the years ended December 31, 2009, 2008 and 2007 were as follows:

	Issued	Treasury
	(In thousands)

Balance at December 31, 2006	723,842	(44,264)
Purchase of treasury shares	—	(10,224)
Equity awards granted, vested and exercised	3,362	5,502
Other	—	(32)

Balance at December 31, 2007	727,204	(49,018)
Shares issued for acquisitions	—	7,709
Equity awards granted, vested and exercised	1,433	924
Other	52	18

Balance at December 31, 2008	728,689	(40,367)
Shares issued for acquisitions	29,578	5,398
Equity awards granted, vested and exercised	—	6,030
Other	180	138

Balance at December 31, 2009	758,447	(28,801)

Authorized Shares

At December 31, 2009, we are authorized to issue 1,093,303 registered shares and conditionally authorized to issue 364,434 registered shares.

WEATHERFORD INTERNATIONAL LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Share Repurchase Program

We have an approved share repurchase program under which we can spend up to $1 billion to repurchase our outstanding shares. We purchased approximately 10 million shares during the year ended December 31, 2007 at an average price per share of $24.08 under this program. No shares were repurchased during the years ended December 31, 2009 and 2008. As of December 31, 2009, we had $205 million available under this authorization to repurchase shares.

Warrants

We have outstanding warrants to purchase up to 12.9 million of our shares at a price of $15.00 per share. The warrants remains exercisable until February 28, 2012 and are subject to adjustment for changes in our capital structure or the issuance of dividends in cash, securities or property. Upon exercise by the holders, settlement may occur through physical delivery, net share settlement, net cash settlement or a combination of those choices. The net cash settlement option upon exercise is at our sole discretion.

14.	Share-Based Compensation Plans

Incentive Plan

The Weatherford International Ltd. 2006 Omnibus Incentive Plan (“Omnibus Plan”) provides for awards of options, stock appreciation rights, restricted share awards (“RSA”), restricted share units (“RSU”), performance share awards, performance unit awards, other share-based awards and cash-based awards to any employee or our non-employee directors. To date, we have granted stock options, RSAs and RSUs under the Omnibus Plan. The provisions of each award vary based on the type of award granted and are specified by the Compensation Committee of our Board of Directors. Those awards, such as stock options that are based on a specific contractual term, will be granted with a term not to exceed ten years. Upon grant of an RSA, the participant has the rights of a shareholder, including but not limited to the right to vote such shares and the right to receive any dividends paid on such shares. Recipients of RSU awards will not have the rights of a shareholder until such date as the shares are issued or transferred to the recipient. As of December 31, 2009, approximately two million shares were available for grant under the Omnibus Plan. All stock options, RSA and RSU awards have been made from the Omnibus Plan since its approval in 2006. The terms of the awards granted under the prior plans are consistent with the awards issued under the Omnibus plan.

Share-Based Compensation Expense and Activity

We recognized the following employee share-based compensation expense during the years ended December 31, 2009, 2008 and 2007:

	Year Ended
	December 31,
	2009	2008	2007
	(In thousands)

Share-based compensation	$110,359	$101,416	$64,901
Related tax benefit	38,626	35,496	22,715

The estimated fair value of our stock options is expensed over their vesting period. Our stock options generally vest after one to four years following the date of grant. We use the Black-Scholes option pricing model to determine the fair value of stock options awarded as of the date of grant. There were no stock options granted in 2009 or 2008. The expected volatility of stock options granted in 2007 was determined using a blended rate based upon implied volatility calculated on actively traded options on our shares and upon the historical volatility of our shares. The risk-free interest rate is determined based upon the interest rate on a U.S. Treasury Bill with a term equal to the expected life of the stock option at the time of grant. In estimating the expected lives of the stock options, we have

WEATHERFORD INTERNATIONAL LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

relied primarily on actual experience with previous stock option grants. The expected life is less than the term of the stock option as holders, in our experience, exercise or forfeit the stock options during the term of the stock option.

Year Ended
December 31, 2007

Expected volatility	31.0%
Expected dividends	—
Expected term (in years)	5.0
Risk-free rate	4.5%

A summary of option activity for the year ended December 31, 2009, is presented below:

			Weighted-
		Weighted-	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
	Options	Price	Term	Value
			(In years)	(In thousands)

Outstanding at December 31, 2008	13,995,269	$8.14
Granted	—	—
Exercised	(1,147,233)	4.99
Forfeited	—	—

Outstanding at December 31, 2009	12,848,036	8.42	5.08	$124,787
Vested or Expected to Vest at December 31, 2009	12,848,036	8.42	5.08	124,787
Exercisable at December 31, 2009	12,308,386	7.89	5.02	124,787

Stock options are granted with an exercise price equal to or greater than the fair market value of our shares at the time of grant. The weighted-average grant date fair value of stock options granted during 2007 was $7.16. There were no stock options granted during 2009 or 2008. The intrinsic value of stock options exercised during 2009, 2008 and 2007 was $18 million, $46 million and $110 million, respectively. As of December 31, 2009, there was $2 million of unrecognized compensation expense related to our unvested stock options, which is expected to be recognized over a weighted-average period of one year.

RSAs and RSUs vest based on continued employment, generally over a two to five-year period. The fair value of RSAs and RSUs is determined based on the closing price of our shares on the date of grant. The total fair value, less assumed forfeitures, is expensed over the vesting period. A summary of RSAs and RSUs activity for the year ended December 31, 2009 is presented below:

		Weighted-Average		Weighted-Average
		Grant Date		Grant Date
	RSA	Fair Value	RSU	Fair Value

Non-Vested at December 31, 2008	7,378,848	$26.16	6,112,874	$27.40
Granted	3,430,302	12.74	3,435,614	14.60
Vested	(3,970,188)	20.31	(2,623,354)	21.94
Forfeited	(296,977)	25.86	(632,650)	23.99

Non-Vested at December 31, 2009	6,541,985	22.84	6,292,484	23.20

The weighted-average grant date fair value of RSAs and RSUs granted during the years ended 2009, 2008 and 2007 was $13.67, $32.55 and $25.42, respectively. The total fair value of RSAs and RSUs vested during the years ended 2009, 2008 and 2007 was $99 million, $40 million and $156 million, respectively. As of December 31, 2009, there was $217 million of unrecognized compensation expense related to unvested RSAs and RSUs, which is expected to be recognized over a weighted-average period of two years.

WEATHERFORD INTERNATIONAL LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Executive Deferred Compensation Plan

Under our Executive Deferred Compensation Stock Ownership Plan (the “EDC Plan”), a portion of the compensation for certain key employees, including officers and employee directors, can be deferred for payment after retirement or termination of employment. We established a grantor trust to fund the benefits under the EDC Plan. The funds provided to such trust are invested by an independent trustee in shares of our stock, which are purchased by the trustee on the open market. The assets of the trust are available to satisfy the claims of all our general creditors in the event of bankruptcy or insolvency. Accordingly, the shares held by the trust and our liability under the EDC Plan are included in the accompanying Consolidated Balance Sheets as Treasury Shares. Effective December 31, 2008, we suspended the EDC Plan. While the plan is suspended, no new participants may join the plan and no further deferrals of compensation or matching contributions will be made under the plan unless and until our Board of Directors determines otherwise.

15.	Retirement and Employee Benefit Plans

We have defined contribution plans covering certain employees. Contribution expenses related to these plans totaled $36 million, $32 million and $29 million in 2009, 2008 and 2007, respectively.

Effective for the year ended December 31, 2009, we adopted an update to existing accounting standards that amends the requirements for employers’ disclosures about plan assets for defined benefit pension and other postretirement plans. The objectives of this update are to provide users of financial statements with an understanding of how investment allocation decisions are made, the major categories of assets held by the plans, the inputs and valuation techniques used to measure the fair value of plan assets, significant concentration of risk within the company’s plan assets, and, for fair value measurements determined using significant unobservable inputs, a reconciliation of changes between the beginning and ending balances.

We have defined benefit pension and other postretirement benefit plans covering certain U.S. and international employees. Plan benefits are generally based on factors such as age, compensation levels and years of service. We have a supplemental executive retirement plan (“SERP”), which provides pension benefits to certain executives upon retirement. This plan is a nonqualified, unfunded retirement plan and in order to meet our future benefit obligations under the SERP, we maintain life insurance policies on the lives of the participants. These policies are not included as plan assets nor in the funded status amounts in the table below. We are the sole owner and beneficiary of such policies.

The changes in benefit obligations were as follows:

	Year Ended December 31,
	2009		2008
	United		United
	States	International	States	International
	(In thousands)

Benefit obligation at beginning of year	$121,922	$143,408	$115,585	$189,193
Adjustment to beginning of year benefit obligation(1)	—	(34,139)	—	—
Service cost	3,085	6,964	2,879	13,557
Interest cost	7,805	7,195	6,017	9,905
Plan participants’ contributions	—	227	—	3,547
Amendments	30,244	—	—	(553)
Curtailments	(1,341)	(176)	—	—
Settlements	(12,881)	—	(12,001)	(2,116)
Actuarial (gain)/loss	(4,312)	(7,273)	10,691	(22,099)
Currency fluctuations	—	16,871	—	(43,060)
Benefits paid	(1,123)	(2,391)	(1,249)	(4,966)

Benefit obligation at end of year	$143,399	$130,686	$121,922	$143,408

(1)	See note following change in plan assets.

WEATHERFORD INTERNATIONAL LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The changes in plan assets were as follows:

	Year Ended December 31,
	2009		2008
	United		United
	States	International	States	International
	(In thousands)

Fair value of plan assets at beginning of year	$7,096	$96,593	$10,518	$142,919
Adjustment to beginning of year fair value of plan assets(1)	—	(34,139)	—	—
Actual return on plan assets	1,715	8,212	(2,816)	(23,760)
Employer contribution	341	8,383	535	14,408
Plan participants’ contributions	—	227	—	3,547
Settlements	—	—	—	(1,984)
Currency fluctuations	—	12,140	—	(34,123)
Benefits paid	(976)	(1,863)	(1,141)	(4,414)

Fair value of plan assets at end of year	8,176	89,553	7,096	96,593

Funded status	$(135,223)	$(41,133)	$(114,826)	$(46,815)

(1)	Effective January 1, 2009, our disclosures for one of our international plans reflect the defined benefit related amounts only. In previous years, the plan calculations included both the defined benefit obligations and assets and the defined contribution obligations and assets as the plan is not formally divided. In an effort to provide clarity to the defined benefit obligation specifically, we requested that the actuary begin to capture the data separately starting in 2009. As a result, the defined contribution obligation and assets were carved out of the disclosure as shown above and only the true defined benefit obligations and assets remain. In addition, the expense shown in the defined benefit disclosure for the year ended December 31, 2009, is only the defined benefit related expense for this plan and the defined contribution related expense for this plan is disclosed with our other sponsored defined contribution plans at the beginning of this footnote.

The amounts recognized in the Consolidated Balance Sheets were as follows:

	Year Ended December 31,
	2009		2008
	United		United
	States	International	States	International
	(In thousands)

Noncurrent assets	$—	$4,526	$—	$—
Current liabilities	(10,886)	(542)	(8,671)	(494)
Noncurrent liabilities	(124,337)	(45,117)	(106,155)	(46,321)

WEATHERFORD INTERNATIONAL LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Amounts in accumulated other comprehensive income that have not yet been recognized as components of net periodic benefit cost were as follows:

	Year Ended December 31,
	2009		2008
	United		United
	States	International	States	International
	(In thousands)

Net loss	$41,113	$10,903	$57,888	$20,796
Net prior service costs (credit)	40,631	(811)	15,358	(755)
Net transition asset	—	(16)	—	(20)

Total accumulated other comprehensive income	$81,744	$10,076	$73,246	$20,021

The accumulated benefit obligation for defined benefit pension plans was $104 million and $79 million at December 31, 2009 and 2008, respectively, for the U.S. plans and $116 million and $129 million at December 31, 2009 and 2008, respectively, for the international plans.

The projected benefit obligation, accumulated benefit obligation, and fair value of plan assets for the pension plans with projected benefit obligations in excess of plan assets or accumulated benefit obligations in excess of plan assets as of December 31, 2009 and 2008 were as follows:

	2009		2008
	United		United
	States	International	States	International
	(In thousands)

Plans with projected benefit obligation in excess of plan assets:
Projected benefit obligation	$143,399	$100,953	$121,922	$143,156
Fair value of plan assets	8,176	55,295	7,096	96,162
Plans with accumulated benefit obligation in excess of plan assets:
Accumulated benefit obligation	103,752	69,750	78,727	128,474
Fair value of plan assets	8,176	32,362	7,096	96,162

The components of net periodic benefit cost during the years ended December 31, 2009, 2008 and 2007 were as follows:

	2009		2008		2007
	United		United		United
	States	International	States	International	States	International
	(In thousands)

Service cost	$3,085	$6,964	$2,879	$13,557	$2,642	$11,308
Interest cost	7,805	7,195	6,017	9,905	5,391	8,189
Expected return on plan assets	(630)	(4,031)	(687)	(8,700)	(744)	(8,003)
Amortization of transition asset	—	(4)	—	(4)	—	(4)
Amortization of prior service cost (credit)	3,908	(48)	1,833	(47)	2,108	(87)
Settlements/curtailments	4,760	—	5,621	(126)	1,548	4
Amortization of net loss	6,340	993	3,862	319	4,224	208

Net periodic benefit cost	$25,268	$11,069	$19,525	$14,904	$15,169	$11,615

WEATHERFORD INTERNATIONAL LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Other changes in plan assets and benefit obligations recognized in other comprehensive income during the years ended December 31, 2009 and 2008 were as follows:

	2009		2008
	United		United
	States	International	States	International
	(In thousands)

New Activity:
Net (gain) loss for the year	$(6,738)	$(11,550)	$14,194	$10,747
Net prior service cost for the year	30,244	—	—	90
Reclassification Adjustments:
Net loss	(10,037)	(993)	(9,483)	(193)
Prior service credit (cost)	(4,971)	48	(1,833)	47
Transition asset	—	4	—	4

Total other comprehensive income:	$8,498	$(12,491)	$2,878	$10,695

Amounts in accumulated other comprehensive income expected to be recognized as components of net periodic benefit cost in 2010 are as follows:

	United
	States	International
	(In thousands)

Net loss	$3,086	$186
Prior service costs (credit)	6,049	(54)
Transition asset	—	(4)

Prior service costs are amortized using an alternative straight-line method over the average remaining service period of employees expected to receive plan benefits. Assumed long-term rates of return on plan assets, discount rates and rates of compensation increases vary for the different plans according to the local economic conditions.

The weighted average assumption rates used for benefit obligations were as follows:

	Year Ended December 31,
	2009	2008

Discount rate:
United States plans	5.25%	5.75 - 6.25%
International plans	1.68 - 8.00	2.10 - 6.00
Rate of compensation increase:
United States plans	6.00	8.00
International plans	2.00 - 4.70	2.00 - 5.15

WEATHERFORD INTERNATIONAL LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The weighted average assumption rates used for net periodic benefit costs were as follows:

	Year Ended December 31,
	2009	2008	2007

Discount rate:
United States plans	5.75 - 6.25%	5.75 - 6.00%	5.00 - 5.50%
International plans	1.68 - 6.00	1.94 - 5.60	1.90 - 6.60
Expected return on plan assets:
United States plans	7.00	7.00	5.00 - 7.00
International plans	4.20 - 7.05	4.20 - 7.34	4.00 - 6.82
Rate of compensation increase:
United States plans	8.00	8.00	8.00
International plans	2.00 - 5.15	2.00 - 4.77	2.00 - 6.50

In determining the overall expected long-term rate of return for plan assets, we take into consideration the historical experience as well as future expectations of the asset mix involved. As different investments yield different returns, each asset category must be reviewed individually and then weighted for significance in relation to the total portfolio.

The following table presents the fair values of the Company’s pension plan assets as of December 31, 2009. United States and International plans are combined below as there is only one United States plan with assets. For an explanation of the various levels, see Note 11.

	Level 1	Level 2	Total
	(In thousands)

Investment funds(1)	$—	$86,765	$86,765
Common/collective trust funds(2)	—	8,176	8,176
Cash	2,788	—	2,788

Total assets at fair value	$2,788	$94,941	$97,729

(1)	These international funds invest in the following: 4% cash, 6% U.S. equities, 39% non-U.S. equities, 41% non-U.S. fixed income securities, 7% property and 3% other.

(2)	These U.S. funds invest in 62% equities and 38% fixed income securities.

Common/collective trust funds are valued at the net assets value of shares in the fund as determined by the issuer which are based on the fair value of the underlying assets. Investment funds are valued by the issuer based on the fair value of the underlying assets.

At December 31, 2008, 58% of our U.S. pension plan assets were invested in equity-based securities and 42% were invested in debt-based securities. Internationally at December 31, 2008, 62% of our pension plan assets were invested in equity-based securities, 23% in debt-based securities and 15% in other investments.

In the U.S., our investment strategy includes a balanced approach with target allocation percentages of 60% equity investments and 40% fixed income investments. For the international plans, the assets are invested primarily in equity investments as they are expected to provide a higher long-term rate of return. Our pension investment strategy worldwide prohibits a direct investment in our own stock.

WEATHERFORD INTERNATIONAL LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

In 2010, we expect to contribute less than $1 million in the U.S. and $6 million internationally to our pension and other postretirement benefit plans. In addition, the following benefit payments, which reflect expected future service and anticipated settlements, as appropriate, are expected to be paid:

	United States	International
	(In thousands)

2010	$12,914	$4,283
2011	11,737	2,494
2012	11,305	1,611
2013	15,856	2,304
2014	13,239	3,216
2015 - 2019	97,252	18,365

16.	Income Taxes

The components of Income from Continuing Operations Before Income Taxes were as follows:

	Year Ended December 31,
	2009	2008	2007
	(In thousands)

Domestic	$(464,694)	$533,942	$512,275
Foreign	764,168	1,155,972	932,211

	$299,474	$1,689,914	$1,444,486

Our income tax benefit (provision) from continuing operations consisted of the following:

	Year Ended December 31,
	2009	2008	2007
	(In thousands)

Current:
U.S. federal and state income taxes	$63,635	$(96,549)	$(132,182)
Foreign	(193,508)	(233,704)	(171,705)

Total current	(129,873)	(330,253)	(303,887)

Deferred:
U.S. federal	43,489	76,295	(47,990)
Foreign	66,835	4,397	19,117

Total deferred	110,324	80,692	(28,873)

	$(19,549)	$(249,561)	$(332,760)

WEATHERFORD INTERNATIONAL LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The difference between the tax (provision) benefit at the statutory federal income tax rate and the tax (provision) benefit attributable to Income from Continuing Operations Before Income Taxes for the three years ended December 31, 2009 is analyzed below:

	Year Ended December 31,
	2009	2008	2007
	(In thousands)

Statutory federal income tax rate	$(104,816)	$(591,470)	$(505,571)
Effect of state income tax, net and alternative minimum tax	(8,268)	(11,177)	(8,957)
Effect of domestic non-deductible expenses	(38,622)	(2,510)	(5,295)
Change in valuation allowance	(636)	(4,574)	(6,662)
Effect of foreign income tax, net	140,322	371,582	197,540
Change in income tax reserve	(9,401)	(9,302)	(5,425)
Effect of change in statutory rates	6,365	(1,782)	6,930
Other	(4,493)	(328)	(5,320)

	$(19,549)	$(249,561)	$(332,760)

During 2008, we recorded a benefit of approximately $100 million related to foreign taxes paid that will be used to reduce our future United States tax liability. This adjustment is presented in effect of foreign income tax, net.

Deferred tax assets and liabilities are recognized for the estimated future tax effects of temporary differences between the tax basis of an asset or liability and its reported amount in the financial statements. The measurement of deferred tax assets and liabilities is based on enacted tax laws and rates currently in effect in each of the jurisdictions in which we have operations. Deferred tax assets and liabilities are classified as current or non-current according to the classification of the related asset or liability for financial reporting.

The components of the net deferred tax asset (liability) attributable to continuing operations were as follows:

	December 31,
	2009	2008
	(In thousands)

Deferred tax assets:
Domestic and foreign operating losses	$440,878	$118,519
Accrued liabilities and reserves	157,429	180,476
Tax credits	102,288	127,332
Other differences between financial and tax basis	97,893	91,484
Differences between financial and tax basis inventory	47,258	32,596
Valuation allowance	(70,349)	(68,853)

Total deferred tax assets	775,397	481,554

Deferred tax liabilities:
Property, plant and equipment	(284,441)	(180,852)
Goodwill and other intangibles	(184,365)	(188,883)
Unremitted foreign earnings	(18,987)	(1,046)
Other differences between financial and tax basis	(61,185)	(6,916)

Total deferred tax liabilities	(548,978)	(377,697)

Net deferred tax assets	$226,419	$103,857

WEATHERFORD INTERNATIONAL LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The overall increase in the valuation allowance in 2009 is primarily attributable to the establishment of a valuation allowance against net operating losses (“NOLs”) in various jurisdictions. Management’s assessment is that the character and nature of future taxable income may not allow us to realize the tax benefits of the NOLs and tax credits within the allowable carryforward period. Therefore, an appropriate valuation allowance has been made.

We have provided additional taxes for the anticipated repatriation of earnings of our foreign subsidiaries where our management has determined that the foreign subsidiaries earnings are not indefinitely reinvested. For foreign subsidiaries whose earnings are indefinitely reinvested, no provision for U.S. federal and state income taxes has been provided. If the earnings were not indefinitely reinvested, the estimated tax benefit would be approximately $15 million after application of available foreign tax credits.

At December 31, 2009, we had approximately $1.4 billion of NOLs, $70 million of which were generated by certain domestic subsidiaries prior to their acquisition by us. The use of these acquired domestic NOLs is subject to limitations imposed by the Internal Revenue Code and is also restricted to the taxable income of the subsidiaries generating these losses. Loss carryforwards, if not utilized, will expire at various dates from 2010 through 2029.

At December 31, 2009, we had approximately $86 million of foreign tax credits available to offset future payments of federal income taxes. The foreign tax credits expire in varying amounts through 2019.

A tabular reconciliation of the total amounts of unrecognized tax benefits at the beginning and end of the period is as follows:

	Year Ended December 31,
	2009	2008	2007
	(In thousands)

Balance at beginning of year	$45,262	$37,805	$33,891
Additions as a result of tax positions taken during a prior period	13,007	8,904	9,451
Reductions as a result of tax positions taken during a prior period	(2,259)	(71)	(3,076)
Additions as a result of tax positions taken during the current period	1,298	1,391	—
Reductions relating to settlements with taxing authorities	(1,633)	(2,767)	(2,080)
Reductions as a result of a lapse of the applicable statute of limitations	(1,319)	—	(381)

Balance at end of year	$54,356	$45,262	$37,805

All of the unrecognized benefits, if recognized in future periods, would impact our effective tax rate.

To the extent penalties and interest would be assessed on any underpayment of income tax, such amounts have been accrued and classified as a component of income tax expense in the financial statements. This is an accounting policy election made by us that is a continuation of our historical policy and will continue to be consistently applied in the future. We recognized $8 million, $2 million and $3 million of expense relating to interest for the periods ended December 31, 2009, 2008 and 2007, respectively. We recognized $5 million of penalties for the year ended December 31, 2009. Penalties during the years ended December 31, 2008 and 2007 were immaterial. The amounts in the table above exclude accrued interest and penalties of $28 million, $14 million and $13 million at December 31, 2009, 2008 and 2007, respectively.

We are subject to income tax in many of the approximately 100 countries where we operate including major operations in the United States, the United Kingdom, and Canada. Many of our subsidiaries are open to examination in the United Kingdom and Canada dating from 2003 and 2001, respectively through December 31, 2009. We are open to examination in the United States for tax years ended December 31, 2004 through December 31, 2008.

We do not anticipate a significant change in the balance of unrecognized tax benefits within the next 12 months.

WEATHERFORD INTERNATIONAL LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

17.	Disputes, Litigation and Contingencies

U.S. Government and Internal Investigations

We are currently involved in government and internal investigations involving various areas of our operations.

Until 2003, we participated in the United Nations oil-for-food program governing sales of goods and services into Iraq. The U.S. Department of Justice (“DOJ”) and the SEC have undertaken investigations of our participation in the oil-for-food program and have subpoenaed certain documents in connection with these investigations. We have cooperated fully with these investigations. We have retained legal counsel, reporting to our audit committee, to investigate this matter. These investigations are not yet resolved, and we cannot anticipate the timing, outcome or possible impact of the ultimate resolution of the investigations, financial or otherwise.

The U.S. Department of Commerce, Bureau of Industry & Security, Office of Foreign Assets Control (“OFAC”), DOJ and SEC have undertaken investigations of allegations of improper sales of products and services by the Company and its subsidiaries in certain sanctioned countries. We have cooperated fully with this investigation. We have retained legal counsel, reporting to our audit committee, to investigate these matters and to cooperate fully with these agencies. This investigation is not yet resolved, and we cannot anticipate the timing, outcome or possible impact of the ultimate resolution of the investigation, financial or otherwise.

In light of this investigation and of the current U.S. and foreign policy environment and the inherent uncertainties surrounding these countries, we decided in September 2007 to direct our foreign subsidiaries to discontinue doing business in countries that are subject to comprehensive U.S. economic and trade sanctions, specifically Cuba, Iran, and Sudan, as well as Syria. Effective September 2007, we ceased entering into any new contracts in these countries and began an orderly discontinuation and winding down of our existing business in these sanctioned countries. Effective March 31, 2008, we substantially completed our winding down of business in these countries. We can complete the withdrawal process only pursuant to licenses issued by OFAC. Our remaining activities in Iran, Sudan and Syria include ongoing withdrawal activities such as attempts to collect accounts receivable, attempts to settle tax liabilities or legal claims and attempts to recover or liquidate assets, including equipment and funds. Certain of our subsidiaries continue to conduct business in countries such as Myanmar that are subject to more limited U.S. trading sanctions.

The DOJ and SEC are investigating the embezzlement of approximately $175,000 at a European subsidiary and the possible improper use of these funds, including possible payments to government officials in Europe, during the period from 2000 to 2004, and our compliance with the Foreign Corrupt Practices Act (“FCPA”) and other laws worldwide. We have retained legal counsel, reporting to our audit committee, to investigate these matters and to cooperate fully with the DOJ and SEC. As part of our investigations, we have uncovered potential violations of U.S. law in connection with activities in West Africa. These investigations are not yet resolved, and we cannot anticipate the timing, outcome or possible impact of the ultimate resolution, of the investigations, financial or otherwise.

The DOJ, SEC and other agencies and authorities have a broad range of civil and criminal penalties they may seek to impose against corporations and individuals for violations of trade sanctions laws, the FCPA and other federal statutes including, but not limited to, injunctive relief, disgorgement, fines, penalties and modifications to business practices and compliance programs. In recent years, these agencies and authorities have entered into agreements with, and obtained a range of penalties against, several public corporations and individuals in similar investigations, under which civil and criminal penalties were imposed, including in some cases fines and other penalties and sanctions in the tens and hundreds of millions of dollars. These agencies are seeking to impose penalties against us for past conduct, but the ultimate amount of any penalties we may pay currently cannot be reasonably estimated. Under trade sanctions laws, the DOJ may also seek to impose modifications to business practices, including immediate cessation of all business activities in specific countries or other limitations that decrease our business, and modifications to compliance programs, which may increase compliance costs. Any injunctive relief, disgorgement, fines, penalties, sanctions or imposed modifications to business practices resulting

WEATHERFORD INTERNATIONAL LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

from these investigations could adversely affect our results of operations. In addition, our activities in sanctioned countries, such as Sudan and Iran, could result in certain investors, such as government sponsored pension funds, divesting or not investing in our registered shares. Based on available information, we cannot predict what, if any, actions the DOJ, SEC or other authorities will take in our situation or the effect any such actions will have on our consolidated financial position or results of operations. To the extent we violated trade sanctions laws, the FCPA, or other laws or regulations, fines and other penalties may be imposed. Because these matters are now pending before the indicated agencies, there can be no assurance that actual fines or penalties, if any, will not have a material adverse affect on our business, financial condition, liquidity or results of operations.

During 2009 and 2008, we incurred $45 million and $47 million, respectively, in connection with these on-going investigations. In addition, we incurred $56 million for costs incurred in connection with our exit from certain sanctioned countries during 2008.

Other Litigation and Disputes

We are aware of various disputes and potential claims and we are a party in various litigation involving claims against us, some of which are covered by insurance. For claims, disputes and pending litigation in which we believe a negative outcome is probable and a loss can be reasonably estimated, we have recorded a liability for the expected loss. These liabilities are immaterial to our financial condition and results of operations. In addition we have certain claims, disputes and pending litigation in which we do not believe a negative outcome is probable. If one or more negative outcomes were to occur, the impact to our financial condition could be as high as $180 million.

Our former Senior Vice President and General Counsel (the “Executive”) left the Company in June 2009. The Executive had employment agreements with us that terminated on his departure. There is currently a dispute between the Executive and us as to the amount of compensation we are obligated to pay under these employment agreements based on the Executive’s separation. It is our belief that an unfavorable outcome regarding this dispute is not probable, and as such, we have not accrued for $9 million of the Executive’s claimed severance and other benefits.

18.	Commitments

In association with a prior acquisition, we identified pre-acquisition contingencies related to duties and taxes associated with the importation of certain assets to foreign jurisdictions. At December 31, 2009, we have a liability in the amount of $5 million for this matter. If we use the high end of the range, the aggregate potential liability would be approximately $6 million higher.

We are committed under various operating lease agreements primarily related to office space and equipment. Generally, these leases include renewal provisions and rental payments, which may be adjusted for taxes, insurance and maintenance related to the property. Future minimum rental commitments under noncancellable operating leases are as follows (in thousands):

2010	$88,274
2011	68,392
2012	46,706
2013	30,304
2014	22,047
Thereafter	107,403

$363,126

Total rent expense incurred under operating leases was approximately $367 million, $188 million and $130 million for the years ended December 31, 2009, 2008 and 2007, respectively.

WEATHERFORD INTERNATIONAL LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

19.	Segment Information

Reporting Segments

We report the following regions as separate, distinct reporting segments: (1) North America, (2) Middle East/North Africa/Asia, (3) Europe/West Africa/FSU and (4) Latin America. Financial information by segment is summarized below. Revenues are attributable to countries based on the ultimate destination of the sale of products or performance of services. The total assets and capital expenditures for the years ended December 31, 2009, 2008 and 2007 do not include the assets or activity of our discontinued operation. The accounting policies of the segments are the same as those described in the summary of significant accounting policies.

	Year Ended December 31, 2009
	Net	Income	Depreciation		Total Assets at
	Operating	from	and	Capital	December 31,
	Revenues	Operations	Amortization	Expenditures	2009
	(In thousands)

North America	$2,765,707	$197,211	$315,746	$276,457	$6,357,021
Middle East/North Africa/Asia	2,368,118	441,974	257,065	817,635	4,568,310
Europe/West Africa/FSU(a)	1,616,460	251,991	165,108	206,559	3,601,031
Latin America	2,076,648	281,590	152,567	228,180	3,122,902

	8,826,933	1,172,766	890,486	1,528,831	17,649,264
Corporate and Research and Development	—	(368,345)	16,211	40,646	1,216,919
Other(b)	—	(100,566)	—	—	—

Total	$8,826,933	$703,855	$906,697	$1,569,477	$18,866,183

	Year Ended December 31, 2008
	Net	Income	Depreciation		Total Assets at
	Operating	from	and	Capital	December 31,
	Revenues	Operations	Amortization	Expenditures	2008
	(In thousands)

North America	$4,460,147	$1,125,199	$310,054	$602,876	$6,541,697
Middle East/North Africa/Asia	2,391,520	561,012	196,443	1,123,751	4,320,875
Europe/West Africa/FSU	1,539,190	382,772	119,957	393,532	2,641,687
Latin America	1,209,707	277,094	93,942	312,382	2,010,313

	9,600,564	2,346,077	720,396	2,432,541	15,514,572
Corporate and Research and Development	—	(327,671)	11,412	51,622	961,941
Other(c)	—	(39,857)	—	—	—

Total	$9,600,564	$1,978,549	$731,808	$2,484,163	$16,476,513

WEATHERFORD INTERNATIONAL LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Year Ended December 31, 2007
	Net	Income	Depreciation		Total Assets at
	Operating	from	and	Capital	December 31,
	Revenues	Operations	Amortization	Expenditures	2007
	(In thousands)

North America	$3,937,456	$1,013,088	$277,222	$722,277	$6,265,186
Middle East/North Africa/Asia	1,823,769	416,263	158,321	446,215	3,027,456
Europe/West Africa/FSU	1,188,519	293,846	86,768	230,990	2,005,391
Latin America	882,318	203,211	74,089	198,321	1,209,846

	7,832,062	1,926,408	596,400	1,597,803	12,507,879
Corporate and Research and Development	—	(271,285)	9,826	37,238	656,876
Other(d)	—	(30,787)	—	—	—

Total	$7,832,062	$1,624,336	$606,226	$1,635,041	$13,164,755

(a)	Income from operations includes a $21 million gain related to the acquisition of OFS.

(b)	Other for the year ended December 31, 2009 is comprised of $4 million for costs incurred in connection with our withdrawal from sanctioned countries, $45 million in legal and professional fees incurred in connection with our on-going investigations by the U.S. government and $52 million for severance costs incurred for restructuring activities.

(c)	Other for the year ended December 31, 2008 is comprised of $56 million for costs incurred in connection with our withdrawal from sanctioned countries, $47 million in legal and professional fees incurred in connection with our on-going investigations by the U.S. government and $18 million for severance costs incurred for restructuring activities. These charges were partially offset by an $81 million gain recognized as a result of our selling our 50% interest in a subsidiary we controlled to Qatar Petroleum for cash consideration of $113 million.

(d)	Other for the year ended December 31, 2007 is comprised of $17 million in severance charges associated with restructuring activities and $14 million in legal and professional fees incurred in connection with our on-going investigations by the U.S. government.

Products and Services

We are a diversified international energy service and manufacturing company that provides a variety of services and equipment to the exploration, production and transmission sectors of the oil and natural gas industry. We operate in virtually every oil and natural gas exploration and production region in the world. The composition of our consolidated revenues by product line is as follows:

	Year Ended December 31,
	2009	2008	2007

Well Construction	17%	15%	16%
Artificial Lift Systems	16	17	18
Drilling Services	16	16	15
Integrated Drilling	13	6	5
Completion Systems.	8	10	10
Drilling Tools	8	11	12
Stimulation & Chemicals	8	7	6
Wireline	6	8	8
Re-entry & Fishing	6	7	8
Pipeline & Specialty Services	2	3	2

Total	100%	100%	100%

WEATHERFORD INTERNATIONAL LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Geographic Areas

Financial information by geographic area for each of the three years ended December 31, 2009, is summarized below. Long-lived assets are long-term assets excluding deferred tax assets of $67 million, $36 million and $46 million at December 31, 2009, 2008 and 2007, respectively.

	Revenues from Unaffiliated Customers			Long-Lived Assets
	2009	2008	2007	2009	2008	2007
	(In thousands)

United States	$2,122,389	$3,392,945	$2,955,108	$4,317,191	$4,156,196	$3,612,886
Mexico	1,230,200	293,224	218,423	407,603	356,210	84,863
Canada	643,318	1,067,202	982,348	1,198,923	1,039,899	1,259,620
Other Countries	4,831,026	4,847,193	3,676,183	6,734,351	5,318,283	3,715,855

	$8,826,933	$9,600,564	$7,832,062	$12,658,068	$10,870,588	$8,673,224

20.	Quarterly Financial Data (Unaudited)

	Quarter
	First	Second	Third	Fourth	Total
	(In thousands, except per share amounts)

2009
Revenues	$2,256,141	$1,994,832	$2,149,879	$2,426,081	$8,826,933
Gross Profit	721,621	551,990	540,638	549,348	2,363,597
Income (Loss) from Continuing Operations Attributable to Weatherford	164,802	41,981	77,374	(30,391)	253,766
Gain (Loss) from Discontinued Operation, Net of Tax	—	—	—	—	—
Net Income Attributable to Weatherford	164,802	41,981	77,374	(30,391)	253,766
Basic Earnings Per Share:
Continuing Operations	$0.24	$0.06	$0.11	$(0.04)	$0.35
Discontinued Operation	—	—	—	—	—

Net Income (Loss)	$0.24	$0.06	$0.11	$(0.04)	$0.35

Diluted Earnings Per Share:
Continuing Operations	$0.23	$0.06	$0.11	$(0.04)	$0.35
Discontinued Operation	—	—	—	—	—

Net Income	$0.23	$0.06	$0.11	$(0.04)	$0.35

WEATHERFORD INTERNATIONAL LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Quarter
	First	Second	Third	Fourth	Total
	(In thousands, except per share amounts)

2008
Revenues	$2,195,892	$2,229,250	$2,540,796	$2,634,626	$9,600,564
Gross Profit	746,214	775,096	899,873	936,923	3,358,106
Income from Continuing Operations Attributable to Weatherford	284,069	364,044	370,600	387,368	1,406,081
Gain (Loss) from Discontinued Operation, Net of Tax	(19,868)	6,940	—	—	(12,928)
Net Income Attributable to Weatherford	264,201	370,984	370,600	387,368	1,393,153
Basic Earnings Per Share:
Continuing Operations	$0.42	$0.53	$0.54	$0.56	$2.06
Discontinued Operation	(0.03)	0.01	—	—	(0.02)

Net Income	$0.39	$0.54	$0.54	$0.56	$2.04

Diluted Earnings Per Share:
Continuing Operations	$0.41	$0.52	$0.53	$0.56	$2.01
Discontinued Operation	(0.03)	0.01	—	—	(0.02)

Net Income	$0.38	$0.53	$0.53	$0.56	$1.99

Fourth quarter 2008 results have been corrected in the table above to reflect a change in our income tax provision (See Note 1).

21.	Subsequent Events

In January 2010, the Venezuelan government announced its intention to devalue its currency (“Bolivar”) and move to a two tier exchange structure. The official exchange rate is expected to move from 2.15 to 2.60 for essential goods and 4.30 for non-essential goods and services. While we are still evaluating the impact of these actions, our preliminary assessment of the impact of the devaluation is that we will incur a one-time loss in the first quarter of 2010 of approximately $50 million for the remeasurement of the local balance sheet at the date of the devaluation.

Our compensation committee is in the process of evaluating the components of our executive officers compensation for 2010. Changes to our Supplemental Executive Retirement Plan may occur as a result of this review, including the possible discontinuation of the plan. If this were to occur we would be required to record a non-cash charge of up to $30 million, while any payments vested under the plan would not be paid until the executive’s separation.

22.	Other Disclosures Required by Swiss Law

Balance Sheet Item

Information regarding insurance coverage on our property, plant and equipment is presented in Note 15 (Insurance) in the Weatherford International Ltd. stand-alone statutory financial statements.

Statement of Income Item

Information regarding our personnel expenses is presented in Note 16 (Personnel Expenses) in the Weatherford International Ltd. stand-alone statutory financial statements.

WEATHERFORD INTERNATIONAL LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Compensation and Security Ownership of Board Members and Executive Officers

The compensation and security ownership of members of the Board of Directors of Weatherford International Ltd. and of Weatherford executive officers is presented in Note 8 (Board of Directors Compensation), Note 9 (Executive Management Compensation) and Note 10 (Share Ownership — Board of Directors and Executive Management) in the Weatherford International Ltd. stand-alone statutory financial statements.

Risk Assessment

Weatherford International Ltd.’s risk assessment is presented in Note 11 (Risk Assessment Disclosure) of the Weatherford International Ltd. stand-alone statutory financial statements.

23.	Consolidating Financial Statements

During the first quarter of 2009, we completed a transaction that changed our place of incorporation from Bermuda to Switzerland. A new Swiss corporation named Weatherford International Ltd. was formed and is now the ultimate parent of the Weatherford group (“Parent”). The Parent guarantees the obligations of Weatherford International Ltd. incorporated in Bermuda (“Weatherford Bermuda”) and Weatherford International, Inc. incorporated in Delaware (“Weatherford Delaware”) noted below.

The following obligations of Weatherford Delaware were guaranteed by Weatherford Bermuda as of December 31, 2009 and 2008: (i) the 6.625% Senior Notes, (ii) the 5.95% Senior Notes, (iii) the 6.35% Senior Notes and (iv) the 6.80% Senior Notes.

The following obligations of Weatherford Bermuda were guaranteed by Weatherford Delaware at December 31, 2009: (i) the revolving credit facilities, (ii) the 4.95% Senior Notes, (iii) the 5.50% Senior Notes, (iv) the 6.50% Senior Notes, (v) the 5.15% Senior Notes, (vi) the 6.00% Senior Notes, (vii) the 7.00% Senior Notes, (viii) the 9.625% Senior Notes, (ix) the 9.875% Senior Notes and (x) issuances of notes under the commercial paper program.

The following obligations of the Weatherford Bermuda were guaranteed by the Weatherford Delaware at December 31, 2008: (i) the revolving credit facilities, (ii) the 4.95% Senior Notes, (iii) the 5.50% Senior Notes, (iv) the 6.50% Senior Notes, (v) the 5.15% Senior Notes, (vi) the 6.00% Senior Notes, (vii) the 7.00% Senior Notes and (viii) issuances of notes under the commercial paper program.

As a result of these guarantee arrangements, we are required to present the following condensed consolidating financial information. The accompanying guarantor financial information is presented on the equity method of accounting for all periods presented. Under this method, investments in subsidiaries are recorded at cost and adjusted for our share in the subsidiaries’ cumulative results of operations, capital contributions and distributions and other changes in equity. Elimination entries relate primarily to the elimination of investments in subsidiaries and associated intercompany balances and transactions. Certain prior year amounts have been reclassified to conform to the current year presentation.

WEATHERFORD INTERNATIONAL LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Condensed Consolidating Balance Sheet
December 31, 2009
(In thousands)

				Other
	Parent	Bermuda	Delaware	Subsidiaries	Eliminations	Consolidation

ASSETS
Current Assets:
Cash and Cash Equivalents	$102	$47	$421	$251,949	$—	$252,519
Other Current Assets	510	11,163	98,033	5,778,381	—	5,888,087

Total Current Assets	612	11,210	98,454	6,030,330	—	6,140,606

Equity Investments in Affiliates	8,615,365	15,160,748	6,754,566	12,092,950	(42,623,629)	—
Shares Held in Parent	—	—	108,268	507,780	(616,048)	—
Intercompany Receivables, Net	—	1,671,487	1,017,215	—	(2,688,702)	—
Other Assets	9,376	68,960	190,175	12,457,066	—	12,725,577

Total Assets	$8,625,353	$16,912,405	$8,168,678	$31,088,126	$(45,928,379)	$18,866,183

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Short-term Borrowings and Current Portion of Long-Term Debt	$—	$352,373	$1,868	$515,340	$—	$869,581
Accounts Payable and Other Current Liabilities	46,160	107,984	116,404	1,656,759	—	1,927,307

Total Current Liabilities	46,160	460,357	118,272	2,172,099	—	2,796,888
Long-term Debt	—	3,988,162	1,848,191	10,905	—	5,847,258
Intercompany Payables, Net	36,606	—	—	2,652,096	(2,688,702)	—
Other Long-term Liabilities	8,132	132,155	2,309	280,737	—	423,333

Total Liabilities	90,898	4,580,674	1,968,772	5,115,837	(2,688,702)	9,067,479

Weatherford Shareholders’ Equity	8,534,455	12,331,731	6,199,906	25,893,257	(43,239,677)	9,719,672
Noncontrolling Interests	—	—	—	79,032	—	79,032

Total Liabilities and Shareholders’ Equity	$8,625,353	$16,912,405	$8,168,678	$31,088,126	$(45,928,379)	$18,866,183

WEATHERFORD INTERNATIONAL LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Condensed Consolidating Balance Sheet
December 31, 2008
(In thousands)

			Other
	Bermuda	Delaware	Subsidiaries	Eliminations	Consolidation

ASSETS
Current Assets:
Cash and Cash Equivalents	$24	$50	$238,324	$—	$238,398
Other Current Assets	11,547	90,626	5,229,711	—	5,331,884

Total Current Assets	11,571	90,676	5,468,035	—	5,570,282

Equity Investments in Affiliates	14,335,661	6,231,144	12,611,943	(33,178,748)	—
Shares Held in Parent	—	133,519	625,958	(759,477)	—
Intercompany Receivables, Net	1,289,507	906,534	—	(2,196,041)	—
Other Assets	59,325	184,869	10,662,037	—	10,906,231

Total Assets	$15,696,064	$7,546,742	$29,367,973	$(36,134,266)	$16,476,513

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Short-term Borrowings and Current Portion of Long-term Debt	$781,443	$1,758	$472,746	$—	$1,255,947
Accounts Payable and Other Current Liabilities	59,534	39,764	1,666,848	—	1,766,146

Total Current Liabilities	840,977	41,522	2,139,594	—	3,022,093
Long-term Debt	2,701,747	1,849,428	13,080	—	4,564,255
Intercompany Payables, Net	—	—	2,196,041	(2,196,041)	—
Other Long-term Liabilities	110,627	2,502	371,737	—	484,866

Total Liabilities	3,653,351	1,893,452	4,720,452	(2,196,041)	8,071,214

Weatherford Shareholders’ Equity	12,042,713	5,653,290	24,567,120	(33,938,225)	8,324,898
Noncontrolling Interests	—	—	80,401	—	80,401

Total Liabilities and Shareholders’ Equity	$15,696,064	$7,546,742	$29,367,973	$(36,134,266)	$16,476,513

WEATHERFORD INTERNATIONAL LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Condensed Consolidating Statement of Income
Year Ended December 31, 2009
(In thousands)

				Other
	Parent	Bermuda	Delaware	Subsidiaries	Eliminations	Consolidation

Revenues	$—	$—	$—	$8,826,933	$—	$8,826,933
Costs and Expenses	(10,609)	(25,914)	(3,011)	(8,083,544)	—	(8,123,078)

Operating Income (Loss)	(10,609)	(25,914)	(3,011)	743,389	—	703,855

Other Income (Expense):
Interest Income (Expense), Net	(86)	(253,403)	(114,874)	1,615	—	(366,748)
Intercompany Charges, Net	(20,776)	5,430	(143,689)	159,035	—	—
Equity in Subsidiary Income	285,228	350,622	523,383	—	(1,159,233)	—
Other, Net	9	208,493	(591)	(245,544)	—	(37,633)

Income (Loss) from Continuing Operations Before Income Taxes	253,766	285,228	261,218	658,495	(1,159,233)	299,474
Provision for Income Taxes	—	—	89,404	(108,953)	—	(19,549)

Income (Loss) from Continuing Operations	253,766	285,228	350,622	549,542	(1,159,233)	279,925
Loss from Discontinued Operation, Net of Taxes	—	—	—	—	—	—

Net Income (Loss)	253,766	285,228	350,622	549,542	(1,159,233)	279,925
Noncontrolling Interests	—	—	—	(26,159)	—	(26,159)

Net Income Attributable to Weatherford	$253,766	$285,228	$350,622	$523,383	$(1,159,233)	$253,766

WEATHERFORD INTERNATIONAL LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Condensed Consolidating Statement of Income
Year Ended December 31, 2008
(In thousands)

			Other
	Bermuda	Delaware	Subsidiaries	Eliminations	Consolidation

Revenues	$—	$—	$9,600,564	$—	$9,600,564
Costs and Expenses	(35,899)	(1,684)	(7,584,432)	—	(7,622,015)

Operating Income (Loss)	(35,899)	(1,684)	2,016,132	—	1,978,549

Other Income (Expense):
Interest Income (Expense), Net	(127,684)	(115,721)	(274)	—	(243,679)
Intercompany Charges, Net	128,198	—	(128,198)	—	—
Equity in Subsidiary Income	1,393,964	1,478,574	—	(2,872,538)	—
Other, Net	(6,676)	(1,783)	(36,497)	—	(44,956)

Income (Loss) from Continuing Operations Before Income Taxes	1,351,903	1,359,386	1,851,163	(2,872,538)	1,689,914
Provision for Income Taxes	—	34,578	(284,139)	—	(249,561)

Income (Loss) from Continuing Operations	1,351,903	1,393,964	1,567,024	(2,872,538)	1,440,353
Income (Loss) from Discontinued Operation, Net of Taxes	2,000	—	(14,928)	—	(12,928)

Net Income (Loss)	1,353,903	1,393,964	1,552,096	(2,872,538)	1,427,425
Noncontrolling Interests	—	—	(34,272)	—	(34,272)

Net Income Attributable to Weatherford	$1,353,903	$1,393,964	$1,517,824	$(2,872,538)	$1,393,153

WEATHERFORD INTERNATIONAL LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Condensed Consolidating Statement of Income
Year Ended December 31, 2007
(In thousands)

			Other
	Bermuda	Delaware	Subsidiaries	Eliminations	Consolidation

Revenues	$—	$—	$7,832,062	$—	$7,832,062
Costs and Expenses	(15,400)	(3,641)	(6,188,685)	—	(6,207,726)

Operating Income (Loss)	(15,400)	(3,641)	1,643,377	—	1,624,336

Other Income (Expense):
Interest Income (Expense), Net	(95,568)	(73,428)	(2,285)	—	(171,281)
Intercompany Charges, Net	(100,538)	206,371	(105,833)	—	—
Equity in Subsidiary Income	1,262,288	1,177,140	—	(2,439,428)	—
Other, Net	7,709	1,101	(17,379)	—	(8,569)

Income (Loss) from Continuing Operations Before Income Taxes	1,058,491	1,307,543	1,517,880	(2,439,428)	1,444,486
Provision for Income Taxes	—	(45,255)	(287,505)	—	(332,760)

Income (Loss) from Continuing Operations	1,058,491	1,262,288	1,230,375	(2,439,428)	1,111,726
Income (Loss) from Discontinued Operation, Net of Taxes	12,115	—	(33,484)	—	(21,369)

Net Income (Loss)	1,070,606	1,262,288	1,196,891	(2,439,428)	1,090,357
Noncontrolling Interests	—	—	(19,751)	—	(19,751)

Net Income Attributable to Weatherford	$1,070,606	$1,262,288	$1,177,140	$(2,439,428)	$1,070,606

WEATHERFORD INTERNATIONAL LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Condensed Consolidating Statement of Cash Flows
Year Ended December 31, 2009
(In thousands)

				Other
	Parent	Bermuda	Delaware	Subsidiaries	Eliminations	Consolidation

Cash Flows from Operating Activities:
Net Income	$253,766	$285,228	$350,622	$549,542	$(1,159,233)	$279,925
Adjustments to Reconcile Net Income (Loss) to Net Cash Provided (Used) by Operating Activities:
Charges from Parent or Subsidiary	20,776	(5,430)	143,689	(159,035)	—	—
(Gain) Loss from Discontinued Operations	—	—	—	—	—	—
Equity in (Earnings) Loss of Affiliates	(285,228)	(350,622)	(523,383)	—	1,159,233	—
Deferred Income Tax Provision (Benefit)	—	—	(10,008)	(100,318)	—	(110,326)
Other Adjustments	7,718	(166,010)	161,307	441,708	—	444,723

Net Cash Provided (Used) by Operating Activities — Continuing Operations	(2,968)	(236,834)	122,227	731,897	—	614,322
Net Cash Used by Operating Activities — Discontinued Operations	—	—	—	—	—	—

Net Cash Provided (Used) by Operating Activities	(2,968)	(236,834)	122,227	731,897	—	614,322

Cash Flows from Investing Activities:
Acquisitions of Businesses, Net of Cash Acquired	—	—	—	(9,695)	—	(9,695)
Capital Expenditures for Property, Plant and Equipment	—	—	—	(1,569,477)	—	(1,569,477)
Acquisition of Intellectual Property	—	—	—	(34,210)	—	(34,210)
Purchase of Equity Investment in Unconsolidated Affiliate	—	—	—	(26,999)	—	(26,999)
Proceeds from Sale of Assets and Businesses, Net	—	—	—	123,445	—	123,445
Capital Contribution to Subsidiary	—	(474,465)	(39)	—	474,504	—

Net Cash Provided (Used) by Investing Activities — Continuing Operations	—	(474,465)	(39)	(1,516,936)	474,504	(1,516,936)
Net Cash Provided by Investing Activities — Discontinued Operations	—	—	—	—	—	—

Net Cash Provided (Used) by Investing Activities	—	(474,465)	(39)	(1,516,936)	474,504	(1,516,936)

Cash Flows from Financing Activities:
Borrowings of (Repayments on) Short-term Debt, Net	—	(429,070)	110	36,040	—	(392,920)
Borrowings of (Repayments on) Long-term Debt, Net	—	1,233,365	—	(6,779)	—	1,226,586
Borrowings (Repayments) Between Subsidiaries, Net	2,968	(92,973)	(194,416)	284,421	—	—
Proceeds from Capital Contribution	—	—	—	474,504	(474,504)	—
Other, Net	—	—	72,489	—	—	72,489

Net Cash Provided (Used) by Financing Activities — Continuing Operations	2,968	711,322	(121,817)	788,186	(474,504)	906,155
Net Cash Provided (Used) by Financing Activities — Discontinued Operations	—	—	—	—	—	—

Net Cash Provided (Used) by Financing Activities	2,968	711,322	(121,817)	788,186	(474,504)	906,155

Effect of Exchange Rate Changes on Cash and Cash Equivalents	—	—	—	10,580	—	10,580
Net Increase (Decrease) in Cash and Cash Equivalents	—	23	371	13,727	—	14,121
Cash and Cash Equivalents at Beginning of Year	102	24	50	238,222	—	238,398

Cash and Cash Equivalents at End of Year	$102	$47	$421	$251,949	$—	$252,519

WEATHERFORD INTERNATIONAL LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Condensed Consolidating Statement of Cash Flows
Year Ended December 31, 2008
(In thousands)

			Other
	Bermuda	Delaware	Subsidiaries	Eliminations	Consolidation

Cash Flows from Operating Activities:
Net Income (Loss)	$1,353,903	$1,393,964	$1,552,096	$(2,872,538)	$1,427,425
Adjustments to Reconcile Net Income (Loss) to Net Cash Provided (Used) by Operating Activities:
Charges from Parent or Subsidiary	(128,198)	—	128,198	—	—
(Gain) Loss from Discontinued Operations	(2,000)	—	14,928	—	12,928
Equity in (Earnings) Loss of Affiliates	(1,393,964)	(1,478,574)	—	2,872,538	—
Deferred Income Tax Provision (Benefit)	—	(15,687)	(65,005)	—	(80,692)
Other Adjustments	(21,284)	(120,321)	(107,269)	—	(248,874)

Net Cash Provided (Used) by Operating Activities — Continuing Operations	(191,543)	(220,618)	1,522,948	—	1,110,787
Net Cash Used by Operating Activities — Discontinued Operations	—	—	(6,219)	—	(6,219)

Net Cash Provided (Used) by Operating Activities	(191,543)	(220,618)	1,516,729	—	1,104,568

Cash Flows from Investing Activities:
Acquisitions of Businesses, Net of Cash Acquired	—	—	(798,530)	—	(798,530)
Capital Expenditures for Property, Plant and Equipment	—	—	(2,484,163)	—	(2,484,163)
Acquisition of Intellectual Property	—	—	(24,079)	—	(24,079)
Purchase of Equity Investment in Unconsolidated Affiliate	—	—	(11,568)	—	(11,568)
Proceeds from Sale of Assets and Businesses, Net	—	—	297,285	—	297,285
Capital Contribution to Subsidiary	(350,966)	(5,050)	—	356,016	—

Net Cash Provided (Used) by Investing Activities — Continuing Operations	(350,966)	(5,050)	(3,021,055)	356,016	(3,021,055)
Net Cash Provided by Investing Activities — Discontinued Operations	11,000	—	—	—	11,000

Net Cash Provided (Used) by Investing Activities	(339,966)	(5,050)	(3,021,055)	356,016	(3,010,055)

Cash Flows from Financing Activities:
Borrowings of (Repayments on) Short-term Debt, Net	199,054	(23,096)	301,863	—	477,821
Borrowings of (Repayments on) Long-term Debt, Net	1,483,931	(1,166)	(4,432)	—	1,478,333
Proceeds from Exercise of Stock Options	—	9,942	—	—	9,942
Borrowings (Repayments) Between Subsidiaries, Net	(1,151,147)	226,581	924,566	—	—
Proceeds from Capital Contribution	—	—	356,016	(356,016)	—
Other, Net	(533)	11,968	—	—	11,435

Net Cash Provided (Used) by Financing Activities — Continuing Operations	531,305	224,229	1,578,013	(356,016)	1,977,531
Net Cash Provided (Used) by Financing Activities — Discontinued Operations	—	—	—	—	—

Net Cash Provided (Used) by Financing Activities	531,305	224,229	1,578,013	(356,016)	1,977,531

Effect of Exchange Changes on Cash and Cash Equivalents	—	—	(4,360)	—	(4,360)
Net Decrease in Cash and Cash Equivalents	(204)	(1,439)	69,327	—	67,684
Cash and Cash Equivalents at Beginning of Year	228	1,489	168,997	—	170,714

Cash and Cash Equivalents at End of Year	$24	$50	$238,324	$—	$238,398

WEATHERFORD INTERNATIONAL LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Condensed Consolidating Statement of Cash Flows
Year Ended December 31, 2007
(In thousands)

			Other
	Bermuda	Delaware	Subsidiaries	Eliminations	Consolidation

Cash Flows from Operating Activities:
Net Income (Loss)	$1,070,606	$1,262,288	$1,196,891	$(2,439,428)	$1,090,357
Adjustments to Reconcile Net Income (Loss) to Net Cash Provided (Used) by Operating Activities:
Charges from Parent or Subsidiary	100,538	(206,371)	105,833	—	—
(Income) Loss from Discontinued Operation	(12,115)	—	33,484	—	21,369
Equity in (Earnings) Loss of Affiliates	(1,262,288)	(1,177,140)	—	2,439,428	—
Deferred Income Tax Provision (Benefit)	—	(16,788)	45,661	—	28,873
Other Adjustments	413,899	(115,003)	(556,840)	—	(257,944)

Net Cash Provided (Used) by Operating Activities — Continuing Operations	310,640	(253,014)	825,029	—	882,655
Net Cash Used by Operating Activities — Discontinued Operation	—	—	(10,149)	—	(10,149)

Net Cash Provided (Used) by Operating Activities	310,640	(253,014)	814,880	—	872,506

Cash Flows from Investing Activities:
Acquisitions of Businesses, Net of Cash Acquired	—	—	(275,149)	—	(275,149)
Purchase of Equity Investments in Unconsolidated Affiliates	—	—	(335,220)	—	(335,220)
Capital Expenditures for Property, Plant and Equipment	—	—	(1,635,041)	—	(1,635,041)
Acquisition of Intellectual Property	—	—	(23,035)	—	(23,035)
Proceeds from Sale of Assets and Businesses, Net	—	—	84,476	—	84,476
Capital Contribution to Subsidiary	(736,748)	(36,147)	—	772,895	—
Distribution of Earnings from Subsidiary	—	(1,486,365)	1,486,365	—	—
Other Investing Activities	—	—	(38,500)	—	(38,500)

Net Cash Provided (Used) by Investing Activities — Continuing Operations	(736,748)	(1,522,512)	(736,104)	772,895	(2,222,469)
Net Cash Used by Investing Activities — Discontinued Operation	—	—	(10,579)	—	(10,579)

Net Cash Provided (Used) by Investing Activities	(736,748)	(1,522,512)	(746,683)	772,895	(2,233,048)

Cash Flows from Financing Activities:
Borrowings of (Repayments on) Short-term Debt, Net	(299,187)	16,361	400,691	—	117,865
Borrowings of (Repayments on) Long-term Debt, Net	—	1,485,497	(14,734)	—	1,470,763
Borrowings (Repayments) Between Subsidiaries, Net	725,488	213,695	(939,183)	—	—
Purchase of Treasury Shares	—	—	(246,190)	—	(246,190)
Proceeds from Exercise of Stock Options	—	34,192	—	—	34,192
Proceeds from Capital Contribution	—	—	772,895	(772,895)	—
Other, Net	—	24,999	—	—	24,999

Net Cash Provided (Used) by Financing Activities — Continuing Operations	426,301	1,774,744	(26,521)	(772,895)	1,401,629
Net Cash Provided by Financing Activities — Discontinued Operation	—	—	—	—	—

Net Cash Provided (Used) by Financing Activities	426,301	1,774,744	(26,521)	(772,895)	1,401,629

Effect of Exchange Rate Changes on Cash and Cash Equivalents	—	—	3,340	—	3,340
Net Increase (Decrease) in Cash and Cash Equivalents	193	(782)	45,016	—	44,427
Cash and Cash Equivalents at Beginning of Year	35	2,271	123,981	—	126,287

Cash and Cash Equivalents at End of Year	$228	$1,489	$168,997	$—	$170,714

Item 9.	Changes in and Disagreement with Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

Evaluation of disclosure controls and procedures.

At the end of the period covered by this Annual Report on Form 10-K, we carried out an evaluation, under the supervision and with the participation of management, including the Chief Executive Officer (“CEO”) and the Chief Financial Officer (“CFO”), of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15 (e) and 15d-15 (e) under the Exchange Act). Based upon that evaluation, our CEO and CFO have concluded our disclosure controls and procedures are effective as of the end of the period covered by this report to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and that information relating to us (including our consolidated subsidiaries) required to be disclosed is accumulated and communicated to management, including the CEO and CFO, to allow timely decisions regarding required disclosure.

Changes in internal controls.

Our management, including the CEO and CFO, identified no change in our internal control over financial reporting that occurred during our fiscal quarter ended December 31, 2009 that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

Internal controls over financial reporting.

Management’s report on our internal controls over financial reporting can be found in Item 8 of this report.

Item 9B.	Other Information

None

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

Pursuant to General Instructions G(3), information on directors and executive officers of the Registrant will be filed in an amendment to this Annual Report on Form 10-K or incorporated by reference from our definitive proxy statement for the annual meeting to be held on June 23, 2010.

The Company has adopted a code of ethics entitled “Code of Business Conduct,” which applies to all our employees, officers and directors and our board of directors has also adopted a separate “Supplemental Code of Business Conduct” for our senior officers. Copies of these codes can also be found at www.weatherford.com.

Item 11.	Executive Compensation

Pursuant to General Instructions G(3), information on executive compensation will be filed in an amendment to this Annual Report on Form 10-K or incorporated by reference from our definitive proxy statement for the annual meeting to be held on June 23, 2010.

Item 12(a).	Security Ownership of Certain Beneficial Owners.

Pursuant to General Instructions G(3), information on security ownership of certain beneficial owners will be filed in an amendment to this Annual Report on Form 10-K or incorporated by reference from our definitive proxy statement for the annual meeting to be held on June 23, 2010.

Item 12(b).	Security Ownership of Management.

Pursuant to General Instructions G(3), information on security ownership of management will be filed in an amendment to this Annual Report on Form 10-K or incorporated by reference from our definitive proxy statement for the annual meeting to be held on June 23, 2010.

Item 12(d).	Securities Authorized for Issuance under Equity Compensation Plans.

The following table provides information as of December 31, 2009 about the number of shares to be issued upon vesting or exercise of equity awards including options, restricted shares, warrants and deferred stock units as well as the number of shares remaining available for issuance under our equity compensation plans.

			Number of Shares
			Remaining Available
	Number of Shares		for Future Issuance
	to be Issued Upon	Weighted Average	Under Equity
	Exercise of	Exercise Price of	Compensation Plans
	Outstanding	Outstanding	(Excluding Shares
	Options, Warrants	Options, Warrants	Reflected in the
	and Rights	and Rights	First Column)
	(In thousands, except share prices)

Plan Category:
Equity compensation plans approved by shareholders(a)	13,825	$22.86	2,297
Equity compensation plans not approved by shareholders(b)	25,061	11.37	—

Total	38,886	15.46	2,297

(a)	Includes our Omnibus Plan, which was approved by our shareholders in May 2006.

(b)	Includes the following compensation plans that were not approved by our shareholders: our 1998 Employee Stock Option Plan, our Non-Employee Director Deferred Compensation Plan, our Foreign Executive Deferred Compensation Stock Ownership Plan and our 2003 Restricted Share Plan. Those plans and other individual compensation arrangements that were not approved by our shareholders are described below.

Our 1998 Employee Stock Option Plan, (“1998 Plan”), provides for the grant of nonqualified options to purchase our shares to employees or employees of our affiliates, as determined by the Compensation Committee of our Board of Directors. The price at which shares may be purchased is based on the market price of the shares and cannot be less than the aggregate par value of the shares on the date the option was granted. Unless otherwise provided in an option agreement, no option may be exercised after one day less than 10 years from the date of vesting. Options generally become fully exercisable after three to four years from the date of grant, subject to earlier vesting in the event of the death, disability or retirement of the employee or in the event of a change of control of the Company. The 1998 Plan provides for the grant of options to purchase up to 88,000,000 shares. As of December 31, 2009, there were options to purchase an aggregate of 9,280,280 our shares outstanding under the 1998 Plan, all of which are vested. Subsequent to the shareholder approval of our Omnibus Plan in May 2006, awards are no longer granted under the 1998 Plan.

A total of 3,898,112 options to purchase shares of our stock were granted under individual compensation arrangements with the following directors: Mr. David J. Butters, Mr. William E. Macaulay, Mr. Robert B. Millard, Mr. Robert K. Moses, Jr. and Mr. Robert A. Rayne. At December 31, 2009, there were an aggregate of 2,491,456 of these options outstanding under these agreements, all of which are fully vested.

Under our Non-Employee Director Deferred Compensation Plan (“DDC Plan”), each non-employee director may elect to defer up to 7.5% of any fees paid by the us. The deferred fees were converted into non-monetary units representing shares that could have been purchased with the deferred fees based on the market price of our shares on the last day of the month in which fees were deferred. If a non-employee director elected to defer at least 5% of his fees, we made an additional contribution to the director’s account equal to the sum of (1) 7.5% of the director’s fees plus (2) the amount of fees deferred by the director. The non-employee directors are fully vested at all times. Our directors may generally determine when distributions will be made from the plan, but in any event all benefits under the DDC Plan will be distributed no later than January 1, 2017. The amount of the distribution will be a number of our shares equal to the number of units at the time of distribution. As of December 31, 2009, there were 121,226 deferred units outstanding under this plan. Effective December 31, 2008, we suspended the DDC Plan. While the plan is suspended, no new participants may join the plan and no further deferrals of fees or matching contributions will be made under the plan unless and until our Board of Directors determines otherwise.

We established our Foreign Executive Deferred Compensation Stock Ownership Plan for key foreign employees (“FEDC Plan”) and under this plan we contribute 15% of each participant’s total salary, bonus and commission compensation each year. Our contributions vest over a five-year period on the basis of 20% per year for each year of service. Under the FEDC Plan, our contributions are converted into non-monetary units equal to the number of our shares that could have been purchased with the amounts contributed based on the average closing price of our shares for each day of the month in which contributions are made. Distributions are made under the FEDC Plan after a participant retires, becomes disabled or dies or after his employment is terminated, but in any event all benefits under the FEDC Plan will be distributed no later than January 1, 2017. Distributions under the FEDC Plan are made in a number of our shares equal to the number of units allocated to the participant’s account at the time of distribution. As of December 31, 2009, there were 153,490 deferred units outstanding under this plan.

We issued warrants to purchase up to 12,928,856 of our shares at a price of $15.00 per share, which are exercisable until February 28, 2012. The warrant holders may exercise the warrants and settlement may occur through physical delivery, net share settlement, net cash settlement or a combination thereof. The net cash settlement option upon exercise is at our sole discretion.

In 2003, our Board of Directors approved a restricted share plan that allows for the grant of up to 15,340,000 of our shares to our key employees and directors (“2003 Restricted Share Plan”). Restricted shares are subject to forfeiture restrictions that generally lapse after a specified period from the date of grant and are subject to earlier vesting in the event of death, retirement or a change in control. As of December 31, 2009, there were 12,534,835 shares granted net of forfeitures under the 2003 Restricted Share Plan and 86,000 shares are unvested. Subsequent to the shareholder approval of our Omnibus Plan in May 2006, awards are no longer made under this plan.

Item 13.	Certain Relationships and Related Transactions and Director Independence

Pursuant to General Instruction G(3), information on certain relationships and related transactions and director independence will be filed in an amendment to this Annual Report on Form 10-K or incorporated by reference from our definitive proxy statement for the annual meeting to be held on June 23, 2010.

Item 14.	Principal Accountant Fees and Services

Pursuant to General Instruction G(3), information on principal accountant fees and services will be filed in an amendment to this Annual Report on Form 10-K or incorporated by reference from our definitive proxy statement for the annual meeting to be held on June 23, 2010.

PART IV

Item 15.	Exhibits, Financial Statement Schedules

(a) The following documents are filed as part of this report or incorporated by reference:

1. The consolidated financial statements of the Company listed on page 37 of this report.

2. The financial statement schedule on page 98 of this report.

3. The exhibits of the Company listed below under Item 15(b).

(b) Exhibits:

Exhibit
Number	Description

2.1	Stock Purchase Agreement dated June 6, 2005 by and between Precision Drilling Corporation and Weatherford International Ltd. (incorporated by reference to Exhibit 2.1 to Amendment No. 1 to the Registrant’s Current Report on Form 8-K dated June 6, 2005 on Form 8-K/A (File No. 1-31339) filed June 9, 2005).
2.2	Agreement and Plan of Merger dated May 8, 2002, among Weatherford International, Inc., Weatherford Merger, Inc., Weatherford International Ltd. and Weatherford U.S. Holdings LLC (incorporated by reference to Exhibit 2.1 to Amendment No. 1 to the Registration Statement on Form S-4 (Reg. No. 333-85644) filed on May 22, 2002).
2.3	Share Exchange Agreement dated as of December 10, 2008, among Weatherford International, Ltd., a Bermuda exempted company, and Weatherford International Ltd., a Swiss company (incorporated by reference to Exhibit 2.1 to the Registrant’s Current Report on Form 8-K (File No. 1-31339) filed December 10, 2008).
2.5	Sale and Purchase Agreement, dated as of May 29, 2009 between Weatherford International Ltd. and Novy Investments Limited (incorporated by reference to Exhibit 99.1 to the Registrant’s Current Report on Form 8-K/A (File No. 1-34258) filed June 3, 2009).
3.1	Memorandum of Association of Weatherford International Ltd. (incorporated by reference to Annex II to the proxy statement/prospectus included in Amendment No. 1 to the Registration Statement on Form S-4 (Reg. No. 333-85644) filed on May 22, 2002).
3.2	Memorandum of Increase of Share Capital of Weatherford International Ltd. (incorporated by reference to Annex II to the proxy statement/prospectus included in Amendment No. 1 to the Registration Statement on Form S-4 (Reg. No. 333-85644) filed on May 22, 2002).
3.3	Bye-laws of Weatherford International Ltd. (incorporated by reference to Annex III to the proxy statement/prospectus included in Amendment No. 1 to the Registration Statement on Form S-4 (Reg. No. 333-85644) filed on May 22, 2002).
3.4	Articles of Association of Weatherford International Ltd., a Swiss joint stock corporation (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K (File No. 1-34258) filed February 26, 2009).
3.5	Organizational Regulations of Weatherford International Ltd., a Swiss joint stock corporation (incorporated by reference to Exhibit 3.2 to the Registrant’s Current Report on Form 8-K (File No. 1-34258) filed February 26, 2009).
3.6	Articles of Association of Weatherford International Ltd. (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K (File No. 1-34258) filed July 27, 2009).
3.7	Articles of Association of Weatherford International Ltd. (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K (File No. 1-34258) filed September 17, 2009).
4.1	See Exhibits 3.1, 3.2 and 3.3 for provisions of the Memorandum of Association and Bye-laws of Weatherford International Ltd. defining the rights of holders of common shares.
4.2	Certificate of Assistant Secretary as to the adoption of a resolution increasing authorized share capital (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K (File No. 1-31339) filed May 15, 2006).

Exhibit
Number	Description

4.3	Guarantee, dated as of October 25, 2005, of Weatherford International, Inc. for the benefit of holders of any notes issued by Weatherford International Ltd., from time to time pursuant to the Issuing and Paying Agent Agreement, dated as of October 25, 2005, between Weatherford International Ltd., Weatherford International, Inc. and JPMorgan Chase Bank, National Association (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K (File No. 1-31339) filed October 31, 2005).
4.4	Second Amended and Restated Credit Agreement dated as of May 2, 2006, among Weatherford International Ltd., Weatherford International, Inc., Weatherford Liquidity Management Hungary Limited Liability Company, JPMorgan Chase Bank as Administrative Agent, and the other Lenders party thereto (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K (File No. 1-31339) filed May 5, 2006).
4.5	Notice of Commitment Increase dated as of November 14, 2006, among Weatherford International Ltd., Weatherford International, Inc., Weatherford Liquidity Management Hungary Limited Liability Company, JPMorgan Chase Bank as Administrative Agent, and the other Lenders party thereto (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K (File No. 1-31339) filed November 16, 2006.
4.6	Omnibus Consent and Amendment to Second Amended and Restated Credit Agreement dated January 9, 2009 (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K (File No. 1-31339) filed January 15, 2009).
4.7	Credit Agreement, dated March 19, 2008, among Weatherford International Ltd, as borrower, Weatherford International, Inc. as guarantor, and Deutsche Bank AG Cayman Islands Branch as administrative agent, and the other lenders party thereto (incorporated by reference to Exhibit 4.6 to the Registrant’s Current Report on Form 8-K (File No. 1-31339) filed March 25, 2008).
4.8	Omnibus Consent and Amendment to Credit Agreement dated January 9, 2009 (incorporated by reference to Exhibit 4.2 to the Registrant’s Current Report on Form 8-K (File No. 1-31339) filed January 15, 2009).
4.9	Indenture dated May 17, 1996, between Weatherford Enterra, Inc. and Bank of Montreal Trust Company, as Trustee (incorporated by reference to Exhibit 4.1 to Weatherford Enterra, Inc.’s Current Report on Form 8-K (File No. 1-7867) filed May 31, 1996).
4.10	Third Supplemental Indenture dated November 16, 2001, between Weatherford International, Inc. and The Bank of New York, as Trustee (incorporated by reference to Exhibit 4.11 to the Registration Statement on Form S-3 (Reg. No. 333-73770) filed November 20, 2001).
4.11	Fourth Supplemental Indenture dated June 26, 2002, among Weatherford International, Inc., Weatherford International Ltd. and The Bank of New York (as successor in interest to Bank of Montreal Trust Company) (incorporated by reference to Exhibit 4.7 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002 (File No. 1-13086) filed August 14, 2002).
4.12	Indenture, dated October 1, 2003, among Weatherford International Ltd., Weatherford International, Inc., and Deutsche Bank Trust Company Americas (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K (File No. 1-31339) filed October 2, 2003).
4.13	Officers’ Certificate dated as of February 17, 2006, establishing the series of 5.50% Senior Notes due 2016 (incorporated by reference to Exhibit 4.2 to the Registrant’s Current Report on Form 8-K (File No. 001-31339) filed February 17, 2006).
4.14	Officer’s Certificate, dated August 7, 2006, establishing the series of 6.50% Senior Notes due 2036 (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K (File No. 1-31339) filed August 7, 2006).
4.15	First Supplemental Indenture, dated March 25, 2008 among Weatherford International Ltd., Weatherford International, Inc., and Deutsche Bank Trust Company Americas (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K (File No. 1-31339) filed March 25, 2008).
4.16	Indenture, dated June 18, 2007, among the Weatherford Delaware, as issuer, Weatherford Bermuda, as guarantor, and Deutsche Bank Trust Company Americas, as trustee, (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K (File No. 1-31339) filed on June 18, 2007).

Exhibit
Number	Description

4.17	First Supplemental Indenture, dated June 18, 2007, among the Weatherford Delaware, as issuer, Weatherford Bermuda, as guarantor, and Deutsche Bank Trust Company Americas, as trustee (including forms of notes) (incorporated by reference to Exhibit 4.2 to the Registrant’s Current Report on Form 8-K (File No. 1-31339) filed on June 18, 2007).
4.18	Second Supplemental Indenture, dated as of January 8, 2009, among Weatherford International Ltd., Weatherford International, Inc., and Deutsche Bank Trust Company Americas (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K (File No. 1-31339) filed January 8, 2009).
4.19	Form of global note for 5.95% Senior Notes due 2012 (incorporated by reference to Exhibit 4.15 to the Registrant’s Registration Statement on Form S-4 (Registration No. 333-146695) filed November 8, 2007).
4.20	Form of global note for 5.15% Senior Notes due 2013 (incorporated by reference to Exhibit 4.2 to the Registrant’s Current Report on Form 8-K (File No. 1-31339) filed March 25, 2008).
4.21	Form of global note for 4.95% Senior Notes due 2013 (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K (File No. 1-31339) filed October 7, 2003).
4.22	Form of global note for 5.50% Senior Notes due 2016 (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K (File No. 001-31339) filed February 17, 2006).
4.23	Form of global note for 6.00% Senior Notes due 2018 (incorporated by reference to Exhibit 4.3 to the Registrant’s Current Report on Form 8-K (File No. 1-31339) filed March 25, 2008).
4.24	Form of global note for 9.625% Senior Notes due 2019 (incorporated by reference to Exhibit 4.2 to the Registrant’s Current Report on Form 8-K (File No. 1-31339) filed January 8, 2009).
4.25	Form of $500,000 Global note for 6.50% Senior Notes due 2036 (incorporated by reference to Exhibit 4.2 to the Registrant’s Current Report on Form 8-K (File No. 1-31339) filed August 7, 2006).
4.26	Form of $100,000 Global note for 6.50% Senior Notes due 2036 (incorporated by reference to Exhibit 4.3 to the Registrant’s Current Report on Form 8-K (File No. 1-31339) filed August 7, 2006).
4.27	Form of global note for 6.80% Senior Notes due 2037 (incorporated by reference to Exhibit 4.17 to the Registrant’s Registration Statement on Form S-4 (Registration No. 333-146695) filed November 8, 2007).
4.28	Form of global note for 7.00% Senior Notes due 2038 (incorporated by reference to Exhibit 4.4 to the Registrant’s Current Report on Form 8-K (File No. 1-31339) filed March 25, 2008).
4.29	Form of global note for 9.875% Senior Notes due 2039 (incorporated by reference to Exhibit 4.3 to the Registrant’s Current Report on Form 8-K (File No. 1-31339) filed January 8, 2009).
4.30	Amended and Restated Warrant Agreement, dated effective as of July 12, 2006, by and among Weatherford International, Ltd., Weatherford International, Inc. and Shell Technology Ventures, Inc. (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K (File No. 1-31339) filed July 14, 2006).
4.31	Fifth Supplemental Indenture, dated as of February 26, 2009, among Weatherford International, Inc., a Delaware corporation, Weatherford International Ltd., a Bermuda exempted company, Weatherford International Ltd., a Swiss joint stock corporation, and The Bank of New York, as successor trustee, to the Indenture dated as of May 17, 1996 (the “1996 Indenture”) (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K (File No. 1-34258) filed February 26, 2009).
4.32	Third Supplemental Indenture, dated as of February 26, 2009, among Weatherford International Ltd., a Bermuda exempted company, Weatherford International, Inc., a Delaware corporation, Weatherford International Ltd., a Swiss joint stock corporation, and Deutsche Bank Trust Company Americas, as trustee, to the Indenture dated as of October 1, 2003 (the “2003 Indenture”) (incorporated by reference to Exhibit 4.2 to the Registrant’s Current Report on Form 8-K (File No. 1-34258) filed February 26, 2009).

Exhibit
Number		Description

4.33		Second Supplemental Indenture, dated as of February 26, 2009, among Weatherford International, Inc., a Delaware corporation, Weatherford International Ltd., a Bermuda exempted company, Weatherford International Ltd., a Swiss joint stock corporation, and Deutsche Bank Trust Company Americas, as trustee, to the Indenture dated as of June 18, 2007 (the “2007 Indenture”) (incorporated by reference to Exhibit 4.3 to the Registrant’s Current Report on Form 8-K (File No. 1-34258) filed February 26, 2009).
4.34		Opinion of Baker & McKenzie Geneva relating to the guarantees of Weatherford International Ltd., a Swiss joint stock corporation, with respect to the 9.625% Senior Notes due 2019 and 9.875% Senior Notes due 2039, issued by Weatherford International Ltd., a Bermuda exempted company, under the 2003 Indenture (incorporated by reference to Exhibit 5.1 to the Registrant’s Current Report on Form 8-K (File No. 1-34258) filed February 26, 2009).
4.35		Opinion of Andrews Kurth relating to the guarantees of Weatherford International Ltd., a Swiss joint stock corporation, with respect to the 9.625% Senior Notes due 2019 and 9.875% Senior Notes due 2039, issued by Weatherford International Ltd., a Bermuda exempted company, under the 2003 Indenture (incorporated by reference to Exhibit 5.2 to the Registrant’s Current Report on Form 8-K (File No. 1-34258) filed February 26, 2009).
4.36		Registration Rights Agreement, dated as of July 27, 2009 between Weatherford International Ltd. and Novy Investments Limited (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K (File No. 1-34258) filed July 27, 2009).
4.37		Registration Rights Agreement, dated as of September 16, 2009 between Weatherford International Ltd. and Integrity Energy International, LLC. (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K (File No. 1-34258) filed September 17, 2009).
10.1		Issuing and Paying Agent Agreement, dated as of October 25, 2005, among Weatherford International Ltd., Weatherford International, Inc. and JPMorgan Chase Bank, National Association (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 1-31339) filed October 31, 2005).
10.2		Commercial Paper Dealer Agreement, dated as of October 25, 2005, among Weatherford International Ltd., Weatherford International, Inc. and J.P. Morgan Securities Inc. (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K (File No. 1-31339) filed October 31, 2005).
10.3		Commercial Paper Dealer Agreement, dated as of October 25, 2005, among Weatherford International Ltd., Weatherford International, Inc. and Goldman, Sachs & Co. (incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K (File No. 1-31339) filed October 31, 2005).
10.4		Commercial Paper Dealer Agreement, dated as of October 25, 2005, among Weatherford International Ltd., Weatherford International, Inc. and Merrill Lynch Money Markets Inc. (for notes with maturities up to 270 days) and Merrill Lynch, Pierce, Fenner & Smith Incorporated, (for notes with maturities over 270 days up to 397 days) (incorporated by reference to Exhibit 10.4 to the Registrant’s Current Report on Form 8-K (File No. 1-31339) filed October 31, 2005).
*10	.5	Weatherford International Ltd. Restricted Share Plan, including form of agreement for officers and non-officers (incorporated by reference to Exhibit 10.2 to Amendment No. 1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2004 on Form 10-Q/A (File No. 1-31339) filed September 15, 2004).
*10	.6	Trust under Weatherford International Ltd. Nonqualified Executive Retirement Plan dated March 23, 2004 (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2004 (File No. 1-31339) filed May 6, 2004).
*10	.7	Amended and Restated Non-Employee Director Stock Option Plan (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1995 (File No. 1-13086) filed August 12, 1995).
*10	.8	General Amendment of Employee Stock Option Programs of Weatherford International, Inc. dated May 9, 2003 (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003 (File No. 1-31339) filed August 14, 2003).
*10	.9	General Amendment of Director’s Stock Option Plans and Agreements dated May 9, 2003 (incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003 (File No. 1-31339) filed August 14, 2003).

Exhibit
Number		Description

*10	.10	Weatherford International, Inc. 1998 Employee Stock Option Plan, as amended, including form of agreement for officers (incorporated by reference to Exhibit 10.18 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2003 (File No. 1-13086) filed March 24, 2004).
*10	.11	Amendment to Stock Option Programs (incorporated by reference to Exhibit 4.19 to the Registrant’s Registration Statement on Form S-8 (Reg. No. 333-36598) filed May 19, 2000).
*10	.12	Indemnification Agreement, dated as of September 29, 2005, between Weatherford International Ltd. and Andrew P. Becnel (incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K (File No. 1-31339) filed October 5, 2005).
*10	.13	Indemnification Agreements with Robert K. Moses, Jr. (incorporated by reference to Exhibit 10.10 to Weatherford Enterra, Inc.’s Annual Report on Form 10-K for the year ended December 31, 1987 (File No. 1-7867)); and William E. Macaulay (incorporated by reference to Exhibit 10.2 to Weatherford Enterra, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1995 (File No. 1-7867)).
*10	.14	Indemnification Agreements with each of Bernard J. Duroc-Danner, Burt M. Martin, Stuart E. Ferguson, David J. Butters, Robert A. Rayne, Robert K. Moses, Jr., Robert B. Millard, and William E. Macaulay (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2002 (File No. 1-13086) filed November 13, 2002).
*10	.15	Form of Stock Option Agreement for Non-Employee Directors dated September 8, 1998 (incorporated by reference to Exhibit 10.23 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1998 (File No. 1-13086) filed March 31, 1999).
*10	.16	Form of Amendment to Stock Option Agreements dated September 8, 1998 for Non-Employee Directors (incorporated by reference to Exhibit 4.17 to the Registration Statement on Form S-8 (Reg. No. 333-36598) filed May 9, 2000).
*10	.17	Form of Stock Option Agreement for Non-employee Directors dated July 5, 2000 (incorporated by reference to Exhibit 4.16 to the Registration Statement on Form S-8 (Reg. No. 333-48322) filed October 20, 2000).
*10	.18	Form of Stock Option Agreement for Non-employee Directors dated September 26, 2001 (incorporated by reference to Exhibit 4.19 to the Registration Statement on Form S-8 (Reg. No. 333-81678) filed January 30, 2002).
*10	.19	Assumption and General Amendment of Directors’ Stock Option and Benefit Programs and General Amendment of Employee Stock Option and Benefit Programs of Weatherford International, Inc. dated June 26, 2002 (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002 (File No. 1-13086) filed August 14, 2002).
*10	.20	Indemnification Agreement dated October 27, 2006, between Weatherford International Ltd. and Jessica Abarca (incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K (File No. 1-31339) filed October 27, 2006).
*10	.21	Form of Restricted Share Unit Award Agreement for Officers pursuant to Weatherford International Ltd. 2006 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.45 to the Registrant’s Annual Report on Form 10-K for the year ended December 31,2006 (File No. 1-31339) filed February 23, 2007).
*10	.22	Form of Stock Option Award Agreement for Officers pursuant to Weatherford International Ltd. 2006 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.46 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2006 (File No. 1-31339) filed February 23, 2007).
*10	.23	Form of Restricted Share Award Agreement for Non-employee Directors pursuant to Weatherford International Ltd. 2006 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.47 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2006 (File No. 1-31339 filed February 23, 2007).
*10	.24	Form of Restricted Share Award Agreement for Officers pursuant to Weatherford International Ltd. 2006 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.48 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2006 (File No. 1-31339) filed February 23, 2007).

Exhibit
Number		Description

*10	.25	Form of Stock Option Award Agreement for Non-Employee Directors pursuant to Weatherford International Ltd. 2006 Omnibus Plan (incorporated by reference to Exhibit 10.49 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2006 (File No. 1-31339) filed February 23, 2007).
*10	.26	Indemnification Agreement, dated as of June 11, 2007, between Weatherford International Ltd. and Keith R. Morley (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K (File No. 1-31339) filed June 11, 2007).
*10	.27	Amended and Restated Employment Agreements dated December 31, 2008, between Weatherford International Ltd. and each of Jessica Abarca, Andrew P. Becnel, M. David Colley, Bernard J. Duroc-Danner, Stuart E. Ferguson, Burt M. Martin and Keith R. Morley (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 1-31339) filed December 31, 2008).
*10	.28	Employment Agreements effective as of January 1, 2009, between Weatherford International, Inc. and each of Jessica Abarca, Andrew P. Becnel, M. David Colley, Bernard J. Duroc-Danner, Stuart E. Ferguson, Burt M. Martin and Keith R. Morley (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K (File No. 1-31339) filed December 31, 2008).
*10	.29	Weatherford International, Inc. Executive Deferred Compensation Stock Ownership Plan, as amended and restated as of December 31, 2008 (incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K (File No. 1-31339) filed December 31, 2008).
*10	.30	Weatherford International, Inc. Foreign Executive Deferred Compensation Stock Plan, as amended and restated as of December 31, 2008 (incorporated by reference to Exhibit 10.4 to the Registrant’s Current Report on Form 8-K (File No. 1-31339) filed December 31, 2008).
*10	.31	Weatherford International Ltd. Non-Employee Director Deferred Compensation, as amended and restated as of December 31, 2008 (incorporated by reference to Exhibit 10.5 to the Registrant’s Current Report on Form 8-K (File No. 1-31339) filed December 31, 2008).
*10	.32	Weatherford International Ltd. Non-Employee Director Retirement Plan, as amended and restated as of December 31, 2008 (incorporated by reference to Exhibit 10.6 to the Registrant’s Current Report on Form 8-K (File No. 1-31339) filed December 31, 2008).
*10	.33	Weatherford Management Incentive Plan, including Form of Award Letter, as amended and restated as of December 31, 2008 (incorporated by reference to Exhibit 10.7 to the Registrant’s Current Report on Form 8-K (File No. 1-31339) filed December 31, 2008).
*10	.34	Amended and Restated Weatherford International Ltd. Nonqualified Executive Retirement Plan (incorporated by reference to Exhibit 10.8 to the Registrant’s Current Report on Form 8-K (File No. 1-31339) filed December 31, 2008).
*10	.35	Weatherford International, Inc. Supplemental Retirement Plan (incorporated by reference to Exhibit 10.9 to the Registrant’s Current Report on Form 8-K (File No. 1-31339) filed December 31, 2008).
*10	.36	Weatherford International Ltd. 2006 Omnibus Incentive Plan, as amended (incorporated by reference to Exhibit 10.10 to the Registrant’s Current Report on Form 8-K (File No. 1-31339) filed December 31, 2008).
*10	.37	Amendment to Weatherford International, Inc. 1998 Employee Stock Option Plan (incorporated by reference to Exhibit 10.11 to the Registrant’s Current Report on Form 8-K (File No. 1-31339) filed December 31, 2008).
*10	.38	Amendment to Weatherford International Ltd. Non-Employee Director Stock Option Agreements (incorporated by reference to Exhibit 10.12 to the Registrant’s Current Report on Form 8-K (File No. 1-31339) filed December 31, 2008).
*10	.39	Amended and Restated Employment Agreement, dated December 31, 2008, between Weatherford International Ltd. and Carel W. Hoyer (incorporated by reference to Exhibit 10.39 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2008 (File No. 1-31339) filed February 24, 2009).
*10	.40	Employment Agreement, dated February 2, 2009, between Weatherford International, Inc. and Carel W. Hoyer (incorporated by reference to Exhibit 10.40 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2008 (File No. 1-31339) filed February 24, 2009).

Exhibit
Number		Description

*10	.41	Indemnification Agreement, dated as of February 9, 2009, between Weatherford International Ltd. and Carel W. Hoyer (incorporated by reference to Exhibit 10.41 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2008 (File No. 1-31339) filed February 24, 2009).
*10	.42	Indemnification Agreement, dated as of February 9, 2009, between Weatherford International, Inc. and Carel W. Hoyer (incorporated by reference to Exhibit 10.42 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2008 (File No. 1-31339) filed February 24, 2009).
*10	.43	Amended and Restated Employment Agreement, dated December 31, 2008, between Weatherford International Ltd. and James M. Hudgins (incorporated by reference to Exhibit 10.43 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2008 (File No. 1-31339) filed February 24, 2009).
*10	.44	Employment Agreement, dated February 9, 2009, between Weatherford International, Inc. and James M. Hudgins (incorporated by reference to Exhibit 10.44 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2008 (File No. 1-31339) filed February 24, 2009).
*10	.45	Indemnification Agreement, dated as of September 4, 2002, between Weatherford International Ltd. and James M. Hudgins (incorporated by reference to Exhibit 10.45 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2008 (File No. 1-31339) filed February 24, 2009).
*10	.46	Indemnification Agreement, dated as of September 4, 2002, between Weatherford International, Inc. and James M. Hudgins (incorporated by reference to Exhibit 10.46 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2008 (File No. 1-31339) filed February 24, 2009).
10.47		Warrant Assignment and Assumption Agreement, dated February 26, 2009, between Weatherford International Ltd., a Bermuda exempted company, and Weatherford International Ltd., a Swiss joint stock corporation (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 1-34258) filed February 26, 2009).
10.48		Guaranty Agreement, dated as of February 26, 2009, by Weatherford International Ltd., a Swiss joint stock corporation, in favor of the lenders and certain other parties under the Second Amended and Restated Credit Agreement dated as of May 2, 2006, among Weatherford International Ltd., a Bermuda exempted company, Weatherford International, Inc., Weatherford Liquidity Management Hungary Limited Liability Company, JPMorgan Chase Bank as Administrative Agent, and the other Lenders party thereto (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K (File No. 1-34258) filed February 26, 2009).
10.49		Guaranty Agreement, dated as of February 26, 2009, by Weatherford International Ltd., a Swiss joint stock corporation, in favor of the lenders and certain other parties under the Credit Agreement dated as of March 19, 2008, among Weatherford International Ltd., a Bermuda exempted company, Weatherford International, Inc., Deutsche Bank AG Cayman Islands Branch as Administrative Agent, and the other Lenders party thereto (incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K (File No. 1-34258) filed February 26, 2009).
10.50		Guaranty Agreement, dated as of February 26, 2009, by Weatherford International Ltd., a Swiss joint stock corporation, in favor of the lenders and certain other parties under the Credit Agreement dated as of October 20, 2008, among Weatherford International Ltd., a Bermuda exempted company, Weatherford International, Inc., UBS AG, Stamford Branch as Administrative Agent, and the other Lenders party thereto (incorporated by reference to Exhibit 10.4 to the Registrant’s Current Report on Form 8-K (File No. 1-34258) filed February 26, 2009).
10.51		Assumption and General Amendment Agreement, dated February 25, 2009, between Weatherford International Ltd., a Bermuda exempted company, and Weatherford International Ltd., a Swiss joint stock corporation (incorporated by reference to Exhibit 10.5 to the Registrant’s Current Report on Form 8-K (File No. 1-34258) filed February 26, 2009).
10.52		Form of Indemnification Agreement of Weatherford International Ltd., a Swiss joint stock corporation, for use with directors and executive officers (incorporated by reference to Exhibit 10.6 to the Registrant’s Current Report on Form 8-K (File No. 1-34258) filed February 26, 2009).
*10	.53	Employment Agreement, dated as of June 8, 2009, between Weatherford International Ltd. and Joseph C. Henry (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 1-34258) filed June 9, 2009).

Exhibit
Number		Description

*10	.54	Employment Agreement, dated as of June 8, 2009, between Weatherford International, Inc. and Joseph C. Henry (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K (File No. 1-34258) filed June 9, 2009).
*10	.55	Indemnification Agreement, dated as of February 26, 2009, between Weatherford International Ltd. and Joseph C. Henry (incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K (File No. 1-34258) filed June 9, 2009).
*10	.56	Employment Agreement, dated as of March 30, 2009, between Weatherford International Ltd. and William B. Jacobson (incorporated by reference to Exhibit 10.4 to the Registrant’s Current Report on Form 8-K (File No. 1-34258) filed June 9, 2009).
*10	.57	Employment Agreement, dated as of March 30, 2009, between Weatherford International, Inc. and William B. Jacobson (incorporated by reference to Exhibit 10.5 to the Registrant’s Current Report on Form 8-K (File No. 1-34258) filed June 9, 2009).
*10	.58	Indemnification Agreement, dated as of March 30, 2009 between Weatherford International Ltd. and William B. Jacobson (incorporated by reference to Exhibit 10.6 to the Registrant’s Current Report on Form 8-K (File No. 1-34258) filed June 9, 2009).
*10	.59	Employment Agreement, dated as of July 21, 2009, between Weatherford International Ltd. and Peter T. Fontana (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 1-34258) filed July 22, 2009).
*10	.60	Employment Agreement, dated as of July 21, 2009, between Weatherford International, Inc. and Peter T. Fontana (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K (File No. 1-34258) filed July 22, 2009).
*10	.61	Indemnification Agreement, dated as of July 21, 2009, between Weatherford International Ltd. and Peter T. Fontana (incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K (File No. 1-34258) filed July 22, 2009).
*10	.62	Form of Employment Agreement, between Weatherford International Ltd. and each of Jessica Abarca, Andrew P. Becnel, M. David Colley, Bernard J. Duroc-Danner, Stuart E. Ferguson, William B. Jacobson and Keith R. Morley (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 1-34258) filed December 31, 2009).
*10	.63	Supplemental Executive Retirement Plan effective as of January 1, 2010, between Weatherford International Ltd. and each of Jessica Abarca, Andrew P. Becnel, M. David Colley, Bernard J. Duroc-Danner, Stuart E. Ferguson and Keith R. Morley (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K (File No. 1-34258) filed December 31, 2009).
†21	.1	Subsidiaries of Weatherford International, Ltd.
†23	.1	Consent of Ernst & Young LLP.
†31	.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
†31	.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
**†32	.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
**†32	.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
**101		The following materials from Weatherford International Ltd.’s Annual Report on Form 10-K for the year ended December 31, 2009, formatted in XBRL (Extensible Business reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Income, (iii) the Consolidated Statement of Cash Flows, (iv) the Consolidated Statement of Comprehensive Income and (v) the notes to the consolidated financial statements, tagged as blocks of text.

*	Management contract or compensatory plan or arrangement.

**	Furnished with this Form 10-K

†	Filed herewith.

As permitted by Item 601(b)(4)(iii)(A) of Regulation S-K, the Company has not filed with this Annual Report on Form 10-K certain instruments defining the rights of holders of long-term debt of the Company and its subsidiaries because the total amount of securities authorized under any of such instruments does not exceed 10% of the total assets of the Company and its subsidiaries on a consolidated basis. We will furnish a copy of any of such instruments to the Securities and Exchange Commission upon request.

We will furnish to any requesting stockholder a copy of any of the above named exhibits upon the payment of our reasonable expenses of obtaining, duplicating and mailing the requested exhibits. All requests for copies of exhibits should be made in writing to our U.S. Investor Relations Department at 515 Post Oak Blvd., Houston, TX 77027.

(c) Financial Statement Schedules

1. Valuation and qualifying accounts and allowances.

SCHEDULE II
WEATHERFORD INTERNATIONAL LTD. AND SUBSIDIARIES

VALUATION AND QUALIFYING ACCOUNTS AND ALLOWANCES
FOR THE THREE YEARS ENDED DECEMBER 31, 2009

		Additions
	Balance at	Charged to			Balance at
	Beginning	Costs and			End of
Description	of Period	Expenses	Collections	Deductions	Period
	(In thousands)

Year Ended December 31, 2009
Allowance for uncollectible accounts receivable	$16,425	$11,328	$28	$(7,315)	$20,466
Year Ended December 31, 2008:
Allowance for uncollectible accounts receivable	13,760	5,970	4,975	(8,280)	16,425
Year Ended December 31, 2007:
Allowance for uncollectible accounts receivable	13,452	6,984	523	(7,199)	13,760

All other schedules are omitted because they are not required or because the information is included in the financial statements or the related notes.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Houston, State of Texas, on March 1, 2010.

WEATHERFORD INTERNATIONAL LTD.

By	/s/ Bernard J. Duroc-Danner
Bernard J. Duroc-Danner
President, Chief Executive Officer,
Chairman of the Board and Director
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signatures	Title	Date

/s/ Bernard J. Duroc-Danner Bernard J. Duroc-Danner	President, Chief Executive Officer, Chairman of the Board and Director (Principal Executive Officer)	March 1, 2010

/s/ Andrew P. Becnel Andrew P. Becnel	Senior Vice President and Chief Financial Officer (Principal Financial Officer)	March 1, 2010

/s/ Jessica Abarca Jessica Abarca	Vice President — Accounting and Chief Accounting Officer (Principal Accounting Officer)	March 1, 2010

/s/ Nicholas F. Brady Nicholas F. Brady	Director	March 1, 2010

/s/ David J. Butters David J. Butters	Director	March 1, 2010

/s/ William E. Macaulay William E. Macaulay	Director	March 1, 2010

/s/ Robert B. Millard Robert B. Millard	Director	March 1, 2010

/s/ Robert K. Moses, Jr. Robert K. Moses, Jr.	Director	March 1, 2010

/s/ Robert A. Rayne Robert A. Rayne	Director	March 1, 2010