Form 10-K/A
period 2009-12-31
Weatherford International Ltd./Switzerland
filed 2010-04-30
CIK 1453090

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
FORM 10-K/A
(Amendment No. 1)

☑	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended December 31, 2009
or

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
Commission file number 1-34258
WEATHERFORD INTERNATIONAL LTD.
(Exact name of registrant as specified in its charter)

Switzerland	98-0606750
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

4-6 Rue Jean-Francois Bartholoni, 1204 Geneva, Switzerland	Not Applicable
(Address of principal executive offices)	(Zip Code)
Registrant’s telephone number, including area code: 41.22.816.1500
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered

Registered Shares, par value 1.16 Swiss francs per share	New York Stock Exchange
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
Yes ☑      No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act (Check one):

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
DOCUMENTS INCORPORATED BY REFERENCE
     None.

EXPLANATORY NOTE
     The sole purpose of this Amendment No. 1 to our Annual Report on Form 10-K for the year ended December 31, 2009, which was filed with the Securities and Exchange Commission on March 1, 2010 is to provide the information required by Items 10, 11, 12, 13 and 14 of Part III of Form 10-K as a definitive proxy statement containing such information will not be filed within 120 days after the end of the fiscal year covered by the original filing. This Amendment amends and restates in its entirety Items 10, 11, 12, 13 and 14 of Part III of the original filing. Except as expressly stated, this Amendment does not reflect events occurring after the date of the original filing or modify or update any of the other disclosures contained therein in any way other than as required to reflect the amendments discussed above. The reference on the cover of the original filing to the incorporation by reference of our definitive proxy statement into Part III of the original filing has been deleted.

Form 10-K
Item No.	Name of Item	Page

PART III
Item 10.	Directors, Executive Officers and Corporate Governance	4
Item 11.	Executive Compensation	13
Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	37
Item 13.	Certain Relationships and Related Transactions, and Director Independence	39
Item 14.	Principal Accounting Fees and Services	41

PART IV
Item 15.	Exhibits and Financial Statement Schedules	41
	Signatures
EX-31.1
EX-31.2

PART III
Item 10. Directors, Executive Officers and Corporate Governance

Identification of Directors

Information related to our Directors is set forth below:

Name	Age	Director Since

Bernard J. Duroc-Danner	56	1988
Nicholas F. Brady	80	2004
David J. Butters	69	1984
William E. Macaulay	64	1998
Robert B. Millard	59	1989
Robert K. Moses, Jr.	70	1998
Robert A. Rayne	61	1987

Director Biographies

Bernard J. Duroc-Danner founded EVI, Inc., Weatherford’s predecessor company, in May 1987 and was directly responsible for the growth of EVI, Inc.’s oilfield service and equipment business. He has directed the growth of the Company since that time. He was elected EVI’s President and Chief Executive Officer in 1990. Subsequent to the merger of EVI, Inc. with Weatherford Enterra, Inc. on May 27, 1998, Dr. Duroc-Danner was elected as our Chairman of the Board. Dr. Duroc-Danner’s family has been in the oil business for two generations. He holds an M.B.A. and a Ph.D. in Economics from Wharton (University of Pennsylvania). Prior to the start-up of EVI, Dr. Duroc-Danner held positions at Arthur D. Little Inc. and Mobil Oil Inc. Dr. Duroc-Danner is a director of Helix Energy Solutions Group, Inc. (a marine contractor and operator of offshore oil and gas properties and production facilities) and LMS Capital (an investment company). Dr. Duroc-Danner also serves on the National Petroleum Council and the Society of Petroleum Engineers. Dr. Duroc-Danner was the recipient of Ernst & Young’s 2008 Entrepreneur of the Year in Energy, Chemicals and Mining category. During the past five years, Dr. Duroc-Danner also was a director of Parker Drilling Company, an offshore drilling company, Cal Dive International, Inc., a company engaged in subsea services in the Gulf of Mexico, Universal Compression Holdings, Inc., a natural gas compression service company, and Dresser, Inc., a provider of engineered equipment and services primarily for the energy industry. The Board has concluded that Dr. Duroc-Danner should be re-elected for an additional term because of his educational background, depth of knowledge of the oilfield service industry, domestically and internationally, and previous experience in successfully leading and expanding the Company’s business. As President and Chief Executive Officer, Dr. Duroc-Danner serves as an important link between senior management and the Board, and he brings to the Board an invaluable perspective in strategic planning for the future growth of the Company.

Nicholas F. Brady has been the Chairman of Darby Overseas Investments, Ltd., an investment firm, since 1994. Mr. Brady is Chairman of Franklin Templeton Investment Funds (an international investment management company), and a director of Hess Corporation (an exploration and production company) and Holowesko Partners Ltd. (investment management companies). Mr. Brady is a former Secretary of the United States Department of the Treasury (1988-1993), a former Chairman of the Board of Dillon Read & Co. Inc. (investment banking) (1970-1988) and a former Chairman of Purolator, Inc. (filtration products) (1971-1987). Mr. Brady also represented the state of New Jersey as a member of the United States Senate (1982). During the past five years, Mr. Brady also was a director of C2, Inc., a provider of third-party logistic services, Templeton Emerging Markets Investment Trust PLC and Templeton Capital Advisors Ltd., an investment management company, and director or trustee, as the case may be, of a number of investment companies in the Franklin Templeton Group of Funds. Mr. Brady holds a B.A. from Yale University and an M.B.A. from Harvard Business School. The Board has concluded that Mr. Brady should be re-elected for an additional term because his educational background and extensive experience in the public and private sectors are assets to the Board of Directors in carrying out its duties.

David J. Butters has been Chairman, President and Chief Executive Officer of Navigator Holdings, Ltd., an international shipping company the principle business of which is the transport of liquefied petroleum gas, since September 2008 and has been Chairman and President of Navigator Holdings since August 2006. From 1969 to September 2008, Mr. Butters was a Managing Director of Lehman Brothers Inc., an investment banking company. Mr. Butters is currently Chairman of the Board of Directors of GulfMark Offshore, Inc. (a provider of marine support and transportation services to companies involved in the exploration and production of oil and natural gas), and a director of ACOL Tankers Ltd. (an oil tanker company). Mr. Butters is Vice Chairman and Presiding Director of the Company’s Board. As Presiding Director, Mr. Butters leads the executive sessions of the non-management directors, which are held at least twice each year. During the past five years, Mr. Butters also was a director of Grant Prideco, Inc., a provider of drill pipe and other drill stem products, and TransMontaigne Inc., a refined petroleum products distribution and supply company. The Board has concluded that Mr. Butters should be re-elected for an additional term because his education, background in finance and institutional knowledge of the Company provide the Board with a valuable perspective in making decisions and planning for the Company’s future.

William E. Macaulay is the Chairman and, since 1983, Chief Executive Officer of First Reserve Corporation, a private equity investment firm focused on the energy industry, where he is responsible for all aspects of the firm’s investment program and strategy, and the overall management of the firm. Mr. Macaulay served as a director of Weatherford Enterra from October 1995 to May 1998. He also serves as Chairman of the Board and a director of Dresser-Rand Group, Inc. (a supplier of compression and turbine equipment to the oil, gas, petrochemical and industrial process industries). During the past five years, Mr. Macaulay also was a director of Dresser, Inc., a company engaged in the design, manufacture and marketing of highly engineered equipment and services primarily for the energy industry, and Pride International, a contract drilling and related services company. Mr. Macaulay holds a B.B.A. from City College of New York and an M.B.A. from the Wharton School of the University of Pennsylvania. Mr. Macaulay received a Doctor of Humane Letters (DHL) honorary degree from Baruch College. Mr. Macaulay also served as Director of Corporate Finance for Oppenheimer & Co., Inc., where he worked from 1972 to 1982. The Board has concluded that Mr. Macaulay should be re-elected for an additional term because his education, financial experience and extensive knowledge of the oilfield service industry are important assets to the Board in its decision-making process and in strategic planning.

Robert B. Millard has been a Managing Member and Chief Investment Officer of Realm Partnership LLC, a private investment partnership, since January 2009. From mid-September 2008 until mid-December 2008, Mr. Millard was a Managing Director of Barclays Bank, a global financial services provider, and, from 1976 until mid-September 2008, Mr. Millard held various positions, including Managing Director, at Lehman Brothers, Inc. and its predecessors. Mr. Millard is currently a director of GulfMark Offshore, Inc. and lead director of L-3 Communications Corporation (a manufacturer of electronic communications equipment principally for the defense industry). Mr. Millard holds a S.B. from the Massachusetts Institute of Technology and an M.B.A. from Harvard Business School. Mr. Millard also is a member of the MIT Corporation, which functions as the board of trustees of the Massachusetts Institute of Technology. The Board has concluded that Mr. Millard should be re-elected for an additional term because his education, extensive financial expertise and institutional knowledge of the Company provide the Board with a valuable perspective in making decisions and strategic planning.

Robert K. Moses, Jr. has been a private investor, principally in the oil and gas exploration and oilfield services business in Houston, Texas, for more than the past five years. He served as Chairman of the Board of Directors of Weatherford Enterra from May 1989 to December 1992 and as a director of Weatherford Enterra from December 1992 to May 1998. During the past five years, Mr. Moses also was a director of Grant Prideco, Inc. The Board has concluded that Mr. Moses should be re-elected for an additional term because his education, extensive knowledge of and experience in the oilfield service industry and institutional knowledge of one of Weatherford’s most significant legacy companies provide a unique perspective that is an asset to the Board in its decision making process.

Robert A. Rayne has been the Chairman of LMS Capital plc, an investment company listed on the London Stock Exchange, since February 2010 and was the Chief Executive Officer and a director of LMS Capital from June 2006, when the investment business of London Merchant Securities plc was demerged and LMS Capital was formed to hold this business, until February 2010. Mr. Rayne was employed by London Merchant Securities from 1968 to June 2006 and served as its Chief Executive Director from May 2001 to June 2006. Mr. Rayne is also the Non-Executive Chairman of Derwent London plc, a Central London specialist property company into which London Merchant Securities was merged in February 2007. Mr. Rayne is a director of Chyron Corporation (a supplier of graphics hardware, software and other services to the media industry). Mr. Rayne has expertise in a wide range of sectors in addition to the oilfield service industry, including the real estate, media, consumer and technology industries. The Board has concluded that Mr. Rayne should be re-elected for an additional term because his education, financial expertise, chief executive and international perspectives and diversity of expertise are beneficial to the Board in carrying out its duties.

Committees and Meetings of the Board

Committees

The Board of Directors has created the following committees:

•	Audit

•	Compensation

•	Corporate Governance and Nominating

Number of Meetings

During 2009, the Board of Directors met six times, the Audit Committee met 37 times, the Compensation Committee met six times, and the Corporate Governance and Nominating Committee met four times. All of the directors attended at least 75% of all Board of Directors and respective committee meetings, except that Mr. Brady attended seven of ten meetings.

Audit Committee

Messrs. Butters, Moses and Rayne (Chair) are the current members of the Audit Committee. The Audit Committee has been established in accordance with Section 3(a)(58)(A) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). The Board of Directors has adopted a written charter for the Audit Committee. The charter is available on our website at www.weatherford.com, by clicking on “About Weatherford,” then “Corporate Governance,” then “Committee Charters.” The primary functions of the Audit Committee are:

•	overseeing the integrity of our financial statements;

•	overseeing our compliance with legal and regulatory requirements;

•	overseeing our independent auditor’s qualifications and independence; and

•	overseeing the performance of our internal audit function and independent auditor.

All members of the Audit Committee are considered independent under the current rules of the NYSE and the SEC. The Board of Directors has determined that Messrs. Butters and Rayne are “audit committee financial experts” as defined by applicable SEC rules because of their extensive financial experience.

Compensation Committee

The current members of the Compensation Committee are Messrs. Millard (Chair), Macaulay and Moses. Mr. Brady was a member of the Compensation Committee until March 2009. The Board of Directors has adopted a written charter for the Compensation Committee. The charter is available on our website at www.weatherford.com, by clicking on “About Weatherford,” then “Corporate Governance,” then “Committee Charters.” The primary functions of the Compensation Committee are:

•	evaluating the performance and, together with the other members of the Board who are independent as defined by the rules of the NYSE, determining and approving the compensation of our chief executive officer;

•	making decisions regarding executive compensation, incentive compensation plans and equity-based plans; and

•	administering or having administered our incentive compensation plans and equity-based plans for executive officers and employees.

All members of the Compensation Committee satisfy the qualification standards of section 162(m) (“section 162(m)”) of the U.S. Internal Revenue Code of 1986, as amended (the “Code”), and Section 16 of the Exchange Act. All members are considered independent under the current rules of the NYSE and the SEC.

Corporate Governance and Nominating Committee

Messrs. Brady, Butters (Chair), Rayne and Macaulay are the current members of the Corporate Governance and Nominating Committee. The Board of Directors has adopted a written charter for the Corporate Governance and Nominating Committee. The charter is available on our website at www.weatherford.com, by clicking on “About Weatherford,” then “Corporate Governance,” then “Committee Charters.” The primary functions of the Corporate Governance and Nominating Committee are:

•	identifying individuals qualified to serve as Board members;

•	recommending to the Board the director nominees for the next Annual General Meeting of Shareholders;

•	reviewing and structuring our compensation policy regarding fees and equity compensation paid and granted to our directors;

•	developing and recommending to the Board the Corporate Governance Guidelines for the Company;

•	overseeing the Board in its annual review of the Board’s and management’s performance; and

•	recommending to the Board director nominees for each committee.

All members of the Corporate Governance and Nominating Committee are considered independent under the current rules of the NYSE and the SEC.

Director Nominations

In obtaining the names of possible nominees, the Corporate Governance and Nominating Committee conducts its own inquiries and will receive suggestions from other directors, management, shareholders and other sources, and its process for evaluating nominees identified in unsolicited recommendations from shareholders is the same as its process for unsolicited recommendations from other sources. The Corporate Governance and Nominating Committee will consider nominees recommended by shareholders who submit their recommendations in writing to Chair, Corporate Governance and Nominating Committee, care of the Secretary, Weatherford International Ltd., 4-6 Rue Jean-François Bartholoni, 1204 Geneva, Switzerland. Recommendations received before December 1st in any year will be considered for inclusion in the slate of director nominees to be presented at the Annual General Meeting in the following year. Unsolicited recommendations must contain the name, address and telephone number of the potential nominee, a statement regarding the potential nominee’s background, experience, expertise and qualifications, a signed statement confirming his or her willingness and ability to serve as a director and abide by our corporate governance policies and his or her availability for a personal interview with the Corporate Governance and Nominating Committee, and evidence that the person making the recommendation is a shareholder of Weatherford.

The Corporate Governance and Nominating Committee believes that nominees should possess the highest personal and professional ethics, integrity and values and be committed to representing the long-term interests of our shareholders. Directors should have a record of accomplishment in their chosen professional field and demonstrate sound business judgment. Directors must be willing and able to devote sufficient time to carrying out their duties and responsibilities effectively, including attendance at (in person) and participation in all Board and Committee meetings, and should be committed to serve on the Board for an extended period of time. The Committee will consider whether and to what extent a nominee will bring diversity, whether in educational background, experience, expertise and/or regional knowledge, to the Board in determining whether a candidate will be an appropriate fit with, and an asset to, the Board of Directors.

Rule 14a-8 under the Exchange Act addresses when a shareholder may submit a proposal for inclusion of a nominee for director in our proxy materials. Shareholders who do not comply with Rule 14a-8 but who wish to have a nominee considered by our shareholders at the Annual General Meeting must comply with the deadlines and procedures set forth in our Articles.

Communication with Board Members

Any shareholder or other interested party that desires to communicate with the Board of Directors or any of its specific members, including the Presiding Director or the non-management directors as a group, should send their communication to the Secretary, Weatherford International Ltd., 4-6 Rue Jean-François Bartholoni, 1204 Geneva, Switzerland. All such communications will be forwarded to the appropriate members of the Board.

Leadership Structure

The Board has determined that the most effective leadership structure for the Company is to combine the role of Chief Executive Officer and Chairman. The Board believes that by serving both as Chief Executive Officer and Chairman, Dr. Duroc-Danner brings multiple perspectives to the Board and also is best informed to lead the Board because of his role in the management of the Company’s business and strategic direction.

The Board has appointed Mr. Butters as Presiding Director to preside over executive sessions of non-management directors. The Board believes it is in the best interest of the Company’s shareholders to have a Presiding Director who has the authority to call executive sessions as a counterbalance to the Company’s combined roles of Chief Executive Officer and Chairman. The Board believes executive sessions provide the Board with the ability to independently evaluate management, openly discuss strategic and other business issues involving the Company and ensure that the Company is upholding high standards of corporate governance. For information on how to communicate with our Presiding Director and other non-management members of the Board of Directors, please see “Communication with Board Members.”

Executive Sessions

Executive sessions of non-management directors are held after each regularly scheduled Board meeting and at such additional times as may be needed. In 2009, the non-management directors held four executive sessions.

Director Attendance at Annual General Meeting

All directors are expected to attend the Annual General Meeting. Five of our seven directors attended our 2009 General Meeting.

Code of Conduct

We have adopted a code of ethics entitled Code of Business Conduct that applies to our directors, officers and employees. We also have adopted a Supplemental Code of Conduct that applies to our President and Chief Executive Officer and our Chief Financial Officer. These documents are available on our website at www.weatherford.com, by clicking on “About Weatherford,” then “Corporate Governance,” then “Code of Business Conduct” or “Supplemental Code of Conduct,” as applicable. We intend to post amendments to and waivers of our Code of Business Conduct (to the extent applicable to our President and Chief Executive Officer and our Chief Financial Officer) and to the Supplemental Code of Conduct at this location on our website.

Risk Management Oversight

The Board has delegated to the Audit Committee responsibility for the oversight of risk management for the Company. As part of their oversight function, the Audit Committee discusses and implements guidelines and policies concerning financial and compliance risk assessment and risk management, including the process by which major financial risk exposure is monitored and mitigated, and works with members of management to assess and monitor risks facing the Company’s business and operations, as well as the effectiveness of the Company’s guidelines and policies for managing and assessing financial and compliance risk. The Audit Committee meets and discusses, as appropriate, issues regarding the Company’s risk management policies and procedures directly with those individuals responsible for day-to-day risk management in the Company’s internal audit and compliance departments.

EXECUTIVE OFFICERS

The following persons are our executive officers. (Dr. Duroc-Danner’s biography is on page 4.) None of the executive officers or directors have any family relationships with each other.

Name	Age	Position

Bernard J. Duroc-Danner	56	Chairman of the Board, President and Chief Executive Officer
Andrew P. Becnel	42	Senior Vice President and Chief Financial Officer
Peter T. Fontana	63	Senior Vice President — Western Hemisphere
Keith R. Morley	59	Senior Vice President — Well Construction & Operations Support
M. Jessica Abarca	38	Vice President — Accounting and Chief Accounting Officer
M. David Colley	49	Vice President — Artificial Lift Global Business Unit
Joseph C. Henry	39	Vice President, Co-General Counsel and Secretary
Carel W. J. Hoyer	51	Senior Vice President — Well Construction and Reservoir Evaluation
James M. Hudgins	56	Vice President — Tax
William B. Jacobson	41	Vice President, Co-General Counsel and Chief Compliance Officer

Andrew P. Becnel was appointed Senior Vice President and Chief Financial Officer in October 2006. Mr. Becnel joined the Company in 2002 and served as Corporate Vice President — Finance from September 2005 to October 2006, Vice President of Finance from May 2004 to September 2005 and Associate General Counsel from June 2002 to May 2004. Prior to joining the Company, he was Securities Counsel of Koch Investment Group (the investment and trading division of Koch Industries) from 2001 to 2002 and Senior Associate Attorney with the law firm of Andrews Kurth LLP from 1995 until 2001. Mr. Becnel graduated with honors from Amherst College and holds a Juris Doctor degree from the University of Virginia School of Law.

Peter T. Fontana was appointed Vice President Western Hemisphere in July 2009. Mr. Fontana joined the Company in January 2005 as Director Project Management and later that same year was appointed Vice President for the Latin America Region where he served until July 2009. Mr. Fontana has an MBA from Southern Methodist University, and, prior to joining the Company, he held leadership positions with Baker Hughes, Forasol/Foramer and The Western Company of North America.

Keith R. Morley joined the Company in November 2001 and was appointed Senior Vice President — Well Construction & Operations Support in January 2007. From January 2007 to December 2007, Mr. Morley served as Vice President — Operations Support, and from May 2003 to January 2007, he served as Vice President — Enterprise Excellence. From August 1999 to November 2001, Mr. Morley worked for CiDRA Optical Sensing Systems in various capacities, including Senior Vice President and General Manager. We acquired CiDRA Optical Sensing Systems in November 2001. From October 1998 to August 1999, Mr. Morley was President and Chief Executive Officer of Diversified Energy Services Corporation.

M. Jessica Abarca was appointed Vice President — Accounting and Chief Accounting Officer in October 2006. Ms. Abarca joined Weatherford in 1996 and served as Vice President — Finance of the Company’s Completion and Production Systems division from May 2003 until October 2006. From 1996 until 2003, Ms. Abarca served in several finance and accounting managerial positions. Prior to joining the Company, she worked for Ernst & Young LLP from 1993 until 1996.

M. David Colley joined the Company in 1996 and was appointed Vice President — Artificial Lift Global Business Unit in January 2008. From September 2002 to January 2008, Mr. Colley was Vice President — Global Manufacturing. Mr. Colley also was in charge of Information Technology from December 2002 until February 2004. Prior to joining the Company, Mr. Colley worked for 17 years for another oilfield service company in various positions, with a focus on the supply of oilfield products.

Joseph C. Henry was appointed Vice President-Legal in June 2009 and became Vice President and Co-General Counsel in December 2009. He joined the company in 2003 and became Associate General Counsel in 2006. Prior to joining us, Mr. Henry was an attorney with an international law firm in Houston from 1995 to 2001 and served as in-house counsel with other energy companies from 2001 to 2003.

Carel W. J. Hoyer was appointed Senior Vice President — Well Construction and Reservoir Evaluation in April 2010 and was Global Vice President — Well Construction Services from February 2009 to April 2010. Mr. Hoyer joined the Company in August 2005 and has served in various other positions, including Group Vice President — Global Business Unit Manager for several of our business units and Vice President Research, Development and Engineering. From December 1998 until August 2005, Mr. Hoyer worked for Precision Drilling in numerous capacities, including Canadian Regional Director and Vice President Product Development — Precision Energy Services. We acquired Precision in August 2005. Prior to that time, Mr. Hoyer worked for other oilfield service companies in various positions for more than 24 years.

James M. Hudgins was appointed Vice President — Tax in February 2009. Mr. Hudgins joined the Company in 1999 and served as Director of Tax until February 2009 and has also served as Treasurer. From June 1991 to December 1998, Mr. Hudgins held tax and finance positions with another oilfield service company. Prior to that time, he worked for Ernst & Young LLP.

William B. Jacobson joined the Company in March 2009 and was appointed Vice President and Chief Compliance Officer in June 2009 and Co-General Counsel in December 2009. During the past five years, Mr. Jacobson also served as a federal prosecutor for the Fraud Section of the U.S. Department of Justice’s Criminal Division, where he served in various positions, including as Assistant Chief for FCPA Enforcement, and was in private practice.

Section 16(a) Beneficial Ownership Reporting Compliance

All of our executive officers and directors are required to file initial reports of share ownership and reports of changes in ownership with the SEC and the NYSE pursuant to Section 16(a) of the Exchange Act.

We have reviewed these reports, including any amendments, and written representations from the executive officers and directors of the Company. Based on this review, we believe that, except as set forth below, all filing requirements were met for the executive officers subject to Section 16(a) and our directors during 2009. Mr. Ferguson was required to file a Form 4 on or before February 3, 2009 to report a transaction on January 30, 2009. The transaction was reported on a Form 4 filed on February 12, 2009. Mr. Hoyer was required to file a Form 4 on or before May 4, 2009 to report a transaction on April 30, 2009. The transaction was reported on a Form 4 amendment filed on February 5, 2010.

Item 11. Executive Compensation

Compensation Discussion and Analysis

Introduction

This discussion addresses compensation with respect to fiscal year 2009, as well as certain changes to our executive compensation arrangements adopted in 2010, in relation to our named executive officers.

Oversight of our Executive Compensation Practices

Our executive compensation program is administered by the Compensation Committee of the Board of Directors, referred to in this section as the “Committee.” The Committee currently consists of three directors, Robert B. Millard, William E. Macaulay and Robert K. Moses, Jr., all of whom are independent, as defined by the standards of the NYSE, and satisfy the qualification standards of section 162(m) and Section 16 of the Exchange Act.

The Committee is responsible for, among other functions, reviewing and approving the total compensation for our named executive officers consistent with the objectives and philosophy described below.

As described more fully below, in determining executive compensation, the Committee reviews all components of the named executive officers’ compensation and takes into account a number of variables, including the extensive compensation and other data distributed to the Committee and the advice of Pearl Meyer & Partners (“PM&P”), an independent outside consulting firm that was retained by, and reports directly to, the Committee. Additionally, as described more fully below, the Committee also engaged Mercer (US), Inc. (“Mercer”) to assist in evaluating the Company’s supplemental executive retirement plan and other retirement programs, and to consider potential modifications to such programs.

Objectives and Philosophy of our Executive Compensation Program

The Committee believes that our executive compensation program should be designed to reward the achievement of enhanced financial performance of the Company and to maximize shareholder value by aligning the long- and short-term interests of our executive officers with those of our shareholders. In furtherance of these objectives, the Committee has structured the Company’s annual and long-term incentive compensation to provide competitive salary levels and compensation incentives that the Committee believes will:

1. attract, retain and motivate individuals of outstanding ability in key executive positions,

2. drive and reward strong business performance to create superior value for our shareholders, and

3. encourage our executives to focus on both the short-term and long-term performance goals of the Company.

The Committee also believes that a substantial majority of executive compensation should be “at risk” — that is, tied to the Company’s financial and stock performance. During periods when our financial performance meets or exceeds established objectives, we believe that executive officers should be rewarded under our incentive compensation programs for their efforts in achieving our goals. Likewise, when our performance does not meet the established goals, incentive compensation may be reduced or eliminated. In addition, for 2009, the Committee generally targeted the sum of the named executive officers’ base salary, annual performance compensation and long-term incentive compensation (together, the “total direct compensation”) to fall between the 50th to 75th percentile of compensation offered by our competitors when performance targets are met or exceeded. However, the Committee also took into consideration historical and individual factors in setting the compensation of our executive officers, with the result that the total direct compensation of one of our named executive officers falls above the 75th percentile of compensation offered by our competitors. (See “2009 Executive Compensation Components,” below.)

Incentive compensation is designed to balance short-term annual results and long-term success of the Company. To motivate our executive officers to achieve the Company’s short- and long-term goals and to align their interests with those of our shareholders, our executive officers are regularly awarded both short-term and long-term incentive awards. The Company’s annual cash incentive program has been, and continues to be, tied to reaching pre-established earnings objectives. Consistent with our “pay for performance” philosophy, when these objectives are achieved, the executives are eligible to receive an annual bonus under the program, but when they are not achieved, the executives are not eligible for a payout. In addition to annual incentive plan opportunities, we provide our executives and other key employees with various equity-based compensation incentives, including stock options, and restricted share and restricted share unit awards (in addition to the opportunity to purchase our registered shares through our 401(k) plan).

Historically, the executive officers had the opportunity to participate in our deferred compensation plans, although the Executive Deferred Compensation Stock Ownership Plan was suspended effective as of December 31, 2008. The Company also provided retirement benefits to certain senior executives through the Weatherford International Ltd. Nonqualified Executive Retirement Plan (the “ERP”). To address tax concerns related to the Company’s prior incorporation in Bermuda, the Company suspended the ERP effective December 31, 2008. Effective January 1, 2010, benefits were reinstated for the named executive officers (other than for Mr. Fontana, who did not participate in the ERP, and for Mr. Martin, who was no longer employed by the Company as of that date) under a new supplementary executive retirement plan, subject to Dr. Duroc-Danner and Mr. Becnel waiving certain benefits as described below. On March 17, the Committee acted to freeze all future supplementary retirement benefit accruals effective as of March 31, 2010 (other than with respect to investment earnings on the frozen accrual amounts based on (i) the 5-year LIBOR interest rate and/or (ii) increases in the value of the Company’s registered shares to the extent that a participant elects to convert the frozen accrual amounts into “phantom” registered shares as described below) as part of the Committee’s comprehensive review of the compensation and benefits programs provided to our executive officers following the change of the Company’s place of incorporation from Bermuda to Switzerland (see “Retirement Plans,” below).

General Discussion of Processes and Activities

The Committee annually reviews the compensation information and analysis prepared by PM&P, the financial performance of the Company and the performance of each executive officer to determine the appropriate level and combination of salary and incentive compensation for executive officers. The procedures used to establish the total compensation levels for all executive officers are the same; however, there is variability in the levels of compensation paid among our executive officers based upon each executive officer’s position (both in terms of function and responsibilities), tenure, individual performance, future contributions, retention values and market pay levels.

The Committee annually reviews the performance of our executive officers. The Committee periodically, and at least annually, meets and reviews the performance and contributions of Dr. Duroc-Danner. Dr. Duroc-Danner annually reviews the performance of each of our executive officers (other than himself) and provides a summary of those reviews to the Committee.

The Committee reviews the Company’s compensation philosophies on an ongoing basis to ensure that executive compensation appropriately reflects corporate and individual performance and yields awards that are reflective of the individual’s contribution to the achievement of our goals.

Compensation Consultants

As set forth in its charter, the Committee has the authority to retain and terminate any compensation consultants to provide advice to the Committee in connection with the fulfillment of its responsibilities. The Committee retained PM&P during the 2009 fiscal year to provide information, analyses and advice regarding executive compensation. PM&P advised the Committee on a variety of compensation-related matters, including:

•	Validating the peer group to be used for competitive benchmarking;

•	Preparing analyses of senior executive compensation levels as compared to the peer group and published compensation surveys;

•	Assisting the Committee in assessing the pay recommendations that Dr. Duroc-Danner develops for senior executives, including the named executive officers;

•	Compiling market data for and assisting the Committee in its review of the compensation framework for purposes of developing pay recommendations for Dr. Duroc-Danner;

•	Assessing the alignment of senior executive pay and Company performance, as well as the form of compensation for the officer group as a whole;

•	Evaluating the Company’s remuneration programs relative to its peer group and broad-market practices, including retirement benefits and perquisites; and

•	Updating the Committee on executive compensation trends and legislative developments impacting executive compensation in general.

In 2009, the Committee met with PM&P three times to review their market reports, discuss executive compensation trends and issues, as well as to develop a performance-based long-term incentive program which was ultimately adopted in March of 2010.

Our management communicates with PM&P from time to time but does not direct its activities for the Committee. PM&P has not performed or provided non-executive compensation services in the past to the Company (other than providing the Company with various industry surveys that were not customized for the Company).

In 2010, the Committee also engaged Mercer, a wholly-owned subsidiary of Marsh & McLennan Companies, Inc. (“MMC”), to provide information, analyses, and advice regarding the Company’s supplementary executive retirement plans, including both the qualified and non-qualified deferred compensation programs. Mercer advised the Committee on competitive and strategic issues relating to the Company’s executive retirement programs, including an analysis of the relevant considerations for the Committee’s deliberation with respect to freezing the supplementary executive retirement plan and the executive deferred compensation program. Mercer’s fees for consulting with respect to the executive retirement programs in fiscal 2010 through April 20, 2010 were $54,453.

Before being engaged by the Committee in December, 2009, Mercer had previously been engaged by Company management in December 2009, to consult on the Company’s executive retirement programs and was paid $42,213 for providing these services. In addition, during the 2009 fiscal year, Mercer and its MMC affiliates were retained by Company management to provide services unrelated to the executive retirement plans and programs, including insurance brokerage and consulting services relating to compensation, health benefits, investments, retirement, outsourcing and background screening. The aggregate fees paid for these other services in fiscal 2009 were $992,159. The Committee did not review or approve the other services provided by Mercer and its affiliates to the Company, as those services were approved by management in the ordinary course of business. Based on policies and procedures implemented by Mercer to ensure the objectivity of Mercer’s advice to the Committee, the Committee believes that the consulting advice it receives from Mercer is objective and not influenced by Mercer’s or its affiliates’ other relationships with the Company.

Peer Group

When considering our compensation practices and levels, the Committee reviews the compensation practices and levels of a peer group of similarly-sized publicly-traded energy service and exploration and production companies. The peer group is used to benchmark our executive compensation levels against companies that have executive positions with responsibilities similar to ours and that compete with us for executive talent.

The following companies comprised the peer group in 2009:

• Anadarko Petroleum	• EOG Resources
• Apache Corp.	• Halliburton
• Baker Hughes	• National Oilwell Varco
• BJ Services	• Schlumberger
• Cameron International	• Smith International
• Chesapeake Energy	• Transocean

The Committee periodically reviews the composition of our peer group to ensure that the companies in the group are relevant for comparative purposes. Historically, the Committee considered a smaller group of larger-sized peer companies in reviewing the compensation levels of Dr. Duroc-Danner. However, for the 2009 fiscal year, the Committee determined that for purposes of consistency of benchmarking among executive officers, it would not continue to use the smaller “focused peer group” for benchmarking purposes as had been done in prior years. Notwithstanding the benchmarking analysis and review undertaken by the Committee, it retains discretion to consider other factors, including individual performance, in making its final compensation decisions.

Overall Compensation Review for 2009

Following the changing of our place of incorporation from Bermuda to Switzerland in February 2009, the Committee undertook a comprehensive review of our compensation programs and policies in order to align them to the competitive marketplace in light of several factors, including:

1. the decline in late 2008 of our stock price and that of other companies in our industry;

2. the change of our place of incorporation from Bermuda to Switzerland, and the associated costs;

3. the decline in the price of oil and gas, and its impact in associated markets;

4. the increasing focus on aligning pay for performance in executive compensation decisions and the underlying programs; and

5. the changing corporate governance landscape relating to executive compensation arrangements.

As a result of this review, the Committee made the following changes during 2009 and the beginning of 2010:

1. at the end of 2009, the Company entered into new employment agreements with our executive officers on substantially similar terms as the prior employment agreements to avoid giving our executives “good reason” to terminate their employment at that time under the prior agreements, which would have entitled them to receive the severance payments and benefits provided therein;

2. approved amendments to the terms of the current employment agreements with Dr. Duroc-Danner, Mr. Fontana and certain other executive officers for purposes of making the terms of such agreements generally more consistent with current market practices and better aligning the interests of our executives with those of our shareholders (see “Employment Agreements — 2010 Employment Agreements” below);

3. froze any further benefit accruals under our executive supplementary executive retirement plan effective as of March 31, 2010 (except for Dr. Duroc-Danner and Mr. Becnel whose benefit accruals were retroactively frozen at December 31, 2008); provided, however, that frozen account balances for participants in the plan will continue to accrue interest at the 5-year LIBOR rate and participants will be afforded a one-time election to convert between 50% and 100% of their frozen accrued benefits into “phantom” registered shares (which will settle in our actual registered shares on the date the retirement benefit would otherwise be paid in cash under the plan);

4. adopted a performance-based long-term incentive award program based on the ranking of the Company’s total shareholder return (“TSR”) relative to the TSR of certain companies in our peer group (see “Long-Term Incentive Compensation — Performance-Based RSU Grants” below); and

5. determined to continue the practice of making quarterly grants of fully-vested shares (or cash payments in lieu thereof) in an amount approximately equal to 15% of the cumulative base salary and bonus earned by each executive who was previously participating in our Executive Deferred Compensation Stock Ownership Plan.

The Committee believes that the changes implemented in 2009 and 2010 to the total compensation packages of our executive officers will create a more effective alignment of our executives’ interests with those of our shareholders and will make the terms of our executive compensation programs consistent with general market trends in executive compensation pay and practices.

Risk Analysis of our Compensation Programs

The Committee has reviewed our compensation plans and policies and believes that they do not encourage unnecessary risk taking, and that the level and types of efforts that are encouraged and rewarded do not create any risks that are reasonably likely to have a material adverse effect on us. The Committee believes that the design of our compensation policies and programs encourages our employees to remain focused on both our short- and long-term goals. For example, while our cash bonus plans measure performance on an annual basis, our equity awards typically vest over a number of years, which the Committee believes encourages our employees to focus on total shareholder returns over a period of years, thus limiting the potential for excessive risk-taking.

2009 Executive Compensation Components

The Committee reviews comparative data on all the executive positions covering all the elements of compensation of the executive officers (base salary, annual performance compensation, long-term incentives, perquisites and retirement benefits (together “total compensation”) compiled by PM&P and Mercer, as well as the financial performance of the Company and the performance of each executive officer to determine the appropriate level and combination of salary and incentive compensation for each executive officer. The Committee also receives recommendations from Dr. Duroc-Danner concerning the annual base salary, annual performance compensation and long-term incentives of our executive officers (other than Dr. Duroc-Danner). Dr. Duroc-Danner’s recommendations are based, in part, upon his review of PM&P’s data and his view of each executive officer’s position (both in terms of function and responsibilities), tenure, individual performance and future contributions. The Committee can and does exercise its discretion in modifying any recommended adjustments or awards to the executive officers.

For 2009, the Committee’s goal was to set Dr. Duroc-Danner’s target total compensation around the 75th percentile. In general, the goal for 2009 had been for the target total compensation of the other named executive officers to be in the 50th to 75th percentile range depending upon their demonstrated abilities, experience and job responsibilities. These percentiles varied among our other executive officers depending on various factors, such as position (both in terms of function and responsibilities), tenure, individual performance and future contributions. In particular, partially as a result of the increase in the salary of our Chief Financial Officer in lieu of a cost of living adjustment as a result of his relocation to Switzerland, his total target compensation was in excess of the 90th percentile.

The Committee believes that making a significant portion of an executive’s compensation contingent on our financial and share price performance more closely aligns the interests of our executives with those of our shareholders. Accordingly, in 2009, a majority of our executives’ compensation was awarded in the form of equity compensation rather than annual salary or bonus.

Below is a description of each component of our executive compensation:

Base Salary.  Base pay is intended to provide a fixed level of compensation to the executives, representative of his or her skills, responsibilities and experience. Individual base salary levels will range from slightly below to slightly above the market for our most experienced officers. Base salaries for our executive officers are reviewed annually, but may be adjusted at any time during the year due to a significant increase in job responsibilities or duties, or required relocation. Proposed increases to base salaries are reviewed by our Committee following recommendations from Dr. Duroc-Danner (other than for his own base salary). The Committee does not rely on predetermined formulas or criteria when evaluating executive base salaries. Increases to base salary in 2009 were based on a combination of factors, none of which were individually weighted, including:

•	the executive’s level of experience and responsibility;

•	salaries of similarly situated executives in our peer group;

•	the scope and complexity of the position held;

•	the executive’s individual performance and efforts in achieving business results;

•	demonstration of leadership and team work abilities;

•	the Company’s previous annual financial performance; and

•	in the case of our Chief Financial Officer, a cost of living adjustment as a result of his relocation from Houston to our headquarters in Geneva.

The table below shows the increase to base salaries of the named executive officers in 2009:

	Base Salaries ($)
Named Executive Officer	2008	2009

Bernard J. Duroc-Danner	1,500,000	1,600,000
Andrew P. Becnel(1)	625,000	931,500
Stuart E. Ferguson(2)	550,000	600,000
Keith R. Morley	550,000	600,000
Peter T. Fontana	225,000	550,000
Burt M. Martin	575,000	635,000

(1)	2009 salary includes an increase of $241,500 in lieu of a cost of living adjustment resulting from Mr. Becnel’s required relocation from Houston to our new Geneva headquarters. Mr. Becnel’s salary was paid in Swiss francs from July 2009 at a rate of CHF 1.10 per $1.

(2)	Mr. Ferguson was paid in British pounds at the exchange rate applicable at the beginning of the year.

Based upon the Committee’s review of our executive officers’ individual performance and our financial performance in 2008, each named executive officer had received an increase in base salary in 2009. As noted above, Mr. Becnel received an increase in base salary of $241,500 (in addition to the general annual increase of $65,000), as a cost of living adjustment in connection with his relocation to Switzerland. None of the named executive officers received a base salary increase for 2010, other than Mr. Fontana, whose base salary will be increased from $550,000 to $600,000 effective July 1, 2010.

Annual Bonus Compensation.  Our annual bonus plan is generally structured to deliver total cash compensation (base pay plus the annual bonus) at approximately the 50th percentile when targets are achieved. When our earnings or profit targets are significantly exceeded, the total cash compensation can reach or exceed the third quartile in the market. When the annual bonus is not earned in a given year, the total cash compensation falls below the market median, including the first quartile of the market.

Management Incentive Plan.  Our named executive officers participate in our Management Incentive Plan (formerly known as the Variable Compensation Plan). The Management Incentive Plan provides all participants with the opportunity to earn annual cash bonuses based on the achievement of specific financial and operational performance targets for each fiscal year. Performance under the plan is measured by comparing our actual annual financial results against certain pre-established financial goals. Awards under the Management Incentive Plan are determined based on the Company’s overall consolidated financial results. The Committee, in consultation with management, establishes the Company’s annual performance targets in the first quarter of each year. Performance objectives are established at two levels: target and superior. Target level performance objectives are designed to be achievable but require better than expected performance, and which the Committee believes are competitive with our peer group. The target and superior levels, as a percentage of base salary, for Dr. Duroc-Danner for 2009 were 120% and 180%, respectively, and the levels for all of our other named executive officers were 95% and 145%, respectively. For fiscal 2009, the performance goals were based solely on our earnings before interest and taxes (“EBIT”); the target level performance goal was EBIT of $1,527 million, and the superior level performance goal was EBIT of $1,645 million. Performance compensation, if any, is generally paid in cash in March of each year for the prior year’s fiscal performance. The Committee has the discretion to reduce or increase any performance compensation.

Dr. Duroc-Danner (other than as it relates to him) may make adjustments to the financial performance goals used to determine performance compensation if circumstances such as unanticipated changes in (1) economic conditions, (2) indicators of growth or recession in business segments, (3) the nature of the Company’s operations, (4) acquisitions and dispositions, and (5) laws, regulations, accounting practices or other matters had or are expected to have a positive or negative effect on the Company. He also may suspend or terminate the Management Incentive Plan at any time, even if financial objectives have been achieved, if conditions or circumstances exist that had or may have a negative effect on the Company. If the Company’s financial performance does not generate an award in any given year, the Committee reserves the right to pay a discretionary bonus based on such criteria as the Committee may determined to be appropriate. All decisions (other than as they relate to Dr. Duroc-Danner) regarding changes in financial objectives or alternative bonus calculations are reviewed by the Committee.

The amount payable under the plan was based upon the Company’s actual financial results versus the performance targets established for each level, subject to the right to make discretionary changes as described above. No bonus payments were made with respect to the 2009 fiscal year because we failed to meet our target financial EBIT objective.

Long-Term Incentive Compensation

The Committee considers long-term incentives to be a key component of the executive officer compensation program. Long-term equity incentives are designed to motivate management to work toward long-term performance of the Company and serve to link a significant portion of the executive officers’ compensation to shareholder returns. The Committee believes that making a significant portion of an executive officer’s compensation contingent on our share price performance more closely aligns the interests of the executive officers with those of our shareholders. Accordingly, in 2009, a majority of executive compensation was in the form of long-term equity incentive compensation as opposed to annual salary or bonuses. Long-term equity incentive compensation represented, on average, over 50% of our executive officers’ total compensation (excluding changes in pension value) in 2009, as represented in the table below (with annual incentives and equity incentives valued at target):

	Base Pay	Annual Bonus	Equity Award

CEO	12%	12%	76%
NEOs (range)	18%-24%	18%-24%	55%-64%

These long-term incentives are equity-based and may consist from year to year of stock options, restricted share or restricted share unit awards and performance share awards or performance share unit awards. These types of long-term incentive awards provide our executive officers with a benefit that will increase only to the extent that the value of our registered shares increases, thereby giving them an incentive to work to increase shareholder value. The factors considered by the Committee in determining the number of options and restricted share or restricted share unit awards to be granted to each executive officer are generally the same as those used in establishing the total compensation package of executive officers and include the position of the officer (both in terms of function and responsibilities), tenure, individual performance, anticipated future contributions and the long-term incentive compensation of similarly situated executives in our peer group.

Equity-based awards are service-based and generally vest over a period of three to four years and, in the case of performance awards, subject to the company achieving specified objective criteria established for each award. To the extent specified in an award agreement or in an executive’s employment agreement, vesting may be accelerated upon death, termination due to disability, retirement under our established policies or as a result of a change of control. Awards also may vest if the executive officer terminates his employment for good reason or we terminate the executive officer’s employment without cause pursuant to an employment agreement.

Stock options become valuable only if and to the extent that the price of our registered shares exceeds the exercise price of the options, which motivates our executive officers and employees to create shareholder value. Stock options have exercise prices equal to the closing market price of our registered shares on the date of grant. Options granted under our 2006 Omnibus Incentive Plan may have a term of not more than 10 years from the date of grant. Options granted under earlier plans generally have a term of 10 years from the date of vesting. None of the named executive officers received a stock option grant in 2009.

Restricted share and restricted share unit awards further motivate our key employees, including our executive officers, to strive for share price appreciation. We generally award restricted shares to employees based in the United States and restricted share units to employees outside the United States. We also expect to issue restricted share units to employees who perform services for the Company in Switzerland, regardless of where they are based. Restricted share units are different from restricted shares in that we do not actually issue registered shares until the vesting requirements are met. Upon vesting, the holder of restricted share units receives one registered share for each unit that vested. Holders of restricted shares are allowed to vote their shares and are entitled to receive dividends if we pay dividends.

Restricted Share Grants.  In February 2009, we granted time-vested restricted share and restricted share unit awards under our 2006 Omnibus Incentive Plan, with the value of such awards falling, on average, within the 75th percentile as compared with our peer group (see “Grants of Plan-Based Awards,” below).

Vested Share Grants.  Due to the Company’s suspension of the Executive Deferred Compensation Stock Ownership Plan, and in order to compensate participants for the loss of this benefit, we granted participants in this plan, including our named executive officers (other than Mr. Ferguson, who is a participant in the Foreign Executive Deferred Compensation Stock Plan, which has not been suspended), quarterly grants of fully-vested shares effective as of the first quarter of 2009. Grants are made in an amount to approximate the benefits participants would have received had we not suspended the plan, which grants have a market value equal to 15% of the cumulative base salary and bonus paid to the participant during the prior quarterly period (see “Deferred Compensation Plans” below). Although these amounts are currently being paid out in registered shares, the Committee retains the discretion to make these payments in cash in the future.

2010 Performance-Based RSU Grants.  As discussed above, the Committee undertook a compensation review of our executive compensation strategies and programs during the 2009 fiscal year and early 2010. Following this review, the Committee determined to grant performance-based long-term incentive (“LTI”) awards under our 2006 Omnibus Incentive Plan for our executive officers.

Effective March 18, 2010, the Committee awarded Mr. Becnel 147,232 performance-based restricted share units. LTI grants with similar terms (but in different amounts) were awarded to other (non-named) executive officers at the same time. In April 2010, the Committee granted an award of 530,035 performance-based restricted share units to Dr. Duroc-Danner on the same terms under the 2010 Plan, but made that grant expressly subject to approval of the 2010 Plan by our shareholders. Our shareholders are being asked to approve the 2010 Plan at our annual general meeting scheduled for June 23, 2010.

The performance units will be settled in registered shares issued under our 2006 Omnibus Incentive Plan (or, in the case of Dr. Duroc-Danner, under our 2010 Omnibus Stock Incentive Plan), with the actual number of shares to be issued based on a multiple of each executive’s targeted number of performance units. The multiplier will be determined on the basis of our TSR relative to the TSR of each of Baker Hughes, Inc., Halliburton Company, and Schlumberger Limited (the “TSR Peer Group”). If we have the highest TSR of the TSR Peer Group for a given fiscal year, the payout under the new LTI program will be equal to two times the number of shares represented by the portion of the targeted number of performance units described above corresponding to the relevant fiscal year. Alternatively, an executive will receive no payout if our TSR is the lowest of the TSR Peer Group. If the Company’s TSR performance for a fiscal year is neither the highest nor the lowest among the TSR Peer Group for a fiscal year, then the performance multiplier applicable to the targeted number of performance units covered by the LTI award will be determined on the basis of the Company’s TSR percentile when compared to the TSR results of the TSR Peer Group as follows:

Performance
TSR Percentile	Multiplier

75+	2.0
50-74.99	1.0
25-49.99	0.5
<25	0.0

Shares earned on the basis of the Company’s TSR performance against the TSR Peer Group will vest in three annual installments following each of 2010, 2011 and 2012 based on TSR performance for each of such years.

Retirement Plans

Nonqualified Executive Retirement Plan.  In 2003, we implemented the Weatherford International Ltd. Nonqualified Executive Retirement Plan, or ERP, for certain of our executive officers in order to provide post-employment benefits that were not wholly dependent on the value of our registered shares and to remain competitive with the compensation practices of our peer group and general industry practices. In early 2008, we amended the ERP to exclude all incentive compensation and bonuses from the calculation of potential benefits payable under the plan to any persons who joined the plan after February 6, 2008. No participants have joined the plan since that date. This plan was further amended on December 31, 2008 to, among other things, comply with Section 409A of the Code. In addition, because of uncertainties concerning the application of Code Section 457A while we were incorporated in Bermuda, as of December 31, 2008, we amended the plan to suspend further benefit accruals and to provide that no additional persons may become participants in the plan. Under the plan, as amended, each participant’s benefit will be calculated as if he incurred a voluntary termination of employment on December 31, 2008. Because the ERP was potentially subject to Code Section 457A, it was amended to provide that if the date of a participant’s Section 409A separation from service does not occur before January 1, 2017, we will pay the participant his or her termination benefit under the plan on January 1, 2017.

As of December 31, 2008, each participant was fully vested in his or her benefit accrued under the plan. Each participant’s benefit under the plan will be his or her termination benefit calculated as if he or she incurred a termination of employment (not for cause) on December 31, 2008. The benefit will be paid to a participant in a lump sum within 15 days after the date of the participant’s “separation from service” with the Company (as defined in Section 409A). However, if the participant is a “specified employee” (as defined in Section 409A), the benefit will be paid in a lump sum on the date that is six months following date of such separation from service, subject to the requirement that any termination benefit under the plan be paid no later than January 1, 2017.

Supplemental Retirement Plan.  Effective January 1, 2009, we implemented the Weatherford International Ltd. Supplemental Retirement Plan (the “SRP”) as a result of the suspension of the ERP and the uncertainties concerning the application of Code Section 457A. The plan had a one-year term ending on December 31, 2009 and benefits under the plan would have been payable no later than December 31, 2010. This plan would have provided retirement benefits to participants whose employment was terminated other than for cause during the term of the plan and following a change of control of the Company.

Participants in the SRP, their spouses and dependent children (up to age 25) were also entitled to receive health and medical insurance benefits for the remainder of the participant’s and his or her spouse’s individual lives, provided they paid normal employee contributions for this coverage up to a maximum annual contribution of $2,000. These benefits were to be secondary to Medicare (to the extent permitted by law) and any other health and medical benefits that the participant received from any other employer-provided plan.

The SRP also provided a tax gross-up for any penalties, excise or other tax payments that may be imposed upon the participant with respect to the participant’s benefits under the plan, the ERP, or compensation outside these plans, including any additional taxes under Sections 4999, 409A or 457 of the Code.

The SRP terminated under its original terms on December 31, 2009 and will not provide any benefits to participants.

New Supplemental Retirement Plan.  Effective as of January 1, 2010, we adopted a new supplemental executive retirement plan (the “2010 SERP”) for certain of our executive officers. The 2010 SERP was intended to provide supplemental retirement benefits (including medical benefits) under the same terms and conditions in existence under the ERP prior to December 31, 2008 (the date when the ERP was amended to suspend future benefit accruals) and to incorporate technical changes and such terms and conditions that are more favorable to participants as reflected under the ERP, as amended December 31, 2008, and under the SRP. The frozen ERP will remain in effect, but any benefits paid under the ERP will be offset by a reduction in benefits under the 2010 SERP.

In connection with the adoption of the 2010 SERP, Dr. Duroc-Danner and Mr. Becnel agreed to waive further benefit accruals (from January 1, 2009 through December 31, 2010 for Dr. Duroc-Danner and through March 31, 2010 for Mr. Becnel) if the 2010 SERP was frozen or terminated before April 1, 2010.

Additionally, in light of the Committee’s overall review of our executive compensation programs and practices, the Committee further decided in March 2010 and April 2010 to amend the 2010 SERP to:

1. close the 2010 SERP to new participants;

2. freeze further benefit accruals under the 2010 SERP effective March 31, 2010 and to replace them with an accrual of monthly interest at a variable rate equal to 1/12th of the 5-year LIBOR interest rate for any portion of the account not converted into phantom registered shares; and

3. provide participants with a one-time election to convert between 50-100% of their frozen accrued benefit into phantom registered shares (which will be settled in actual registered shares on the date cash retirement benefits would otherwise be payable under the plan).

As noted above, Dr. Duroc-Danner and Mr. Becnel had agreed to waive certain benefit accruals, which, when combined with the freezing of benefits in 2010, resulted in their retirement benefits being equal to levels determined under the terms of the ERP as of December 31, 2008, subject, however, to the right to accrue interest at the 5-year LIBOR rate and to convert all or a specified portion of their accrued benefit into phantom shares, as described above. The values of the retirement benefits under the 2010 SERP (including the values accrued through December 31, 2008 under the ERP) are set forth under the heading “Pension Benefits” below.

Deferred Compensation Plans

We have historically maintained two deferred compensation plans for our executive officers: the Weatherford International, Inc. Executive Deferred Compensation Stock Ownership Plan and the Weatherford International, Inc. Foreign Executive Deferred Compensation Stock Plan. We suspended the Executive Deferred Compensation Stock Ownership Plan effective as of December 31, 2008 because of uncertainties concerning the application of Code Section 457A. So long as the suspension is in effect and unless and until the Board determines otherwise, no new participants may join the plan, participants will not be able to make compensation deferrals to the plan, and we will not make any credits under the plan of behalf of participants. So long as the plan remains suspended, amounts will still be payable to participants upon the occurrence of triggering events under the plan.

All amounts under the Executive Deferred Compensation Stock Ownership Plan will be distributed no later than January 1, 2017. Generally, distributions will be made in registered shares. The amount of the distribution will be a number of registered shares equal to the number of units credited to the participant’s account at the time of the distribution.

The following describes how the Executive Deferred Compensation Stock Ownership Plan would operate (as if it had not been suspended) and how the Foreign Executive Deferred Compensation Stock Plan currently operates.

Under these plans, as amended, our executive officers and other key employees are provided with long-term incentive compensation through benefits that are directly linked to future increases in the value of our registered shares. Mr. Ferguson was a participant in our Foreign Executive Deferred Compensation Stock Plan. All other named executive officers were participants in the Executive Deferred Compensation Stock Ownership Plan. Under the Executive Deferred Compensation Stock Ownership Plan, each participant could elect to defer up to 7.5% of his compensation. If a participant elected to defer at least a percentage of his eligible compensation under the Executive Deferred Compensation Stock Ownership Plan, we made an additional credit to the participant’s account equal to the amount of compensation deferred by the participant. We also credited 7.5% of his eligible compensation to his account.

Under the Foreign Executive Deferred Compensation Stock Plan, participants receive annual credits equal to 15% of their eligible compensation which is converted on a monthly basis into non-monetary units representing our registered shares. The Foreign Executive Deferred Compensation Stock Plan provides for a five-year vesting period with respect to the Company’s contributions, subject to earlier vesting in the event of a change in control.

Participants under both of these plans generally cannot receive the value of their deferred compensation under the plans until retirement, termination of employment or death. In the event of the termination of employment, a participant will be paid his benefits under the Executive Deferred Compensation Stock Ownership Plan within 30 days after the date of the participant’s Code Section 409A separation from service with the Company. However, if the participant is a Section 409A specified employee, the benefit will be paid on the date that is six months following date of such separation from service. In the event of termination of employment of a participant in the Foreign Executive Deferred Compensation Stock Plan, he will be paid his benefit within 90 days after his termination of employment.

Our obligations with respect to the plans are unfunded. However, under the Executive Deferred Compensation Stock Ownership Plan we have established a grantor trust, which is subject to the claims of our creditors, into which funds are deposited with an independent trustee that purchases registered shares for the plan.

Due to the suspension of the Executive Deferred Compensation Stock Ownership Plan, in order to compensate participants for the loss of this benefit, we have granted participants in the plan, including our named executive officers (other than Mr. Ferguson, who is a participant in the Foreign Executive Deferred Compensation Stock Plan, which has not been suspended), quarterly grants of fully vested shares. Grants have been made in an amount to approximate the benefits participants would have received had we not suspended the plan (i.e., with a market value equal to 15% of the cumulative base salary and bonus paid to the participant during the prior quarterly period). Because we do not intend to reinstate the Executive Deferred Compensation Stock Ownership Plan at this time, the Committee decided to continue this practice on a going forward basis. (See “Long-Term Incentive Compensation — Vested Share Grants” above).

Perquisites

The Company provides the named executive officers with perquisites and other personal benefits that the Committee believes are reasonable and consistent with the practices of our peer group. The Committee annually reviews the perquisites provided to executive officers to determine if adjustments are appropriate. Perquisites made available to our named executive officers in 2009 included an annual car allowance or the use of a company car, payment of club dues and payment of life insurance premiums.

Other Generally Available Benefits

Our named executive officers are eligible for additional Company-wide benefits on the same basis as other full-time employees. These include a 401(k) plan and other health, medical and welfare programs. Employees outside the United States are covered under different plans and programs.

Employment Agreements

Amended and Restated Employment Agreements with Weatherford International Ltd. and Employment Agreements with Weatherford International, Inc.  We had entered into two separate employment agreements with each of our 2008 named executive officers, which agreements were intended to work in tandem in granting certain rights to, and imposing obligations upon, the executive officers and creating certain obligations by the Company or Weatherford International, Inc. The employment agreements were amended and restated, effective as of December 31, 2008, to (i) comply with Code Section 409A and (ii) given the continuing uncertainty regarding the application of Code Section 457A while we were incorporated in Bermuda, to remove from those agreements certain provisions relating to severance payments and benefits following termination of employment, the existence of which may have caused adverse tax consequences to our executive officers and, to the extent tax gross-ups were included in employment agreements, to the company. Weatherford International, Inc., one of our wholly owned subsidiaries, also entered into employments agreements with certain of our executive officers to provide for similar rights and obligations as those removed from the existing employment agreements with us when the employment agreements were amended and restated. These employment agreements became effective as of January 1, 2009. Effective July 21, 2009, we and Weatherford International, Inc. also entered into employment agreements with Mr. Fontana upon his appointment as Vice President Western Hemisphere, in substantially the same form as the employment agreements we had with our other officers.

2009 Year-End Employment Agreements.  Under the terms of the foregoing employment agreements with each of our 2008 named executive officers discussed above, if we failed to enter into new employment agreements with the officers prior to the termination or expiration of either of the foregoing employment agreements on the same terms and conditions as existed in employment agreements between the Company or Weatherford International, Inc. and the executive officers prior to December 31, 2008, and any other terms and conditions that are more favorable to the executive officers from all employment agreements existing on January 1, 2009, the named executive officers would have the right to terminate employment for “good reason.” Consequently, as of December 31, 2009, we entered into new employment agreements with each of Jessica Abarca, Andrew P. Becnel, M. David Colley, Bernard J. Duroc-Danner, Stuart E. Ferguson and Keith R. Morley (the “Year-End Employment Agreements”). For a description of the payments we would have been obligated to pay upon the termination of each named executive officer’s employment as of December 31, 2009 (including additional rights and obligations of the parties under the agreements), see “Potential Payments upon Termination or Change in Control.”

2010 Employment Agreements.  The Committee determined in early 2010 that it would request that the executive officers enter into a new form of executive employment agreement (the “2010 Employment Agreement”), which form includes terms and conditions that the Committee believes are more consistent with current market practices. As of the date hereof, Dr. Duroc-Danner, Mr. Fontana, and several of our non-named executive officers, have entered into the 2010 Employment Agreement. Among other things, the key changes under the 2010 Employment Agreement include: (i) a one-year auto-renewal term (including a provision for notice of non-renewal which allows the Company to terminate the agreement without triggering full severance rights) instead of a three-year “evergreen” provision; (ii) substantial curtailment of the “good reason” definition to be more consistent with current market standards (including removing the right to terminate employment with good reason as a result of the supplemental executive retirement plan freeze); (iii) curtailment of contractually guaranteed perquisites; (iv) a severance multiple based on base salary and target bonus (rather than on the highest bonus paid in respect of the previous five years); (v) a reduction of severance upon a termination due to death, disability or company non-renewal, to a payment equal to one-times base salary plus target bonus (rather than two or three times the executive’s base salary plus highest bonus paid in respect of the previous five years); (vi) curtailment of perquisites as a component of severance payout; (vii) deletion of automatic acceleration of outstanding unvested equity awards; (viii) the removal of tax gross-ups and waiver of tax gross-ups for taxes under Sections 280G and 409A of the Code otherwise applicable under our SERP arrangements; and (ix) the addition of intellectual property, non-competition and non-solicitation covenants.

Termination of Employment.  Mr. Ferguson resigned his employment with us effective as of April 1, 2010. In addition, Mr. Martin resigned his employment with us effective as of June 3, 2009 (see “Payments to Former Executive Officer”, below).

Change in Control and Severance Benefits

Our severance benefits and protections are intended to provide for the payment of severance benefits to the executive officers in the event their employment with the Company is involuntarily terminated without cause (including in case of death or disability) or they resign for good reason and to encourage the executive officers to continue employment in the event of a potential “change in control.” The Committee has determined that offering severance benefits (which may be payable in the event of a qualifying termination of employment prior to or following a change in control) ensures the retention of our officers during the pendency of a potential change in control transaction or other organizational changes within the Company. The Committee believes that these benefits serve to enhance stockholder value and align our officers’ interests with those of our shareholders.

The potential payments that each of our named executive officers would have received if a termination of employment had occurred on December 31, 2009 are set forth under the section entitled “Potential Payments Upon Termination or Change in Control”.

As discussed above, in 2009 the Committee undertook a comprehensive review of our compensation program and practices and determined, among other things, that the current levels of severance benefits could be curtailed while still remaining competitive in the marketplace.

Share Ownership Guidelines

The Committee believes that it is important to align the interests of management with the interests of our shareholders. In furtherance of this philosophy, we encourage all of our key employees to become shareholders through our equity-based awards, deferred compensation plans (to the extent available) and 401(k) plan. Although we do not maintain minimum ownership requirements for our executive officers, we believe that each executive officer, through a combination of equity awards and participation in our deferred compensation (to the extent available) and 401(k) plans, has a significant interest in increasing our long-term shareholder value.

Tax and Accounting Matters

Section 162(m) of the Internal Revenue Code

The Committee considers the tax impact of our executive compensation programs. Code Section 162(m), as interpreted by IRS Notice 2007-49, imposes a $1 million limitation on the deductibility of certain compensation paid to the Chief Executive Officer and the three next most-highly paid executive officers (other than the Chief Financial Officer). Although the Committee takes into account the potential application of Section 162(m) on incentive compensation awards and other compensation decisions, it may approve compensation that will not meet these requirements in order to ensure competitive levels of compensation for our executive officers.

ASC Topic 718, Stock Compensation

Beginning on January 1, 2006, we began accounting for share-based payments, including stock options, restricted share awards and restricted share unit awards, in accordance with Accounting Standards Codification Topic 718 (formerly FAS 123(R)).

Compensation Committee Report

We have reviewed and discussed with management the Compensation Discussion and Analysis contained in this report. Based on such review and discussions, we have recommended to the Board of Directors that the Compensation Discussion and Analysis be included in the Company’s 2010 proxy statement.

Robert B. Millard (Chair)
William E. Macaulay
Robert K. Moses, Jr.

Compensation Committee Interlocks and Insider Participation

The Compensation Committee’s current members are Messrs. Macaulay, Millard (Chair) and Moses, all of whom are independent, non-employee directors. None of the Compensation Committee members have served as an officer or employee of the Company.

Summary Compensation Table

This table shows the total compensation paid for the years ended December 31, 2009, 2008 and 2007 to Dr. Duroc-Danner, Mr. Becnel, our three other most highly compensated executive officers during 2009 and one other former executive officer. These officers are referred to in this report as our “named executive officers.”

							Change in
							Pension
							Value and
							Nonqualified
							Deferred
				Stock		Option	Compensation		All Other
Name and				Awards		Awards	Earnings		Compensation	Total
Principal Position	Year	Salary ($)	Bonus	($)		($)(1)	($)		($)(7)	($)

Bernard J. Duroc-Danner	2009	1,640,000	1,750,000	9,992,148		—	12,814,051		41,391	26,237,590
Chairman of the Board, President	2008	1,497,909	3,000,000	9,000,046		—	5,669,704		710,464	19,878,123
and Chief Executive Officer	2007	1,403,041	—	7,348,165		5,127,180	10,876,434		675,511	25,430,331
Andrew P. Becnel	2009	829,121	525,000	3,340,939		—	3,326,433		370,932	8,392,425
Senior Vice President and	2008	623,265	525,000	2,500,028		—	591,449		197,894	4,437,636
Chief Financial Officer(2)	2007	496,920	—	2,630,560		—	900,704		191,245	4,219,429
Stuart E. Ferguson	2009	600,000	—	2,620,723		—	1,704,496		141,616	5,066,835
Former Executive Officer(3)	2008	502,060	400,000	1,500,030		—	800,274		200,728	3,403,092
	2007	447,581	—	1,356,102		—	834,158		211,192	2,849,033
Peter T. Fontana	2009	443,540	300,000	1,746,106		—	—		204,583	2,694,229
Vice President —	2008					—
Western Hemisphere	2007					—
Keith R. Morley	2009	614,616	475,000	1,733,635		—	4,028,317		28,696	6,880,264
Senior Vice President — Well	2008	548,277	475,000	1,500,030		—	2,333,237		187,431	5,043,975
Construction and Operations	2007	405,316	—	1,416,693		—	3,568,519		151,768	5,542,296
and Chief Safety Officer
Burt M. Martin	2009	291,231	500,000	2,252,809	(5)	—	—	(6)	12,973,709	16,017,749
Former Executive	2008	573,273	500,000	2,000,063		—	921,508		187,005	4,181,849
Officer(4)	2007	475,541	—	2,304,627		—	972,599		200,004	3,952,771

(1)	Assumptions used in the calculation of these amounts are included in footnote 14 to our audited financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2009.

(2)	Salary is denominated in USD and is paid in CHF (beginning July 2009) using a 1.10 exchange rate.

(3)	Salary is denominated in USD and is paid in British pounds using the exchange rate at the beginning of the fiscal year.

(4)	Mr. Martin’s employment with the Company terminated effective as of June 3, 2009.

(5)	Includes the grant date fair value of an award granted on February 5, 2009 that was not vested as of the date of Mr. Martin’s termination.

(6)	Mr. Martin’s Accumulated Benefit in the executive retirement plan decreased by $5,135,921 with his departure from the Company. His lump sum benefit of $12,881,254 is included in the termination payment amount in the All Other Compensation column.

(7)	Other Annual Compensation for 2009 consists of the following:

	Company
	Contributions to			Matching
	Deferred	Car/Car	Club	Contributions
	Compensation	Allowance	Membership	under 401(k)	Life Insurance	Relocation	Expat	Termination
	Plan ($)	($)	Dues ($)	Plan ($)	Premiums ($)	Pay ($)	Benefits ($)	Pay ($)

Bernard J. Duroc-Danner	—	15,839	4,936	9,800	10,816	—	—	—
Andrew P. Becnel	—	13,997	4,482	9,800	1,538	72,727	268,388	—
Stuart E. Ferguson	91,007	11,824	—	32,000 (a)	6,785	—	—	—
Peter T. Fontana	—	4,500	1,904	9,800	1,417	45,833	141,129	—
Keith R. Morley	—	10,800	3,120	9,800	4,976	—	—	—
Burt M. Martin	—	4,985	3,210	9,800	1,191	—	—	12,954,523

(a)	Mr. Ferguson is located in the United Kingdom and was a participant in the Weatherford Group Defined Contribution Plan. Amounts shown represent company contributions to that plan.

Grants of Plan-Based Awards in 2009

The following table provides information regarding plan-based awards granted in 2009 to the named executive officers.

		All Other Stock
		Awards: Number of		Grant Date Fair
		Restricted		Value of Share
Name	Grant Date	Shares/Units(#)		Awards($)

Bernard J. Duroc-Danner	Feb 5	815,220		9,529,922
	Apr 1	29,192		336,000
	July 1	3,091		60,089
	Oct 1	3,347		66,137
Andrew P. Becnel	Feb 5	271,740		3,176,641
	Apr 1	9,501		109,357
	July 1	1,333		25,914
	Oct 1	1,469		29,027
Stuart E. Ferguson	Feb 5	224,185	(1)	2,620,723
Peter T. Fontana	Mar 6	50,000		515,500
	Apr 1	5,195		59,794
	July 1	733		14,250
	July 20	60,000		1,137,000
	Oct 1	990		19,562
Keith R. Morley	Feb 5	135,870		1,588,320
	Apr 1	8,513		97,985
	July 1	1,159		22,531
	Oct 1	1,255		24,799
Burt M. Martin	Feb 5	181,160	(2)	2,117,760
	Apr 1	8,970		103,245
	Jul 1	1,636	(3)	31,804

(1)	All unvested shares lapsed as of April 1, 2010 in connection with the termination of Mr. Ferguson’s employment.

(2)	This award was not vested as of the date of Mr. Martin’s termination.

(3)	Mr. Martin received an award for the period of time between April 1, 2009 and his termination on June 3, 2009.

Potential Payments Upon Termination or Change in Control

The following summarizes the potential payments upon termination or change in control to our named executive officers as of December 31, 2009 (excluding Mr. Martin, who was no longer employed by the Company on that date).

Under the terms of the named executive officers’ employment agreements, if their employment is terminated, whether as a result of death, “disability,” “good reason,” “cause” or otherwise (each term as defined in the employment agreements), the named executive officer (or his estate) will generally be entitled to receive (1) his annual base salary through the date of termination, (2) any accrued but unpaid vacation pay, and (3) all benefits to which the named executive officer is entitled or vested (or becomes entitled or vested as a result of termination) under the terms of all employee benefit and compensation plans, agreements and arrangements in which the named executive officer is a participant as of the date of termination.

Under the employment agreements, if we terminated a named executive officer’s employment for any reason other than “cause,” if the named executive officer terminated his employment for “good reason” or if the employment was terminated as a result of the named executive officer’s death or “disability” (each term as defined in the employment agreements), the named executive officer (or his estate) would be entitled to receive the following compensation:

•	any unpaid salary earned through the date of termination of employment for periods following the executive’s section 409A separation from service (the “Earned Unpaid Salary”);

•	an amount equal to the greater of the highest aggregate annual bonus amounts paid in the five years prior to the year of termination and the bonus amount that would be payable in the year of termination (in either case, pro-rated to the date of termination) (the “Highest Annual Bonus”);

•	an amount equal to three times (two times in the case of Mr. Fontana) the sum of the highest base salary during the five years prior to the year of termination added to the Highest Annual Bonus (the “Salary and Bonus Payment”);

•	an amount equal to three times (two times in the case of Mr. Fontana) all employer contributions credited to the named executive officer under our 401(k) plan in the last year of employment and the amount that would have been credited and contributed to the named executive officer under all other deferred compensation plans (other than our retirement plans), grossed-up to account for federal and state taxes thereon (the “Contribution Payment”); and

•	an amount equal to three times (two times in the case of Mr. Fontana) the total value of all fringe benefits received by the named executive officer on an annualized basis (the “Fringe Benefit Payment”); and

•	any benefits payable under our retirement plans as of the date of termination (unless a change of control has occurred or is pending, in which case the terms of the retirement plan will govern the payment of benefits under such plan) (the “Retirement Plan Payment”). For more information regarding our retirement plans, see “Pension Benefits” and “Retirement Plans” in the Compensation Discussion and Analysis section.

In addition, under such circumstances and in accordance with the employment agreements, the following benefits also would be provided or paid:

•	All benefits under all deferred compensation and other benefit plans and all stock options and restricted share grants will automatically become fully vested to the extent not already vested;

•	All health and medical benefits and all other welfare benefits under any plans that are provided to the named executive officer and his or her family prior to termination would be maintained after termination for a period of three years or such longer period as the plans may require, provided the named executive officer makes his required contribution and that such benefits are secondary to any benefits offered by another employer (the “Healthcare Benefit”);

•	We would pay, as incurred, for reasonable outplacement services for the named executive officer, the provider of which would be selected by the named executive officer (the “Outplacement Payment”) for a period not extending beyond the last day of the second calendar year following the calendar year in which the named executive officer’s termination occurs;

•	All club memberships, luncheon clubs and other memberships that we provided for the named executive officer or his family prior to termination would be transferred to the named executive officer at no cost to him (other than ordinary income taxes owed);

•	We would either transfer ownership and title to the named executive officer’s company car at no cost to him (other than individual income taxes owed) or, if the named executive officer received a monthly car allowance, we would pay the named executive officer a lump sum in cash equal to the annual car allowance multiplied by three (the “Car Payment”);

•	We would timely pay any other benefits that the named executive officer is entitled to receive under any of our other plans or programs (the “Other Benefits Payment”). However, participants in the Supplemental Retirement Plan and their spouses and dependent children (up to age 25) are also entitled to receive health and medical insurance benefits for the remainder of the participant’s and his or her spouse’s individual lives, provided they pay normal employee contributions for this coverage up to a maximum annual contribution of $2,000.

Under the employment agreements, we will pay any Earned Unpaid Salary, the Salary and Bonus Payment, the Contribution Payment, the Fringe Benefit Payment and the Car Payment (if applicable) and transfer club memberships and ownership of the company car (if applicable) within 30 days after the date of the participant’s section 409A separation from service with the Company. However, if the participant is a section 409A specified employee, these payments and transfers will be made on the date that is six months following date of such separation from service with such payments (along with the Retirement Plan Payment) bearing interest at 5% per annum.

Each of the employment agreements (including Mr. Fontana’s) provide that, if payments under the agreement are subject to an additional tax or excise tax imposed by sections 409A, 457A or 4999 of the Code, we would be required to pay the named executive officer a “gross up payment” to ensure that the named executive officer receives the total benefit intended by his employment agreement.

Under the named executive officers’ employment agreements:

(i) “cause” is defined as the willful and continued failure to substantially perform the executive’s duties with the Company (other than failure resulting from incapacity due to mental or physical illness or anticipated failure after the executive has provided a notice to termination for good reason) after written demand is made by the Board of Directors, or the willful engagement in illegal conduct or gross misconduct that is materially and demonstrably injurious to the Company.

(ii) “disability” is defined as the absence of the executive from his duties on a substantial basis for 120 calendar days as a result of incapacity due to mental or physical illness. If we determine that the executive is disabled, the named executive officer has 30 days from the date of our notice to the executive of intent to terminate employment by reason of disability to return to full-time performance of his duties. The executive may terminate his employment for disability if a physician selected by the executive determines that a disability has occurred.

(iii) “good reason” generally means the occurrence of any of the following:

• a reduction in title and/or responsibilities of the executive;

• a relocation of the executive;

• a reduction in the executive’s benefits;

• the breach by the Company of the employment agreement;

• any termination by the Company of the executive’s employment; and

•	the failure by the Company to require any successor to perform the employment agreement between the executive and the Company.

The freezing of the SERP may constitute “good reason” for five of our executive officers, including Dr. Duroc-Danner, Mr. Becnel and Mr. Morley, to terminate their employment under their employment agreements if they choose to do so. Dr. Duroc-Danner subsequently entered into a new employment agreement effectively waiving his right to assert “good reason” due to the freezing of the SERP. See “Executive Compensation — Compensation Discussion & Analysis — Employment Agreements — 2010 Employment Agreements”.

Following a change of control or other transaction in which our registered shares cease to be publicly traded, “good reason” also will be deemed to exist if the executive is assigned to any position, authority, duties or responsibilities that are not at the ultimate parent and publicly traded company of the surviving entity or that are inconsistent with the current position, authority, duties or responsibilities set out in the employment agreement. Any good faith determination of “good reason” made by the executive is conclusive.

(iv) “change of control” is generally deemed to occur if:

•   any person acquires 20% or more of our registered shares;

•	at least two-thirds of the members of the current Board of Directors cease to be directors other than in specified circumstances;

•	upon the consummation of a merger or similar transaction other than (1) a transaction in which the shareholders beneficially owning more than two-thirds of the registered shares outstanding immediately prior to the transaction continue to represent at least two-thirds of the voting power immediately after the transaction, (2) a transaction in which no person owns 20% or more of the outstanding registered shares or voting power of the surviving entity, and (3) a transaction in which at least two-thirds of the members of the surviving entity are current members of the Board at the time the transaction was approved; or

•	approval or adoption by the Board or our shareholders of a plan or proposal which could result directly or indirectly in the liquidation, transfer, sale or other disposal of all or substantially all of the Company’s assets or a dissolution of the Company.

None of the current named executive officers are eligible for retirement under our plans and policies. However, as of December 31, 2009, each participant is fully vested in his or her benefit accrued under the retirement plan. Each participant’s benefit under the retirement plan will be his or her termination benefit calculated as if he or she incurred a termination of employment (not for cause) as of December 31, 2009. No early retirement benefits are available under our retirement plans.

Payments to Former Executive Officer

In 2009, Burt M. Martin received a payment under our retirement plan and a distribution of shares under our executive deferred compensation plan in connection with the termination of his employment.

Termination Upon Death or Disability, Other Than For Cause or For Good Reason

The following table, referred to in this report as the “Cash Compensation Table,” describes cash payments that would be required to be made under the employment agreements with respect to our named executive officers and under our retirement plans in the event a named executive officer’s employment was terminated upon death or disability, by us other than for cause or by the named executive officer for good reason. As described above, the freezing of the SERP may constitute “good reason” for five of our executive officers, including Dr. Duroc-Danner, Mr. Becnel and Mr. Morley, to terminate their employment under their employment agreements. Dr. Duroc-Danner subsequently entered into a new employment agreement effectively waiving his right to assert “good reason” due to the freezing of the SERP. See “Executive Compensation — Compensation Discussion & Analysis — Employment Agreements — 2010 Employment Agreements”. The amounts shown for such person in the tables include amounts earned through such time and are estimates of the amount that would be paid out to the named executive officer upon their termination. The actual amounts to be paid out can only be determined at the time of, and depend upon the circumstances surrounding, such named executive officer’s termination. Additional amounts payable as a result of termination upon death or termination after a change of control are set forth in additional detail below under “Termination Upon Death,” and “Termination After a Change of Control.”

	Salary
	and					Other
	Bonus	Contribution	Fringe Benefit		Retirement	Benefits	Gross-Up
	Payment	Payment	Payment	Car Payment	Plan	Payment	Payment	Total
Name	($)	($)	($)(1)	($)	Payment ($)	($)(2)	($)	($)

Bernard J. Duroc-Danner	16,953,846	2,572,477	48,900	—	70,816,990	2,296,692	1,475,481	94,164,386
Andrew P. Becnel	6,405,854	990,279	47,700	50,000	9,020,091	425,798	567,989	17,507,711
Stuart E. Ferguson	4,126,154	714,923	34,200	36,000	12,054,920	—	476,615	17,442,812
Peter T. Fontana	1,167,307	193,496	8,800	21,600	—	36,067	110,983	1,538,253
Keith R. Morley	4,126,154	648,323	55,800	32,400	11,814,634	425,419	371,855	17,474,585

(1)	Includes the sum of the costs of an annual physical examination, financial planning services, cellular telephone, professional fees and club dues, multiplied by three (two for Mr. Fontana).

(2)	Represents interest earned on payments deferred for six months in accordance with section 409A.

In addition to the cash payments described above, the named executive officers would have been entitled to receive the following non-cash compensation set forth in the table below.

	Vested		Membership		Deferred
	Equity	Healthcare	Transfer		Compensation
	Awards	Benefit	Costs	Car Ownership	Distribution
Name	($)	($)	($)	Transfer	($)

Bernard J. Duroc-Danner	16,489,378	566,502	7,750	26,169	6,918,490
Andrew P. Becnel	5,458,360	202,007	17,100	—	813,490
Stuart E. Ferguson	3,825,934	245,114	—	—	825,132
Peter T. Fontana	2,283,525	65,446	—	—	98,111
Keith R. Morley	2,861,016	510,936	—	—	777,527

Termination Upon Death

In the event of a named executive officer’s death, his estate would be entitled to receive the following compensation in addition to the amounts set forth in the Cash Compensation Table: (1) life insurance proceeds in the amount of up to one times (four times for Mr. Ferguson in accordance with our foreign benefit plan) the named executive officer’s salary or salary bracket, up to a maximum of $1,500,000, except in the case of Mr. Ferguson; and (2) if applicable, accidental death and dismemberment proceeds in the amount of two times the named executive officer’s salary. The additional amounts in life insurance proceeds would be $1,500,000 for Dr. Duroc-Danner, $625,000 for Mr. Becnel, $2,854,852 for Mr. Ferguson, $550,000 for Mr. Fontana, and $1,100,000 for Mr. Morley (including $550,000 of proceeds the premiums for which are paid by Mr. Morley). If accidental death and dismemberment benefits were payable, these amounts generally would be doubled. The payments described above assume the event triggering payment occurred on December 31, 2009.

Termination After a Change of Control

In the event of a named executive officer’s employment was terminated after a change of control for any reason other than by us for cause, the named executive officer would be entitled to a termination benefit payment pursuant to our Supplemental Retirement Plan (in addition to the Retirement Plan Payment set forth in the Cash Compensation Table). For a description of this payment, see “Retirement Plans — Supplemental Retirement Plan” in the Compensation Discussion and Analysis section. Additionally, the named executive officer would be entitled to additional gross-up payments to account for taxes that would be payable on the amounts received by the named executive officer. The additional termination benefit payment amounts would be approximately $0 for Dr. Duroc-Danner, $9,020,091 for Mr. Becnel, $8,177,114 for Mr. Ferguson, and $6,597,783 for Mr. Morley. Tax gross-up payments are estimates and would be approximately $0 for Dr. Duroc-Danner, $8,101,140 for Mr. Becnel, $0 for Mr. Ferguson and $5,742,079 for Mr. Morley. The payments described above assume the event triggering payment occurred on December 31, 2009.

Termination for Cause or Voluntary Termination

No other special or additional payments are payable to the named executive officers under the employment agreements in the event of a termination for “cause” or voluntary termination of employment by the named executive officer for other than “good reason.”

Outstanding Equity Awards at December 31, 2009

The following table provides information about the number of outstanding equity awards held by our named executive officers at December 31, 2009.

	Option Awards
	Number of		Number of				Stock Awards
	Securities		Securities				Number of		Market Value of
	Underlying		Underlying		Option		Shares or		Shares or Units of
	Unexercised		Unexercised		Exercise	Option	Units of Shares		Shares That Have
	Options (#)		Options (#)		Price	Expiration	That Have Not		Not Vested
Name	Exercisable		Unexercisable		($)	Date	Vested (#)		($)

Bernard J. Duroc-Danner	785,352	(1)	—		5.94	09/25/2015	—		—
	740,000		—		8.79	12/17/2016	—		—
	336,650		336,650	(2)	20.05	02/28/2016	—		—
	—		—		—	—	112,220	(3)	2,009,860
	—		—		—	—	264,980	(4)	4,745,792
	—						543,480	(5)	9,733,726
Andrew P. Becnel	180,000		—		8.53	07/22/2015	—		—
	100,000		—		8.88	10/08/2015	—		—
	280,000		—		9.98	05/09/2017	—		—
	120,000		120,000	(6)	21.13	10/27/2016	—		—
	—		—		—	—	50,000	(3)	895,500
	—		—		—	—	73,606	(4)	1,318,284
	—		—		—	—	181,160	(5)	3,244,576
Stuart E. Ferguson(7)	100,000		—		6.21	09/24/2016	—		—
	—		—		—	—	20,000	(3)	358,200
	—		—		—	—	44,164	(4)	790,978
							149,456	(5)	2,676,756
Peter T. Fontana	—		—		—	—	40,000	(5)	716,400
	—		—		—	—	15,000	(8)	268,650
	—		—		—	—	15,000	(9)	268,650
	—		—		—	—	20,000	(10)	358,200
	—		—		—	—	25,000	(11)	447,750
	—		—		—	—	12,500	(12)	223,875
Keith R. Morley	400,000		—		7.79	11/18/2014	—		—
	—		—		—	—	25,000	(3)	447,750
	—		—		—	—	44,164	(4)	790,978
	—		—		—	—	90,580	(5)	1,622,288
Burt M. Martin	400,000		—		5.94	09/25/2015	—		—

(1)	Option has been transferred to a family limited partnership for estate planning purposes.

(2)	Option vests on February 28, 2011.

(3)	Shares/units vest on February 28, 2011.

(4)	Shares/units vest in equal increments on each of March 4, 2010 and 2012.

(5)	Shares/units vest in equal increments on each of December 15, 2010 and 2011.

(6)	Option vests on October 27, 2010.

(7)	All unvested restricted share units lapsed on April 1, 2010, in connection with the termination of Mr. Ferguson’s employment.

(8)	Shares/units vest on May 7, 2011.

(9)	Shares/units vest on July 9, 2011.

(10)	Shares/units vest in equal increments each on May 7, 2010 and May 7, 2012.

(11)	Shares/units vest on July 31, 2010.

(12)	Shares/units vest on December 31, 2010.

Option Exercises And Restricted Shares\Units Vested in 2009

The following table provides information about restricted shares or share units vesting, and the value realized on vesting by our named executive officers during 2009. No options were exercised by any of the named executive officers during 2009.

	Restricted Share and Restricted
	Share Unit Awards
	Number of Shares
	/Units Acquired	Value Realized on
Name	on Vesting (#)	Vesting ($)

Bernard J. Duroc-Danner	655,716	9,540,755
Andrew P. Becnel	197,883	2,852,822
Stuart E. Ferguson	124,729	1,796,817
Peter T. Fontana	83,418	1,336,996
Keith R. Morley	126,217	1,842,902
Burt M. Martin	80,606	950,349

Pension Benefits

The following table and the information below it contain information regarding the named executive officers’ benefits under our retirement plans. Mr. Fontana is not a participant in these plans. Under its terms, the Supplemental Retirement Plan lapsed on December 31, 2009 and would have provided benefits in the event of a change in control of the Company. Values have been determined using interest rate and mortality assumptions consistent with those used in our financial statements.

	Number of	Present Value
	Years	of	Payments
	Credited	Accumulated	During Last
	Service	Benefit	Fiscal Year
Name	(#)	($)(1)	($)

Bernard J. Duroc-Danner	25	62,576,769	—
Andrew P. Becnel	10	6,202,173	—
Stuart E. Ferguson	12	4,827,753	—
Keith R. Morley	14	11,554,504	—
Burt M. Martin	—	—	12,881,254

(1)	Values were determined using the projected unit credit actuarial cost method. Material assumptions used in the valuations include a discount rate of 5.25% and mortality rates from the 1994 Group Annuity Mortality, Male and Female.

For a description of our Nonqualified Executive Retirement Plan and our Supplemental Retirement Plans, see “Retirement Plans” in the Compensation Discussion and Analysis section.

Nonqualified Deferred Compensation

We suspended the Executive Deferred Compensation Stock Ownership Plan effective as of December 31, 2008 because of uncertainties concerning the application of section 457A. During the suspension, and unless and until the Board of Directors determines otherwise, no new participants may join the plan and there will not be any further benefit accruals under the plan after December 31, 2008. While the plan is suspended, amounts are still payable to participants on the occurrence of triggering events under the plan. The plan was further amended to provide that if the date of a participant’s section 409A separation from service does not occur before January 1, 2017, we will pay the participant his or her termination benefit under the plan on January 1, 2017.

The Foreign Executive Deferred Compensation Stock Plan has not been suspended.

The following table and the information below it contain information regarding the named executive officers’ benefits under our deferred compensation plans.

	Executive	Registrant		Aggregate	Aggregate	Aggregate
	Deferrals	Credits		Earnings	Withdrawals/	Balance
	in 2009	in 2009		in 2008	Distributions	at 12/31/09
Name	($)	($)		($)	($)	($)(1)

Bernard J. Duroc-Danner	0	0		2,738,811	0	6,918,490
Andrew P. Becnel	0	0		322,035	0	813,490
Stuart E. Ferguson	0	91,007	(2)	298,555	0	825,132
Peter T. Fontana	0	0		38,839	0	98,111
Keith R. Morley	0	0		307,798	0	777,527
Burt M. Martin(3)	0	0		547,457	1,486,200	0

(1)	The following amounts represent deferred salary and company contributions that were reported previously as compensation to each Named Executive Officer in the Summary Compensation Table in previous years. Amounts deferred or contributed prior to becoming a Named Executive Officer are not included.

	Executive	Employer
	Contributions	Contributions	Total
	($)	($)	($)

Bernard J. Duroc-Danner	2,288,200	4,630,290	6,918,490
Andrew P. Becnel	163,877	327,699	491,576
Stuart E. Ferguson	0	222,209	222,209
Peter T. Fontana	0	0	0
Keith R. Morley	95,478	190,992	286,470

(2)	All amounts shown above are included in the All Other Compensation column of the Summary Compensation Table.

(3)	Mr. Martin received a gross distribution of 86,760 shares in December 2009.

Equity Compensation Plan Information

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

Summary of Board Compensation for 2009

The following table sets forth the compensation paid to each of our non-employee directors for the year ended December 31, 2009. Dr. Duroc-Danner was an executive officer and director in 2009, and information about his compensation is listed in the Summary Compensation Table in this report.

Director Compensation

	Fees Earned
	or Paid in	Share	Total
Name	Cash ($)	Awards ($)(1)	($)

Nicholas F. Brady	94,000	181,240	275,240
David J. Butters	216,000	181,240	397,240
William E. Macaulay	108,000	181,240	289,240
Robert B. Millard	117,000	181,240	298,240
Robert K. Moses, Jr.	186,000	181,240	367,240
Robert A. Rayne	192,000	181,240	373,240

(1)	As of December 31, 2009, aggregate outstanding restricted share, restricted share unit and option awards for each non-employee director were as follows:

	Aggregate	Aggregate
	Number of	Number of
	Restricted Shares/	Shares
	Restricted Share	Underlying
Name	Units	Options

Nicholas F. Brady	17,200	0
David J. Butters	17,200	302,400
William E. Macaulay	17,200	854,528
Robert B. Millard	17,200	854,528
Robert K. Moses, Jr.	17,200	0
Robert A. Rayne	17,200	480,000

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

SHARE OWNERSHIP

Shares Owned by Directors and Executive Officers

This table shows the number and percentage of common shares beneficially owned by each of our directors and each of the executive officers and former executive officer named in the Summary Compensation Table that appears under “Executive Compensation” in this report and all of our directors and executive officers and a former executive officer as a group. Share ownership information of our directors and current executive officers is as of April 23, 2010. Each person has sole voting and investment power for the shares shown below, unless otherwise noted.

	Amount and Nature of Shares Beneficially Owned
					Percent of
	Number of		Right to	Total Shares	Outstanding
Name	Shares Owned		Acquire(1)	Beneficially Owned	Shares

Bernard J. Duroc-Danner	2,189,423		2,248,294	4,437,717		*
Nicholas F. Brady	879,264		5,679	884,943		*
David J. Butters(2)	236,188		365,231	601,419		*
William E. Macaulay(3)	770,932		865,238	1,636,170		*
Robert B. Millard(4)	697,930		863,326	1,561,256		*
Robert K. Moses, Jr.(5)	566,464		11,441	577,905		*
Robert A. Rayne(6)	160,316		501,767	662,083		*
Andrew P. Becnel	499,909		725,421	1,225,330		*
Stuart E. Ferguson(7) (former executive officer)	176,993		100,000	276,993		*
Peter T. Fontana	222,199	(8)	5,478	227,677		*
Keith R. Morley	312,652		443,413	756,065		*
Burt M. Martin(9) (former executive officer)	253,961		400,000	653,961		*
All directors, director nominees, officers and former officers as a group (21 persons)	7,893,198		6,798,475	14,691,173	2.0%

*	Less than 1%.

(1)	Includes registered shares that can be acquired through stock options exercisable through June 22, 2010. Also includes registered shares that can be acquired as a result of distributions pursuant to our Non-Employee Director Deferred Compensation Plan, our Executive Deferred Compensation Stock Ownership Plan or our Foreign Executive Deferred Compensation Stock Plan, as applicable, based on the number of units allocated to each participant’s account as of April 23, 2010.

(2)	Includes 55,088 shares held by Mr. Butters’ wife, over which he has no voting or dispositive power and as to which he disclaims beneficial ownership.

(3)	Includes 26,472 shares held by Mr. Macaulay’s wife and 15,504 shares held in the name of or in trust for Mr. Macaulay’s adult daughters, over which he has no voting or dispositive power and as to all of which he disclaims beneficial ownership.

(4)	Includes 398,474 shares held by a charitable foundation and trusts controlled by Mr. Millard and his wife.

(5)	500,000 shares are pledged to a bank.

(6)	Excludes 2,050,000 shares beneficially owned by LMS Capital, of which Mr. Rayne serves as Chief Executive Officer and director, and affiliates of LMS Capital. Mr. Rayne disclaims beneficial ownership of all of the shares beneficially owned by LMS Capital.

(7)	Information based on a Form 4 filed on behalf of Mr. Ferguson on April 1, 2010 and corporate records.

(8)	Voting and dispositive power is shared with Mr. Fontana’s spouse.

(9)	Information based on a Form 4 filed on behalf of Mr. Martin on April 3, 2009 and corporate records.

Shares Owned by Certain Beneficial Holders

This table shows information for each person known by us to beneficially own 5% or more of the outstanding registered shares as of April 23, 2010.

Name and Address of		Percent of
Beneficial Owner	Number of Shares(1)	Outstanding Shares

FMR LLC(2)	54,939,304	7.4%
Edward C. Johnson 3d 82 Devonshire Street Boston, Massachusetts 02109
ClearBridge Advisors, LLC(3)	50,106,539	6.8%
620 8th Avenue New York, New York 10018

(1)	This information is based on information as of December 31, 2009 furnished by each shareholder or contained in filings made by the shareholder with the SEC.

(2)	FMR LLC has sole voting power over 4,331,373 shares, Mr. Johnson does not have sole voting power over any shares, and both owners had sole dispositive power over all shares. The beneficial owners do not have shared voting or dispositive power over any shares.

(3)	The beneficial owner has sole voting power over 41,766,153 shares and sole dispositive power over all shares. The beneficial owner does not have shared voting or dispositive power over any of the shares.

Item 13. Certain Relationships and Related Transactions, and Director Independence

Director Independence

The Board of Directors has affirmatively determined that each person who was a director during the Company’s fiscal year ending December 31, 2009 and each current director and nominee is independent under the current rules of the NYSE and the SEC, other than Dr. Duroc-Danner, who is an employee. As contemplated by NYSE rules, the Board has adopted categorical standards to assist it in making independence determinations, which standards are available on our website at www.weatherford.com, by clicking on “About Weatherford,” then “Corporate Governance,” then “Corporate Governance Policies.” A relationship falls within the categorical standards if it:

•	is a type of relationship addressed in Section 303A.02(b) of the NYSE Listed Company Manual, but under those rules does not preclude a determination of independence; or

•	is in the ordinary course of business and does not exceed 2% of the consolidated gross revenues of the other person for the previous year.

The Board, however, considers and reviews all relationships with each director in making its independence determinations. None of the independent directors and nominees had relationships relevant to an independence determination that were outside the scope of the Board’s categorical standards.

Policies Regarding Related Person Transactions

Our policies regarding transactions between us or any of our affiliates and our directors, executive officers and other employees are set forth in our Corporate Governance Principles and our Code of Business Conduct. These documents are available on our website at www.weatherford.com, by clicking on “About Weatherford,” then “Corporate Governance,” then “Corporate Governance Policies” or “Code of Business Conduct,” as applicable. If an actual or potential conflict of interest arises for any director, the director is required to notify the Board and is not allowed to participate in any discussions or voting on any transaction in which the actual or potential conflict of interest may arise. The Board of Directors approves any transactions with our Chief Executive Officer, and our Chief Executive Officer approves any transactions with any other officer.

Related Person Transactions

In December 2007, we entered into an arms-length transaction with an affiliate of E. Lee Colley, III, our former Senior Vice President and Chief Operating Officer. E. Lee Colley is also the brother of M. David Colley, our Vice President — Artificial Lift Global Business Unit. Under the terms of the transaction, we transferred intellectual property rights relating to the design of certain equipment to an affiliate of E. Lee Colley, and, in exchange, we received $2.6 million in cash and a promissory note for $10.4 million payable over six years and bearing interest at LIBOR plus 3%. In connection with this transfer, we also entered a supply agreement with the purchaser to manufacture and supply us with certain equipment, under which we expect to purchase approximately $10 million of products per year. Mr. M. David Colley was not involved in the negotiation of this transaction and will receive no personal benefit from it.

Item 14. Principal Accounting Fees and Services

Fees Paid to Ernst & Young

The following table presents fees for professional audit services rendered by Ernst & Young LLP for the audit of the Company’s annual financial statements for the years ended December 31, 2009 and 2008, and fees billed for other services rendered by Ernst & Young LLP during those periods. All fees were approved by the Audit Committee pursuant to its pre-approval policy.

	2009	2008

Audit fees(1)	$7,340,000	$6,282,000
Audit-related fees(2)	1,023,000	72,000
Tax fees(3)	476,000	400,000
All other fees(4)	27,000	8,000

Total	$8,866,000	$6,762,000

(1)	Audit fees consist of professional services rendered for the audit of the Company’s annual financial statements, the audit of the effectiveness of the Company’s internal controls over financial reporting and the reviews of the Company’s quarterly financial statements. This category also includes fees for issuance of comfort letters, consents, assistance with and review of documents filed with the SEC, statutory audit fees, work done by tax professionals in connection with the audit and quarterly reviews and accounting consultations and research work necessary to comply with the standards of the Public Company Accounting Oversight Board (United States). Fees are presented in the period to which they relate versus the period in which they were billed.

(2)	Audit-related fees include consultations concerning financial accounting and reporting matters not required by statute or regulation as well as fees for employee benefit plan audits.

(3)	Tax fees consist of non-U.S. tax compliance, planning and U.S./non-U.S. tax-related consultation.

(4)	Other services performed include regulatory compliance services and certain other advisory services and do not include any fees for financial information systems design and implementation.

Audit Committee Pre-approval Policy

The Audit Committee has established a pre-approval policy for all audit services to be provided by an outside audit firm, including the independent auditor, and permissible non-audit services provided by the independent auditor.

There are two types of pre-approval. “General” pre-approval is based on pre-determined types of services and amounts. Under the policy, pre-approved service categories are provided for up to 12 months and must be detailed as to the particular services provided and sufficiently specific and objective so that no judgments by management are required to determine whether a specific service falls within the scope of what has been pre-approved. The Audit Committee reviews a listing of “General” services provided on a quarterly basis. “Specific” pre-approval is required for certain types of services or if a service is expected to exceed the limits set out in the “General” pre-approval. “Specific” pre-approval must be obtained through direct communications with the Audit Committee or the Chairman of the Audit Committee, to whom the Audit Committee has delegated pre-approval authority. The Chairman must report any pre-approved decisions to the Audit Committee at its next scheduled meeting.

Pre-approval is not required for de minimis services that initially were thought to be part of an audit. When an auditor performs a service thought to be part of the audit, which then turns out to be a non-audit service, the pre-approval requirement is waived. However, the Audit Committee must approve the service before the audit is completed. Fees for de minimis services, when aggregated with fees for all such services, cannot exceed 5% of the total fees paid to the auditor during the fiscal year.
PART IV
Item 15. Exhibits and Financial Statement Schedules

(a)   1. - 2.   No financial statements or schedules are filed with this report on Form 10-K/A.

              3.   The exhibits of the Company are listed below under Item 15(b).

(b)   Exhibits:
 Exhibit
Number                    Description

†31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
†31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

†	Filed herewith

SIGNATURES
     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, in the City of Houston, State of Texas, on April 30, 2010.

Weatherford International Ltd.
By:	/s/ Joseph C. Henry
Joseph C. Henry
Vice President and Co-General Counsel Date: April 30, 2010