Form 10-Q
period 2010-03-31
Weatherford International Ltd./Switzerland
filed 2010-05-03
CIK 1453090

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2010
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
As of April 23, 2010, there were 740,659,690 shares of Weatherford registered shares, 1.16 Swiss francs par value per share, outstanding.

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK
ITEM 4. CONTROLS AND PROCEDURES
PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
ITEM 1A. RISK FACTORS
ITEM 2. UNREGISTERED SALES OF EQUITY IN SECURITIES AND USE OF PROCEEDS
ITEM 6. EXHIBITS
SIGNATURES
EX-31.1
EX-31.2
EX-32.1
EX-32.2
EX-101 INSTANCE DOCUMENT
EX-101 SCHEMA DOCUMENT
EX-101 CALCULATION LINKBASE DOCUMENT
EX-101 LABELS LINKBASE DOCUMENT
EX-101 PRESENTATION LINKBASE DOCUMENT

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
WEATHERFORD INTERNATIONAL LTD. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except par value)

	March 31,	December 31,
	2010	2009
	(unaudited)
ASSETS
Current Assets:
Cash and Cash Equivalents	$207,099	$252,519
Accounts Receivable, Net of Allowance for Uncollectible Accounts of $21,847 and $20,466, Respectively	2,655,677	2,504,876
Inventories	2,316,155	2,239,762
Current Deferred Tax Assets	258,790	259,077
Other Current Assets	889,984	884,372

Total Current Assets	6,327,705	6,140,606

Property, Plant and Equipment, Net of Accumulated Depreciation of $3,602,222 and $3,438,248, Respectively	6,883,744	6,991,579
Goodwill	4,141,362	4,156,105
Other Intangible Assets, Net of Accumulated Amortization of $379,789 and $359,052, Respectively	761,716	778,786
Equity Investments	538,621	542,667
Other Assets	304,611	256,440

Total Assets	$18,957,759	$18,866,183

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Short-term Borrowings and Current Portion of Long-term Debt	$991,440	$869,581
Accounts Payable	1,121,175	1,002,359
Other Current Liabilities	840,863	924,948

Total Current Liabilities	2,953,478	2,796,888

Long-term Debt	5,844,610	5,847,258
Other Liabilities	383,547	423,333

Total Liabilities	9,181,635	9,067,479

Shareholders’ Equity:
Shares, CHF 1.16 Par Value, Authorized 1,093,303 Shares, Conditionally Authorized 364,434 Shares, Issued 758,447 Shares at March 31, 2010 and at December 31, 2009	761,077	761,077
Capital in Excess of Par Value	4,640,579	4,642,800
Treasury Shares, Net	(573,847)	(616,048)
Retained Earnings	4,777,092	4,817,101
Accumulated Other Comprehensive Income	94,260	114,742

Weatherford Shareholders’ Equity	9,699,161	9,719,672
Noncontrolling Interests	76,963	79,032

Total Shareholders’ Equity	9,776,124	9,798,704

Total Liabilities and Shareholders’ Equity	$18,957,759	$18,866,183

The accompanying notes are an integral part of these condensed consolidated financial statements.

WEATHERFORD INTERNATIONAL LTD. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(UNAUDITED)
(In thousands, except per share amounts)

	Three Months
	Ended March 31,
	2010	2009
Revenues:
Products	$781,056	$742,900
Services	1,557,192	1,513,241

	2,338,248	2,256,141

Costs and Expenses:
Cost of Products	573,797	569,056
Cost of Services	1,175,523	965,464
Research and Development	48,857	49,021
Selling, General and Administrative Attributable to Segments	336,845	308,744
Corporate General and Administrative	86,315	53,131

Operating Income	116,911	310,725

Other Expense:
Interest Expense, Net	(95,339)	(91,063)
Devaluation of Venezuelan Bolivar	(63,859)	—
Other, Net	(9,218)	(13,539)

Income (Loss) Before Income Taxes	(51,505)	206,123

Benefit (Provision) for Income Taxes	15,531	(32,463)

Net Income (Loss)	(35,974)	173,660

Net Income Attributable to Noncontrolling Interests	(4,035)	(8,858)

Net Income (Loss) Attributable to Weatherford	$(40,009)	$164,802

Earnings (Loss) Per Share Attributable to Weatherford:
Basic	$(0.05)	$0.24
Diluted	$(0.05)	$0.23

Weighted Average Shares Outstanding:
Basic	737,865	698,327
Diluted	737,865	702,636
The accompanying notes are an integral part of these condensed consolidated financial statements.

WEATHERFORD INTERNATIONAL LTD. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(In thousands)

	Three Months
	Ended March 31,
	2010	2009
Cash Flows from Operating Activities:
Net Income (Loss)	$(35,974)	$173,660
Adjustments to Reconcile Net Income to Net Cash Provided by Operating Activities:
Depreciation and Amortization	249,392	201,394
Employee Share-Based Compensation Expense	22,974	26,429
Deferred Income Tax Benefit	(93,623)	(23,594)
Devaluation of Venezuelan Bolivar	63,859	—
Supplemental Executive Retirement Plan	38,021	—
Other, Net	22,456	5,146
Change in Operating Assets and Liabilities, Net of Effect of Businesses Acquired
Accounts Receivable	(219,098)	152,807
Inventories	(98,444)	(147,536)
Accounts Payable	128,522	53,453
Other	(72,554)	(274,201)

Net Cash Provided by Operating Activities	5,531	167,558

Cash Flows from Investing Activities:
Acquisitions of Businesses, Net of Cash Acquired	(46,579)	(7,094)
Capital Expenditures for Property, Plant and Equipment	(231,087)	(583,719)
Acquisition of Intellectual Property	(6,647)	(11,096)
Acquisition of Equity Investments in Unconsolidated Affiliates	—	(26,509)
Proceeds from Sale of Assets and Businesses, Net	87,790	30,616
Other Investing Activities	41,840	—

Net Cash Used by Investing Activities	(154,683)	(597,802)

Cash Flows from Financing Activities:
Borrowings (Repayments) of Short-term Debt, Net	122,746	(873,938)
Borrowings (Repayments) of Long-term Debt, Net	(2,113)	1,231,209
Other Financing Activities, Net	3,227	(3,883)

Net Cash Provided by Financing Activities	123,860	353,388

Effect of Exchange Rate Changes on Cash and Cash Equivalents	(20,128)	174

Net Decrease in Cash and Cash Equivalents	(45,420)	(76,682)
Cash and Cash Equivalents at Beginning of Period	252,519	238,398

Cash and Cash Equivalents at End of Period	$207,099	$161,716

Supplemental Cash Flow Information:
Interest Paid	$139,597	$98,725
Income Taxes Paid, Net of Refunds	90,735	128,632
The accompanying notes are an integral part of these condensed consolidated financial statements.

WEATHERFORD INTERNATIONAL LTD. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(UNAUDITED)
(In thousands)

	Three Months
	Ended March 31,
	2010	2009
Net Income (Loss)	$(35,974)	$173,660
Other Comprehensive Income:
Curtailment of Supplemental Executive Retirement Plan	45,237	—
Amortization of Pension Components	1,513	1,180
Foreign Currency Translation Adjustment	(67,387)	(50,060)
Other	155	151

Comprehensive Income (Loss)	(56,456)	124,931
Comprehensive Income Attributable to Noncontrolling Interests	(4,035)	(8,737)

Comprehensive Income (Loss) Attributable to Weatherford	$(60,491)	$116,194

The accompanying notes are an integral part of these condensed consolidated financial statements.

WEATHERFORD INTERNATIONAL LTD. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
1. General
     The accompanying unaudited condensed consolidated financial statements of Weatherford International Ltd. and all majority-owned subsidiaries (the “Company”) are prepared in accordance with U.S. generally accepted accounting principles and include all adjustments of a normal recurring nature which, in the opinion of management, are necessary to present fairly our Condensed Consolidated Balance Sheet at March 31, 2010, Condensed Consolidated Statements of Income, Condensed Consolidated Statements of Comprehensive Income and Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2010 and 2009. Although we believe the disclosures in these financial statements are adequate to make the interim information presented not misleading, certain information relating to our organization and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles have been condensed or omitted in this Form 10-Q pursuant to U.S. Securities and Exchange Commission (“SEC”) rules and regulations. These financial statements should be read in conjunction with the audited consolidated financial statements for the year ended December 31, 2009 and the related notes included in our Annual Report on Form 10-K. The results of operations for the three months ended March 31, 2010 are not necessarily indicative of the results expected for the full year.
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
     Principles of Consolidation
     The consolidated financial statements include the accounts of Weatherford International Ltd., all majority-owned subsidiaries, all controlled joint ventures and variable interest entities where the Company has determined it is the primary beneficiary. When referring to Weatherford and using phrases such as “we”, “us”, and “our”, the intent is to refer to Weatherford International Ltd. and its subsidiaries as a whole or on a regional basis, depending on the context in which the statements are made.
     Investments in affiliates in which we exercise significant influence over operating and financial policies are accounted for using the equity method. All material intercompany accounts and transactions have been eliminated in consolidation.
2. Business Combinations
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
     In July 2009, we acquired the Oilfield Services Division (“OFS”) of TNK-BP. In this transaction, we acquired drilling, well workover and cementing services operations in West Siberia, East Siberia and the Volga-Urals region. We issued 24.3 million shares valued at approximately $450 million. In addition, if TNK-BP sells the shares it received in consideration for the transaction for a price less than $18.50 per share prior to June 29, 2010, we are obligated to pay TNK-BP additional consideration in an amount equal to the difference between the price at which the shares were sold and $18.50. We will pay any additional consideration in cash or, at our option in certain instances, in additional shares following such date. We made a preliminary allocation of the purchase price as of the

WEATHERFORD INTERNATIONAL LTD. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
date of the acquisition. We will continue to adjust the allocations until final valuation of the assets and liabilities are completed.
     Accounting guidance for business combinations requires contingent consideration to be recognized at its acquisition date fair value. Based on the terms of the arrangement, we classified the contingent consideration as a liability. Such liabilities are required to be remeasured to fair value at each reporting date until the contingency is resolved, with changes in fair value being recognized in earnings. We estimated the fair value of the contingent consideration for the OFS acquisition at the date of acquisition to be a liability of $84 million and $63 million at December 31, 2009. This liability was estimated to have a fair value of $71 million at March 31, 2010, resulting in the recognition of an $8 million loss during 2010. This loss was recorded in the Selling, General and Administrative Attributable to Segments line in the Consolidated Statements of Income. The valuation of the contingent consideration was determined using a lattice-based model incorporating the term of the contingency, the price of our shares over the relevant periods and the volatility of our stock price.
     In November 2008, we acquired a group of affiliated companies in Latin America, which provide project management services, drilling fluids, contract drilling and environmental services in that region. Consideration for the transaction totaled approximately $160 million, which was comprised of approximately six million shares valued at approximately $65 million, non-cash consideration of approximately $75 million and cash of approximately $20 million. Additional consideration of up to $65 million in cash or the issuance of shares of equivalent value, at our option, is contingent on the occurrence of future events and circumstances. We will record this contingent consideration when and if these events occur.
     During the three months ended March 31, 2010, we paid $45 million to TNK-BP related to working capital adjustments in connection with the OFS acquisition. In addition, we paid cash consideration of $2 million and approximately 1.8 million common shares valued at $28 million for other acquisitions.
3. Inventories
     The components of inventory were as follows:

	March 31,	December 31,
	2010	2009
	(In thousands)
Raw materials, components and supplies	$337,061	$328,253
Work in process	117,082	115,564
Finished goods	1,862,012	1,795,945

	$2,316,155	$2,239,762

     Work in process and finished goods inventories include the cost of materials, labor and plant overhead.
4. Goodwill
     Goodwill is evaluated for impairment on at least an annual basis. We perform our annual goodwill impairment test as of October 1. Our 2009 impairment tests indicated goodwill was not impaired. We will continue to test our goodwill annually as of October 1 unless events occur or circumstances change between annual tests that would more likely than not reduce the fair value of a reporting unit below its carrying amount.

WEATHERFORD INTERNATIONAL LTD. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
     The changes in the carrying amount of goodwill for the three months ended March 31, 2010 were as follows:

		Middle East/	Europe/
	North	North Africa/	West Africa/	Latin
	America	Asia	FSU	America	Total
	(In thousands)
As of December 31, 2009	$2,097,549	$698,896	$1,045,577	$314,083	$4,156,105
Acquisitions	3,463	—	—	—	3,463
Disposals	—	—	—	—	—
Purchase price and other adjustments	(3,482)	(643)	(1,093)	(906)	(6,124)
Foreign currency translation	16,299	1,541	(27,803)	(2,119)	(12,082)

As of March 31, 2010	$2,113,829	$699,794	$1,016,681	$311,058	$4,141,362

5. Short-term Borrowings and Current Portion of Long-term Debt
     The components of short-term borrowings were as follows:

	March 31,	December 31,
	2010	2009
	(In thousands)
Revolving credit facilities	$943,000	$798,500
Commercial paper program	—	—
Other short-term bank loans	30,849	53,007

Total short-term borrowings	973,849	851,507
Current portion of long-term debt	17,591	18,074

Short-term borrowings and current portion of long-term debt	$991,440	$869,581

     We maintain various revolving credit facilities with syndicates of banks that can be used for a combination of borrowings, support for our commercial paper program and issuances of letters of credit. At March 31, 2010, these facilities allow for an aggregate availability of $1.8 billion and mature in May 2011. The weighted average interest rate on outstanding borrowings of these facilities at March 31, 2010 was 1.0%. There were $75 million in outstanding letters of credit under these facilities at March 31, 2010.
     These borrowing facilities require us to maintain a debt-to-capitalization ratio of less than 60% and contain other covenants and representations customary for an investment-grade commercial credit. We are in compliance with these covenants at March 31, 2010.
     We have a $1.5 billion commercial paper program under which we may from time to time issue short-term unsecured notes. The commercial paper program is supported by our revolving credit facilities. There was no commercial paper outstanding at March 31, 2010.
     We have short-term borrowings with various domestic and international institutions pursuant to uncommitted facilities. At March 31, 2010, we had $31 million in short-term borrowings under these arrangements with a weighted average interest rate of 1.4%. In addition, we had $276 million of letters of credit and bid and performance bonds under these uncommitted facilities. The carrying value of our short-term borrowings approximates their fair value as of March 31, 2010.

WEATHERFORD INTERNATIONAL LTD. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
6. Fair Value of Financial Instruments
     Financial Instruments Measured and Recognized at Fair Value
     The accounting guidance for fair value measurements establishes a valuation hierarchy for disclosure of the inputs to the valuations used to measure fair value. This hierarchy prioritizes the inputs into three broad levels as follows. Level 1 inputs are quoted prices (unadjusted) in active markets for identical assets or liabilities. Level 2 inputs are quoted prices for similar assets and liabilities in active markets or inputs that are observable for the asset or liability, either directly or indirectly through market corroboration, for substantially the full term of the financial instrument. Level 3 inputs are unobservable inputs based upon our own assumptions used to measure assets and liabilities at fair value. A financial asset or liability’s classification within the hierarchy is determined based on the lowest level of input that is significant to the fair value measurement.
     The following table presents our non-derivative assets and liabilities that are measured and recognized at fair value on a recurring basis classified under the appropriate level of the fair value hierarchy as of March 31, 2010 and December 31, 2009:

	March 31, 2010
	Level 1	Level 2	Level 3	Total
	(In thousands)
Other Assets:
Other investments	$—	$—	$—	$—
Other Current Liabilities:
Contingent consideration on acquisition (See Note 2)	—	—	70,573	70,573

	December 31, 2009
	Level 1	Level 2	Level 3	Total
	(In thousands)
Other Assets:
Other investments	$—	$40,822	$—	$40,822
Other Current Liabilities:
Contingent consideration on acquisition (See Note 2)	—	—	62,763	62,763
     During the first quarter of 2010, we received proceeds of approximately $42 million from the redemption of our other investments recorded at fair value at December 31, 2009. The proceeds are included in investing activities in the Condensed Consolidated Statement of Cash Flows for the period ended March 31, 2010.
     The following table provides a summary of changes in fair value of our Level 3 financial liability for the three months ended March 31, 2010:

Three Months
Ended March 31,
2010
(In thousands)
Balance at beginning of period	$62,763
Contingent consideration on acquisition (See Note 2)	—
Unrealized loss on contingent consideration on acquisition included in earnings	7,810

Balance at end of period	$70,573

     The $8 million loss recorded during the first quarter of 2010 is included in the Selling, General and Administrative Attributable to Segments line in the Consolidated Statements of Income.

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
     The fair value and carrying value of our long-term debt is as follows:

	March 31,	December 31,
	2010	2009
	(In thousands)
Fair value	$6,392,261	$6,285,129
Carrying value	5,844,610	5,847,258
7. Derivative Instruments
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
     Interest Rate Swaps
     We use interest rate swaps to help mitigate exposures related to interest rate movements. Amounts received upon termination of the swaps accounted for as fair value hedges represent the fair value of the agreements at the time of termination and are recorded as an adjustment to the carrying value of the related debt. These amounts are being amortized as a reduction to interest expense over the remaining term of the debt. We have no interest rate swaps outstanding at March 31, 2010. As of March 31, 2010, we had net unamortized gains of $67 million, associated with interest rate swap terminations.
     Cash Flow Hedges
     In 2008, we entered into interest rate derivative instruments to hedge projected exposures to interest rates in anticipation of a debt offering. Those hedges were terminated at the time of the issuance of the debt, and the loss on these hedges is being amortized from Accumulated Other Comprehensive Income to interest expense over the remaining term of the debt. As of March 31, 2010, we had net unamortized losses of $13 million associated with our cash flow hedge terminations.

WEATHERFORD INTERNATIONAL LTD. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
     Other Derivative Instruments
     As of March 31, 2010, we had several foreign currency forward and option contracts with notional amounts aggregating to $620 million, which were entered into to hedge exposure to currency fluctuations in various foreign currencies, including, but not limited to, the British pound sterling, the Canadian dollar, the euro and the Norwegian krone. The total estimated fair value of these contracts at March 31, 2010 resulted in a net liability of approximately $8 million. These derivative instruments were not designated as hedges and the changes in fair value of the contracts are recorded each period in Other, Net in the accompanying Condensed Consolidated Statements of Income.
     We have cross-currency swaps between the U.S. dollar and Canadian dollar to hedge certain exposures to the Canadian dollar. At March 31, 2010, we had notional amounts outstanding of $335 million. The total estimated fair value of these contracts at March 31, 2010 resulted in a liability of $33 million. These derivative instruments were not designated as hedges and the changes in fair value of the contracts are recorded each period in Other, Net in the accompanying Condensed Consolidated Statements of Income.
     The fair values of outstanding derivative instruments are summarized as follows:

	March 31,	December 31,
	2010	2009	Classifications
	(In thousands)
Derivative assets not designated as hedges:
Foreign exchange contracts	7,778	$9,831	Other Current Assets
Derivative liabilities not designated as hedges:
Foreign exchange contracts	15,872	18,939	Other Current Liabilities
Cross-currency swap contracts	33,293	26,170	Other Liabilities
8. Income Taxes
     Our effective tax rate was a benefit of 30.2% and a provision of 15.7% for the three months ended March 31, 2010 and 2009, respectively. The change in the effective tax rate is primarily due to the tax benefit related to the devaluation of the Venezuelan Bolivar, which was partially offset by curtailment expense on our supplemental executive retirement plan (“SERP”) that had no related tax benefit and changes in our geographic earnings mix.

WEATHERFORD INTERNATIONAL LTD. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
9. Shareholders’ Equity
     The following summarizes our shareholders’ equity activity for the period presented:

			Noncontrolling
	Total	Company	Interests in
	Shareholders’	Shareholders’	Consolidated
	Equity	Equity	Subsidiaries
	(In thousands)
Balance at December 31, 2009	$9,798,704	$9,719,672	$79,032
Comprehensive Income:
Net Income (Loss)	(35,974)	(40,009)	4,035
Curtailment of Supplemental Executive Retirement Plan	45,237	45,237	—
Amortization of Pension Components	1,513	1,513	—
Foreign Currency Translation Adjustments	(67,387)	(67,387)	—
Other	155	155	—

Comprehensive Income (Loss)	(56,456)	(60,491)	4,035
Transactions with Shareholders	39,980	39,980	—
Dividends paid to Noncontrolling Interests	(6,442)	—	(6,442)
Other	338	—	338

Balance at March 31, 2010	$9,776,124	$9,699,161	$76,963

10. Earnings Per Share
     Basic earnings per share for all periods presented equals net income divided by the weighted average number of our shares outstanding during the period. Diluted earnings per share is computed by dividing net income by the weighted average number of our shares outstanding during the period, adjusted for the dilutive effect of our stock option and restricted share plans and our outstanding warrants. Our diluted earnings per share calculation excludes three million potential shares for the three months ended March 31, 2010 and 19 million potential shares for the three months ended March 31, 2009, due to their antidilutive effect. Our diluted earnings per share calculation for the three months ended March 31, 2010 also excludes 10 million potential shares that would have been included if we had net income for that period, but are excluded as we had a net loss and their inclusion would have been anti-dilutive.
     The following reconciles basic and diluted weighted average of shares outstanding:

	Three Months
	Ended March 31,
	2010	2009
	(In thousands)
Basic weighted average shares outstanding	737,865	698,327
Dilutive effect of:
Warrants	—	—
Stock options and restricted shares	—	4,309

Diluted weighted average shares outstanding	737,865	702,636

WEATHERFORD INTERNATIONAL LTD. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
11. Share-Based Compensation
     In March 2010, our compensation committee of our board of directors authorized the award of performance units to officers under our 2006 Omnibus Incentive Plan. Subsequently, we issued 707,000 performance units, which will vest ratably over a three-year period assuming continued employment of the officer and if the Company meets certain market-based performance goals. The performance units were valued at $13.19 based on the Monte Carlo simulation method.
     We recognized the following employee share-based compensation expense during the three months ended March 31, 2010 and 2009:

	Three Months
	Ended March 31,
	2010	2009
	(In thousands)
Share-based compensation	$22,974	$26,429
Related tax benefit	8,041	9,250
     During the three months ended March 31, 2010, we granted one million restricted share awards and units at a weighted average grant date fair value of $14.49 per share.
     As of March 31, 2010, there was $216 million of total unrecognized compensation cost related to our unvested stock options, restricted share grants, and units. This cost is expected to be recognized over a weighted average period of 2 years.
12. Retirement and Employee Benefit Plans
     We have defined benefit pension and other post-retirement benefit plans covering certain employees. The components of net periodic benefit cost for the three months ended March 31, 2010 and 2009 were as follows:

	Three Months Ended March 31,
	2010		2009
	United		United
	States	International	States	International
	(In thousands)
Service cost	$951	$1,528	$875	$1,604
Interest cost	1,937	1,830	1,706	1,596
Expected return on plan assets	(149)	(1,201)	(165)	(954)
Amortization of transition obligation	—	—	—	(1)
Amortization of prior service cost (credit)	1,512	(13)	458	(11)
Amortization of loss	772	42	1,025	228
Curtailment/settlement loss	34,958	—	—	—

Net periodic benefit cost	$39,981	$2,186	$3,899	$2,462

     The net curtailment loss shown above primarily represents the accelerated recognition of prior service costs associated with the amendment of our SERP which was effective as of March 31, 2010 and resulted in the freezing of the benefits under this plan.

WEATHERFORD INTERNATIONAL LTD. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
     The freezing of the SERP may constitute “good reason” for five of our executive officers to terminate their employment under their employment agreements, if they choose to do so, which would entitle these officers to certain termination benefits. Our CEO entered into a new employment agreement effectively waiving his right to assert “good reason” due to the freezing of the SERP. However, one of our operational vice presidents, David Colley, has notified the Company of his intention to terminate his employment for “good reason,” and we expect to record a charge of approximately $4 million in connection with his termination and pay out total cash consideration of approximately $7 million, both during 2010. The amount recorded related to the curtailment of the SERP for the three months ended March 31, 2010 does not include any accrual for any executive’s potential termination for “good reason.” If the remaining three executives were to terminate their employment for “good reason”, we would anticipate recording an expense of approximately $25 million and make total cash consideration payments of approximately $41 million.
     We previously disclosed in our financial statements for the year ended December 31, 2009, that we expected to contribute approximately $7 million to our pension and other postretirement benefit plans during 2010. As of March 31, 2010, we have contributed approximately $2 million to these plans and anticipate total annual contributions to approximate original estimates previously disclosed and pay out total cash consideration of approximately $7 million, both during 2010.
13. Segment Information
     Financial information by segment is summarized below. Revenues are attributable to countries based on the ultimate destination of the sale of products or performance of services.

	Three Months Ended March 31, 2010
	Net	Income	Depreciation
	Operating	from	and
	Revenues	Operations	Amortization
	(In thousands)
North America	$890,544	$112,327	$80,660
Middle East/North Africa/Asia	564,979	82,796	72,290
Europe/West Africa/FSU	454,701	30,718	48,958
Latin America	428,024	31,079	42,479

	2,338,248	256,920	244,387
Corporate and Research and Development	—	(95,977)	5,005
Other (a)	—	(44,032)	—

Total	$2,338,248	$116,911	$249,392

	Three Months Ended March 31, 2009
	Net	Income	Depreciation
	Operating	from	and
	Revenues	Operations	Amortization
	(In thousands)
North America	$837,353	$123,036	$75,098
Middle East/North Africa/Asia	581,946	134,026	57,634
Europe/West Africa/FSU	368,843	74,943	34,678
Latin America	467,999	92,217	30,442

	2,256,141	424,222	197,852
Corporate and Research and Development	—	(88,620)	3,542
Other (b)	—	(24,877)	—

Total	$2,256,141	$310,725	$201,394

(a)	The three months ended March 31, 2010 includes $2 million for costs incurred in connection with on-going investigations by the U.S. government, $9 million for severance and facility closure costs associated with

WEATHERFORD INTERNATIONAL LTD. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

reorganization activities and a $38 million charge related to our SERP which was frozen on March 31, 2010. These changes were offset by a $5 million benefit related to the reversal of prior cost accruals for our exit from certain sanctioned countries.

(b)	The three months ended March 31, 2009 includes $12 million for severance charges associated with reorganization activities and $13 million in costs incurred in connection with on-going investigations by the U.S. government.
14. Disputes, Litigation and Contingencies
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

WEATHERFORD INTERNATIONAL LTD. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
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
     During the three months ended March 31, 2010 and 2009, we incurred $2 million and $13 million, respectively, in connection with these on-going investigations.
     Other Litigation and Disputes
     We are aware of various disputes and potential claims and are a party in various litigation involving claims against us, some of which are covered by insurance. For claims, disputes and pending litigation in which we believe a negative outcome is probable and a loss can be reasonably estimated, we have recorded a liability for the expected loss. These liabilities are immaterial to our financial condition and results of operations. In addition we have certain claims, disputes and pending litigation in which we do not believe a negative outcome is probable. If one or more negative outcomes were to occur, the impact to our financial condition could be as high as $180 million.
     Our former Senior Vice President and General Counsel (the “Executive”) left the Company in June 2009. The Executive had employment agreements with us that terminated on his departure. There is currently a dispute between the Executive and us as to the amount of compensation we are obligated to pay under these employment agreements based on the Executive’s separation. This dispute has not resulted in a lawsuit being filed. It is our belief that an unfavorable outcome regarding this dispute is not probable, and as such, we have not accrued for $9 million of the Executive’s claimed severance and other benefits.
15. New Accounting Pronouncements
     In October 2009, the FASB issued an update to existing guidance on revenue recognition for arrangements with multiple deliverables. This update will allow companies to allocate consideration received for qualified separate deliverables using estimated selling price for both delivered and undelivered items when vendor-specific objective evidence or third-party evidence is unavailable. Additional disclosures discussing the nature of multiple element arrangements, the types of deliverables under the arrangements, the general timing of their delivery, and significant factors and estimates used to determine estimated selling prices are required. We will adopt this update for new revenue arrangements entered into or materially modified beginning January 1, 2011. We do not expect the provisions of this update to have a material impact on our condensed consolidated financial statements.
16. Condensed Consolidating Financial Statements
     A Swiss corporation named Weatherford International Ltd. is the ultimate parent of the Weatherford group (“Parent”). The Parent guarantees the obligations of Weatherford International Ltd. incorporated in Bermuda (“Weatherford Bermuda”) and Weatherford International, Inc. incorporated in Delaware (“Weatherford Delaware”) noted below.
     The following obligations of Weatherford Delaware were guaranteed by Weatherford Bermuda at March 31, 2010 and December 31, 2009: (i) the 6.625% Senior Notes, (ii) the 5.95% Senior Notes, (iii) the 6.35% Senior Notes and (iv) the 6.80% Senior Notes.
     The following obligations of Weatherford Bermuda were guaranteed by Weatherford Delaware at March 31, 2010 and December 31, 2009: (i) the revolving credit facilities, (ii) the 4.95% Senior Notes, (iii) the 5.50% Senior

WEATHERFORD INTERNATIONAL LTD. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
Notes, (iv) the 6.50% Senior Notes, (v) the 5.15% Senior Notes, (vi) the 6.00% Senior Notes, (vii) the 7.00% Senior Notes (viii) the 9.625% Senior Notes, (ix) the 9.875% Senior Notes and (x) issuances of notes under the commercial paper program.
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

WEATHERFORD INTERNATIONAL LTD. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
Condensed Consolidating Balance Sheet
March 31, 2010
(unaudited)
(In thousands)

				Other
	Parent	Bermuda	Delaware	Subsidiaries	Eliminations	Consolidation
ASSETS
Current Assets:
Cash and Cash Equivalents	$1,462	$24	$51	$205,562	$—	$207,099
Other Current Assets	3,923	10,276	101,799	6,004,608	—	6,120,606

Total Current Assets	5,385	10,300	101,850	6,210,170	—	6,327,705

Equity Investments in Affiliates	8,591,895	15,179,580	6,820,587	12,092,067	(42,684,129)	—
Shares Held in Parent	—	—	105,372	468,800	(574,172)	—
Intercompany Receivables, Net	—	1,872,468	978,812	—	(2,851,280)	—
Other Assets	9,271	27,296	185,889	12,407,598	—	12,630,054

Total Assets	$8,606,551	$17,089,644	$8,192,510	$31,178,635	$(46,109,581)	$18,957,759

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current Liabilities:
Short-term Borrowings and Current Portion of Long-term Debt	$—	$576,103	$1,897	$413,440	$—	$991,440
Accounts Payable and Other Current Liabilities	10,140	44,560	139,352	1,767,986	—	1,962,038

Total Current Liabilities	10,140	620,663	141,249	2,181,426	—	2,953,478

Long-term Debt	—	3,987,773	1,847,871	8,966	—	5,844,610
Intercompany Payables, Net	95,749	—	—	2,755,531	(2,851,280)	—
Other Long-term Liabilities	6,216	99,704	2,264	275,363	—	383,547

Total Liabilities	112,105	4,708,140	1,991,384	5,221,286	(2,851,280)	9,181,635

Weatherford Shareholders’ Equity	8,494,446	12,381,504	6,201,126	25,880,386	(43,258,301)	9,699,161
Noncontrolling Interests	—	—	—	76,963	—	76,963

Total Liabilities and Shareholders’ Equity	$8,606,551	$17,089,644	$8,192,510	$31,178,635	$(46,109,581)	$18,957,759

WEATHERFORD INTERNATIONAL LTD. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
Condensed Consolidating Balance Sheet
December 31, 2009
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

`

WEATHERFORD INTERNATIONAL LTD. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
Condensed Consolidating Statements of Income
Three Months Ended March 31, 2010
(unaudited)
(In thousands)

				Other
	Parent	Bermuda	Delaware	Subsidiaries	Eliminations	Consolidation
Revenues	$—	$—	$—	$2,338,248	$—	$2,338,248
Costs and Expenses	(15,250)	(39,357)	(607)	(2,166,123)	—	(2,221,337)

Operating Income (Loss)	(15,250)	(39,357)	(607)	172,125	—	116,911

Other Income (Expense):
Interest Income (Expense), Net	(947)	(64,200)	(28,848)	(1,344)	—	(95,339)
Devaluation of Venezuelan Bolivar	—	—	—	(63,859)	—	(63,859)
Intercompany Charges, Net	(300)	716	(43,553)	43,137	—	—
Equity in Subsidiary Income (Loss)	(23,470)	17,959	66,011	—	(60,500)	—
Other, Net	(42)	61,412	(191)	(70,397)	—	(9,218)

Income (Loss) from Before Income Taxes	(40,009)	(23,470)	(7,188)	79,662	(60,500)	(51,505)
Provision for Income Taxes	—	—	25,147	(9,616)	—	15,531

Net Income (Loss)	(40,009)	(23,470)	17,959	70,046	(60,500)	(35,974)
Noncontrolling Interests	—	—	—	(4,035)	—	(4,035)

Net Income Attributable to Weatherford	$(40,009)	$(23,470)	$17,959	$66,011	$(60,500)	$(40,009)

Condensed Consolidating Statements of Income
Three Months Ended March 31, 2009
(unaudited)
(In thousands)

				Other
	Parent	Bermuda	Delaware	Subsidiaries	Eliminations	Consolidation
Revenues	$—	$—	$—	$2,256,141	$—	$2,256,141
Costs and Expenses	(34)	(6,508)	(344)	(1,938,530)	—	(1,945,416)

Operating Income (Loss)	(34)	(6,508)	(344)	317,611	—	310,725

Other Income (Expense):
Interest Income (Expense), Net	—	(64,052)	(28,432)	1,421	—	(91,063)
Intercompany Charges, Net	—	71,124	—	(71,124)	—	—
Equity in Subsidiary Income	164,836	166,556	176,793	—	(508,185)	—
Other, Net	—	(2,284)	(287)	(10,968)	—	(13,539)

Income (Loss) from Before Income Taxes	164,802	164,836	147,730	236,940	(508,185)	206,123
Provision for Income Taxes	—	—	18,826	(51,289)	—	(32,463)

Net Income (Loss)	164,802	164,836	166,556	185,651	(508,185)	173,660
Noncontrolling Interests	—	—	—	(8,858)	—	(8,858)

Net Income Attributable to Weatherford	$164,802	$164,836	$166,556	$176,793	$(508,185)	$164,802

WEATHERFORD INTERNATIONAL LTD. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
Condensed Consolidating Statement of Cash Flows
Three Months Ended March 31, 2010
(unaudited)
(In thousands)

				Other
	Parent	Bermuda	Delaware	Subsidiaries	Eliminations	Consolidation
Cash Flows from Operating Activities:
Net Income (Loss)	$(40,009)	$(23,470)	$17,959	$70,046	$(60,500)	$(35,974)
Adjustments to Reconcile Net Income (Loss) to Net Cash Provided (Used) by Operating Activities:
Charges from Parent or Subsidiary	300	(716)	43,553	(43,137)	—	—
Equity in (Earnings) Loss of Affiliates	23,470	(17,959)	(66,011)	—	60,500	—
Deferred Income Tax (Benefit)	—	—	(25,147)	(68,476)	—	(93,623)
Other Adjustments	(31,562)	(55,183)	52,692	169,181	—	135,128

Net Cash Provided (Used) by Operating Activities	(47,801)	(97,328)	23,046	127,614	—	5,531

Cash Flows from Investing Activities:
Acquisitions of Businesses, Net of Cash Acquired	—	—	—	(46,579)	—	(46,579)
Capital Expenditures for Property, Plant and Equipment	—	—	—	(231,087)	—	(231,087)
Acquisition of Intellectual Property	—	—	—	(6,647)	—	(6,647)
Proceeds from Sale of Assets and Businesses, Net	—	—	—	87,790	—	87,790
Capital Contribution to Subsidiary	—	(873)	(10)	—	883	—
Other Investing Activities	—	—	—	41,840	—	41,840

Net Cash Provided (Used) by Investing Activities	—	(873)	(10)	(154,683)	883	(154,683)

Cash Flows from Financing Activities:
Borrowings of (Repayments on) Short-term Debt, Net	—	223,730	29	(101,013)	—	122,746
Repayments on Long-term Debt, Net	—	—	—	(2,113)	—	(2,113)
Borrowings (Repayments) Between Subsidiaries, Net	49,161	(125,552)	(26,662)	103,053	—	—
Proceeds from Capital Contribution	—	—	—	883	(883)	—
Other, Net	—	—	3,227	—	—	3,227

Net Cash Provided (Used) by Financing Activities	49,161	98,178	(23,406)	810	(883)	123,860

Effect of Exchange Rate on Cash and Cash Equivalents	—	—	—	(20,128)	—	(20,128)

Net Increase (Decrease) in Cash and Cash Equivalents	1,360	(23)	(370)	(46,387)	—	(45,420)
Cash and Cash Equivalents at Beginning of Year	102	47	421	251,949	—	252,519

Cash and Cash Equivalents at End of Year	$1,462	$24	$51	$205,562	$—	$207,099

WEATHERFORD INTERNATIONAL LTD. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
Condensed Consolidating Statement of Cash Flows
Three Months Ended March 31, 2009
(unaudited)
(In thousands)

				Other
	Parent	Bermuda	Delaware	Subsidiaries	Eliminations	Consolidation
Cash Flows from Operating Activities:
Net Income (Loss)	$164,802	$164,836	$166,556	$185,651	$(508,185)	$173,660
Adjustments to Reconcile Net Income (Loss) to Net Cash Provided (Used) by Operating Activities:
Charges from Parent or Subsidiary	—	(71,124)	—	71,124	—	—
Equity in (Earnings) Loss of Affiliates	(164,836)	(166,556)	(176,793)	—	508,185	—
Deferred Income Tax Provision (Benefit)	—	—	8,986	(32,580)	—	(23,594)
Other Adjustments	34	(25,302)	109,523	(66,763)	—	17,492

Net Cash Provided (Used) by Operating Activities	—	(98,146)	108,272	157,432	—	167,558

Cash Flows from Investing Activities:
Acquisitions of Businesses, Net of Cash Acquired	—	—	—	(7,094)	—	(7,094)
Capital Expenditures for Property, Plant and Equipment	—	—	—	(583,719)	—	(583,719)
Acquisition of Intellectual Property	—	—	—	(11,096)	—	(11,096)
Purchase of Equity Investment in Unconsolidated Affiliate	—	—	—	(26,509)	—	(26,509)
Proceeds from Sale of Assets and Businesses, Net	—	—	—	30,616	—	30,616
Capital Contribution to Subsidiary	—	(331,584)	(39)	—	331,623	—

Net Cash Provided (Used) by Investing Activities	—	(331,584)	(39)	(597,802)	331,623	(597,802)

Cash Flows from Financing Activities:
Borrowings of (Repayments on) Short-term Debt, Net	—	(554,898)	27	(319,067)	—	(873,938)
Borrowings of (Repayments on) Long-term Debt, Net	—	1,233,301	—	(2,092)	—	1,231,209
Borrowings (Repayments) Between Subsidiaries, Net	—	(248,671)	(104,301)	352,972	—	—
Proceeds from Capital Contribution	—	—	—	331,623	(331,623)	—
Other, Net	—	—	(3,883)	—	—	(3,883)

Net Cash Provided (Used) by Financing Activities	—	429,732	(108,157)	363,436	(331,623)	353,388

Effect of Exchange Rate on Cash and Cash Equivalents	—	—	—	174	—	174

Net Increase (Decrease) in Cash and Cash Equivalents	—	2	76	(76,760)	—	(76,682)
Cash and Cash Equivalents at Beginning of Year	102	24	50	238,222	—	238,398

Cash and Cash Equivalents at End of Year	$102	$26	$126	$161,462	$—	$161,716

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
     Our Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) begins with an executive level overview, which provides a general description of our company today, a synopsis of industry market trends, insight into management’s perspective of the opportunities and challenges we face and our outlook for 2010. Next, we analyze the results of our operations for the three months ended March 31, 2010 and 2009, including the trends in our overall business. Then we review our liquidity and capital resources. We conclude with a discussion of our critical accounting policies and estimates and a summary of recently issued accounting pronouncements. When using phrases such as “Company,” “we,” “us” and “our” the intent is to refer to Weatherford International Ltd.
Overview
     General
     The following discussion should be read in conjunction with our financial statements included with this report and our financial statements and related MD&A for the year ended December 31, 2009 included in our Annual Report on Form 10-K. Our discussion includes various forward-looking statements about our markets, the demand for our products and services and our future results. These statements are based on certain assumptions we consider reasonable. For information about these assumptions, you should refer to the section entitled “Forward-Looking Statements.”
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
     The following chart sets forth certain statistics that reflect historical market conditions:

		Henry Hub	North American	International
	WTI Oil (1)	Gas (2)	Rig Count (3)	Rig Count (3)
March 31, 2010	$83.76	$3.87	1,767	1,164
December 31, 2009	79.36	5.57	1,485	1,113
March 31, 2009	49.90	3.78	1,301	1,104

(1)	Price per barrel as of March 31 and December 31 — Source: Thomson Reuters

(2)	Price per MM/BTU as of March 31 and December 31 — Source: Thomson Reuters

(3)	Average rig count for the applicable month — Source: Baker Hughes Rig Count and other third-party data
     Oil prices increased during the first three months of 2010, ranging from a low of $71.19 per barrel in early February to a high of $83.76 per barrel at the end of March. Natural gas prices decreased during the first quarter of 2010 and ranged from a high of $6.01 MM/BTU in early January to a low of $3.84 MM/BTU near the end of March. Factors influencing oil and natural gas prices during the period include hydrocarbon inventory levels, realized and expected economic growth, realized and expected levels of hydrocarbon demand, levels of spare production capacity within the Organization of Petroleum Exporting Countries (“OPEC”), weather and geopolitical uncertainty.

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
     The near-term outlook is more difficult to assess. Climate, natural gas storage levels and commodity prices, as well as expectations for the U.S. economy, will dictate the level of oilfield service activity in North America. The prognosis for North America in 2010 is favorable, but limited in scope and scale by the relative elasticity of the gas supply curve. We are currently anticipating that North America will experience an increase in volume during 2010 as compared to 2009 levels but that activity will be relatively flat as compared to first quarter levels, excluding the seasonal impact of spring break-up during the second quarter in Canada.
     While it is difficult to predict exact growth rates given the current fluid economic conditions and volatility, we expect our total international businesses to grow 20% in 2010 as compared to 2009. The Eastern Hemisphere is anticipated to contribute all of the year-over-year increase in revenues. We anticipate Latin America to decline year-over-year, but with sequential margin recovery through the year. This anticipated year-over-year decline is due to the decline in project activity in Mexico and a poor prognosis in the Venezuelan economy. This decline is expected to be partially offset by year-over-year growth in Brazil, Colombia, Ecuador, Argentina and Peru.
     Overall, the level of improvements for our businesses for 2010 will continue to depend heavily on volume increases and our ability to further penetrate existing markets with our younger technologies as well as to successfully introduce these technologies to new markets. In addition, our ability to continue to grow our business aggressively will rely on our continued demonstration of a high level of operational efficacy for our clients on project management opportunities. The recruitment, training and retention of personnel will also be a critical factor in growing our businesses. The continued strength of the industry will be highly dependent on many external factors, such as world economic and political conditions, member country quota compliance within OPEC and weather conditions, including the factors described above under “—Forward-Looking Statements”.

     Results of Operations
     The following charts contain selected financial data comparing our consolidated and segment results from operations for the three months ended March 31, 2010 and 2009.

	Three Months
	Ended March 31,
	2010	2009
	(In thousands, except percentages
	and per share data)
Revenues:
North America	$890,544	$837,353
Middle East/North Africa/Asia	564,979	581,946
Europe/West Africa/FSU	454,701	368,843
Latin America	428,024	467,999

	2,338,248	2,256,141

Operating Income:
North America	112,327	123,036
Middle East/North Africa/Asia	82,796	134,026
Europe/West Africa/FSU	30,718	74,943
Latin America	31,079	92,217
Research and Development	(48,857)	(49,021)
Corporate	(47,120)	(39,599)
Exit and Restructuring	(44,032)	(24,877)

	116,911	310,725

Interest Expense, Net	(95,339)	(91,063)

Devaluation of Venezuelan Bolivar	(63,859)	—

Other, Net	(9,218)	(13,539)

Effective Tax Rate	30.2%	15.7%

Net Income (Loss) per Diluted Share	$(0.05)	$0.23

Depreciation and Amortization	249,392	201,394

     Revenues
     The following chart contains consolidated revenues by product line for the three months ended March 31, 2010 and 2009:

	Three Months
	Ended March 31,
	2010	2009
Well Construction	17%	15%
Drilling Services	16	17
Artificial Lift Systems	15	16
Integrated Drilling	13	10
Stimulation & Chemicals Services	9	7
Drilling Tools	8	9
Completion Systems	7	11
Wireline	7	6
Re-entry & Fishing	6	7
Pipeline & Specialty Services	2	2

	100%	100%

     Consolidated revenues increased $82 million, or 4%, in the first quarter of 2010 as compared to the first quarter of 2009. This increase in revenues was against a 6% increase in average worldwide rig count. The majority of our year-over-year revenue growth was derived from North America, where revenue increased $53 million, or 6% in the current quarter as compared to the same quarter of the prior year. International revenues increased $29 million, or 2%, in the first quarter of 2010 as compared to the first quarter of 2009. Our Integrated Drilling product line was the strongest contributor to the year-over-year increase.
     Operating Income
     Consolidated operating income decreased $194 million, or 62%, in the first quarter of 2010 as compared to the first quarter of 2009. Our operating segments accounted for $167 million of the decrease during the current quarter as compared to the same quarter of the prior year while corporate expenditures were $8 million higher over the same period. The increase in corporate expenses was primarily attributable to higher costs associated with business process optimization initiatives that should be ongoing over the next two years and professional fees. We also augmented our compliance infrastructure with increased staff and more rigorous policies, procedures and training of our employees regarding compliance with applicable anti-corruption laws, trade sanction laws and import/export laws. In addition, current quarter results include $44 million in exit and restructuring charges, which is $19 million higher as compared to the first quarter of 2009.
     Exit and restructuring charges for the three months ended March 31, 2010 include (i) a $38 million charge related to our supplemental executive retirement plan (“SERP”) that was frozen on March 31, 2010, (ii) $9 million for severance and facility closure costs, primarily in the Western Hemisphere, (iii) a $5 million benefit related to the reversal of prior cost accruals for our exit from certain sanctioned countries and (iv) $2 million for legal and professional fees incurred in connection with our on-going investigations.
     Exit and restructuring charges for the three months ended March 31, 2009 include (i) $13 million for legal and professional fees incurred in connection with our on-going investigations and (ii) $12 million for severance and facility closure costs.
     Devaluation of Venezuelan Bolivar
     In January 2010, the Venezuelan government announced its intention to devalue its currency (“Bolivar”) and move to a two tier exchange structure. The official exchange rate moved from 2.15 to 2.60 for essential goods and 2.15 to 4.30 for non-essential goods and services. In connection with this devaluation, we incurred a charge of $64 million ($40 million net of tax) for the remeasurement of our net monetary assets denominated in Bolivars at the date of the devaluation.

     Income Taxes
     Our effective tax rate was a benefit of 30.2% and a provision of 15.7% for the three months ended March 31, 2010 and 2009, respectively. The change in the effective tax rate is primarily due to the tax benefit related to the devaluation of the Venezuelan Bolivar, which was partially offset by curtailment expense on our SERP that had no related tax benefit and changes in our geographic earnings mix.
Segment Results
     North America
     North American revenues increased $53 million, or 6%, in the first quarter of 2010 as compared to the first quarter of 2009 on a 7% increase in average North American rig count over the comparable period. Revenues from all product lines increased, other than Drilling Tools, Fishing & Re-Entry and Pipeline Services. The region benefited from higher activity in unconventional plays in heavy oil and shales.
     Operating income decreased $11 million, or 9%, in the first quarter of 2010 as compared to the first quarter of 2009. Operating margins were 13% in the current quarter and 15% in the same quarter of the prior year.
     Middle East/North Africa/Asia
     Middle East/North Africa/Asia revenues decreased $17 million, or 3%, in the first quarter of 2010 as compared to the first quarter of 2009. This decrease was against a 2% increase in rig count over the comparable period. Flooding in Australia, curtailment of drilling programs in India, exceptionally cold weather in China and politically induced delays in Algeria were large drivers behind the year-over-year decrease.
     Operating income decreased $51 million, or 38%, during the first quarter of 2010 compared to the same quarter of the prior year. Operating margins were 15% for the first quarter of 2010 and 23% for the first quarter of 2009. The decline in margins year-over-year were primarily due to inclement weather in certain areas, our continued mobilization efforts in the region and decreased utilization.
     Europe/West Africa/FSU
     Revenues in our Europe/West Africa/FSU segment increased $86 million, or 23%, in the first quarter of 2010 as compared to the same quarter of the prior year and outpaced the 13% increase in average rig count over the comparable period. The year-over-year increase in revenue was driven by our acquisition of the Oilfield Services Division (“OFS”) of TNK-BP in July 2009. Our Integrated Drilling product line was the strongest contributor to the increase in revenue.
     Operating income decreased $44 million, or 59%, during the first quarter of 2010 compared to the same quarter of the prior year. Operating margins were 7% in the first quarter of 2010 and 20% in the first quarter of 2009. The decline in operating income and margin was partially due to $8 million related to a loss recorded in connection with the revaluation of contingent consideration included as part of the acquisition of OFS and $7 million in charges related to write-offs at a less-than-majority owned subsidiary.
     Latin America
     Revenues in our Latin American segment decreased $40 million, or 9%, in the first quarter of 2010 as compared to the same quarter of the prior year against an average rig count increase of 2% over the comparable period. The decrease in revenue is the result of reduced project activity in Mexico and the deterioration in the Venezuelan market.
     Operating income decreased $61 million, or 66%, for the three months ended March 31, 2010, over the comparable period of the prior year. Operating margins were 7% in the first quarter of 2010 and 20% in the first quarter of 2009. The decline in operating income was due to the reduced scale of project work in Mexico.

Liquidity and Capital Resources
     Sources of Liquidity
     Our sources of liquidity include current cash and cash equivalent balances, cash generated from operations and committed availabilities under bank lines of credit. We also historically have accessed banks for short-term loans from uncommitted borrowing arrangements and the capital markets with debt, equity and convertible offerings.
     Committed Borrowing Facilities
     We maintain various revolving credit facilities with syndicates of banks that can be used for a combination of borrowings, support for our commercial paper program and issuances of letters of credit. At March 31, 2010, these facilities allow for an aggregate availability of $1.8 billion and mature in May 2011. The weighted average interest rate on outstanding borrowings of these facilities at March 31, 2010, was 1.0%.
     Our committed borrowing facilities require us to maintain a debt-to-capitalization ratio of less than 60% and contain other covenants and representations customary for an investment-grade commercial credit. Our debt-to-capitalization ratio was 41.2% at March 31, 2010, which is in compliance with these covenants.
     The following is a recap of our availability under our committed borrowing facilities at March 31, 2010 (in millions):

Facilities	$1,750

Less:
Amount drawn	943
Commercial paper	—
Letters of credit	75

Availability	$732

     Commercial Paper
     We have a $1.5 billion commercial paper program under which we may from time to time issue short-term unsecured notes. The commercial paper program is supported by our revolving credit facilities. There was no commercial paper outstanding at March 31, 2010.
     Cash Requirements
     During 2010, we anticipate our cash requirements will include working capital needs, capital expenditures and may include opportunistic business acquisitions. We anticipate funding these requirements from cash generated from operations and availability under our committed borrowing facilities.
     Capital expenditures for 2010 are projected to be approximately $1.1 billion, net of proceeds from tools lost down hole. The expenditures are expected to be used primarily to support the growth of our businesses and operations. Capital expenditures during the three months ended March 31, 2010 were $209 million, net of proceeds from tools lost down hole.
     Derivative Instruments
     Interest Rate Swaps
     We use interest rate swaps to help mitigate exposures related to interest rate movements. Amounts received upon termination of the swaps accounted for as fair value hedges represent the fair value of the agreements at the time of termination and are recorded as an adjustment to the carrying value of the related debt. These amounts are being amortized as a reduction to interest expense over the remaining term of the debt. We have no interest rate swaps outstanding at March 31, 2010. As of March 31, 2010 we had net unamortized gains of $67 million associated with interest rate swap terminations.

     Cash Flow Hedges
     In 2008, we entered into interest rate derivative instruments to hedge projected exposures to interest rates in anticipation of a debt offering. Those hedges were terminated at the time of the issuance of the debt, and the loss on these hedges is being amortized from Accumulated Other Comprehensive Income to interest expense over the remaining term of the debt. As of March 31, 2010, we had net unamortized losses of $13 million associated with our cash flow hedge terminations.
     Other Derivative Instruments
     As of March 31, 2010, we had several foreign currency forward and option contracts with notional amounts aggregating to $620 million, which were entered into to hedge exposure to currency fluctuations in various foreign currencies, including, but not limited to, the British pound sterling, the Canadian dollar, the euro and the Norwegian krone. The total estimated fair value of these contracts at March 31, 2010 resulted in a net liability of approximately $8 million. These derivative instruments were not designated as hedges and the changes in fair value of the contracts are recorded each period in Other, Net in the accompanying Consolidated Statements of Income.
     Off Balance Sheet Arrangements
     A Swiss corporation named Weatherford International Ltd. is the ultimate parent (“Weatherford Switzerland”) of the Weatherford group and guarantees the obligations of Weatherford International Ltd. incorporated in Bermuda (“Weatherford Bermuda”) and Weatherford International, Inc. incorporated in Delaware (“Weatherford Delaware”) noted below.
     The following obligations of Weatherford Delaware were guaranteed by Weatherford Bermuda at March 31, 2010 and December 31, 2009: (i) the 6.625% Senior Notes, (ii) the 5.95% Senior Notes, (iii) the 6.35% Senior Notes and (iv) the 6.80% Senior Notes.
     The following obligations of Weatherford Bermuda were guaranteed by Weatherford Delaware at March 31, 2010 and December 31, 2009: (i) the revolving credit facilities, (ii) the 4.95% Senior Notes, (iii) the 5.50% Senior Notes, (iv) the 6.50% Senior Notes, (v) the 5.15% Senior Notes, (vi) the 6.00% Senior Notes, (vii) the 7.00% Senior Notes, (viii) the 9.625% Senior Notes, (ix) the 9.875% Senior Notes and (x) issuances of notes under the commercial paper program.
     Letters of Credit
     We execute letters of credit and bid and performance bonds in the normal course of business. While these obligations are not normally called, these obligations could be called by the beneficiaries at any time before the expiration date should we breach certain contractual or payment obligations. As of March 31, 2010, we had $351 million of letters of credit and bid and performance bonds outstanding, consisting of $276 million outstanding under various uncommitted credit facilities and $75 million letters of credit outstanding under our committed facilities. If the beneficiaries called these letters of credit our available liquidity would be reduced by the amount called.
New Accounting Pronouncements
     See Note 15 to our condensed consolidated financial statements included elsewhere in this report.
Critical Accounting Policies and Estimates
     Our discussion and analysis of our financial condition and results of operations is based upon our consolidated financial statements. We prepare these financial statements in conformity with U.S. generally accepted accounting principles. As such, we are required to make certain estimates, judgments and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the periods presented. We base our estimates on historical experience, available information and various other assumptions we believe to be reasonable under the circumstances. On an on-going basis, we evaluate our estimates; however, actual results may differ from these estimates under different assumptions or conditions. There have been no material changes or developments in our evaluation of the accounting estimates and the underlying assumptions or methodologies that we believe to be Critical Accounting Policies and Estimates as disclosed in our Form 10-K, for the year ended December 31, 2009.

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
     From time to time, we update the various factors we consider in making our forward-looking statements and the assumptions we use in those statements. However, we undertake no obligation to publicly update or revise any forward-looking events or circumstances that may arise after the date of this report. The following sets forth the various assumptions we use in our forward-looking statements, as well as risks and uncertainties relating to those statements. Certain of the risks and uncertainties may cause actual results to be materially different from projected results contained in forward-looking statements in this report and in our other disclosures. These risks and uncertainties include, but are not limited to, the following:
•	Global political, economic and market conditions could affect projected results. Our operating results and the forward-looking information we provide are based on our current assumptions about oil and natural gas supply and demand, oil and natural gas prices, rig count and other market trends. Our assumptions on these matters are in turn based on currently available information, which is subject to change. The oil and natural gas industry is extremely volatile and subject to change based on political and economic factors outside our control. Worldwide drilling activity, as measured by average worldwide rig counts, increased in each year from 2002 to 2008. However, activity began declining in the fourth quarter of 2008, particularly in North America. The weakened global economic climate has resulted in lower demand and lower prices for oil and natural gas, which has reduced drilling and production activity, which has in turn resulted in lower than expected revenues and income in 2009 and may affect our future revenues and income. Our projections assume that the decline in North America rig activity reached its trough during 2009. Worldwide drilling activity and global demand for oil and natural gas may also be affected by changes in governmental policies and debt loads, laws and regulations related to environmental or energy security matters, including those addressing alternative energy sources and the risks of global climate change. We have assumed global demand will continue to be down in 2010 compared to 2008 and only slightly up compared to 2009. In 2010, worldwide demand may be significantly weaker than we have assumed.

•	We may be unable to recognize our expected revenues from current and future contracts. Our customers, many of whom are national oil companies, often have significant bargaining leverage over us and may elect to cancel or revoke contracts, not renew contracts, modify the scope of contracts or delay contracts, in some cases preventing us from realizing expected revenues and/or profits. Our projections assume that our customers will honor the contracts we have been awarded and that those contracts and the business that we believe is otherwise substantially firm will result in anticipated revenues in the periods for which they are scheduled.

•	Currency fluctuations could have a material adverse financial impact on our business. A material change in currency rates in our markets, such as the devaluation of the Venezuelan Bolivar experienced during the first quarter of 2010, could affect our future results as well as affect the carrying values of our assets. World currencies have been subject to much volatility. As we are not able to predict changes in currency valuations, our forward-looking statements assume no material impact from future changes in currency exchange rates.

•	Our ability to manage our workforce could affect our projected results. In a climate of decreasing demand, we are faced with managing our workforce levels to control costs without impairing our ability to provide service to our customers. Our forward-looking statements assume we will be able to do so.

•	Increases in the prices and availability of our raw materials could affect our results of operations. We use large amounts of raw materials for manufacturing our products. The price of these raw materials has a significant impact on our cost of producing products for sale or producing fixed assets used in our business. We have assumed that the prices of our raw materials will remain within a manageable range and will be readily available. If we are unable to obtain necessary raw materials or if we are unable to minimize the impact of increased raw material costs or to realize the benefit of cost decreases in a timely fashion through our supply chain initiatives or pricing, our margins and results of operations could be adversely affected.

•	Our ability to manage our supply chain could affect our projected results. We have undertaken efforts to improve our supply chain, invoicing and collection processes and procedures. These undertakings include costs, which we expect will result in long-term benefits of our business processes. Our forward-looking statements assume we will realize the benefits of these efforts.

•	Our long-term growth depends upon technological innovation and commercialization. Our ability to deliver our long-term growth strategy depends in part on the commercialization of new technology. A central aspect of our growth strategy is to improve our products and services through innovation, to obtain technologically advanced products through internal research and development and/or acquisitions, to protect proprietary technology from unauthorized use and to expand the markets for new technology by leveraging our worldwide infrastructure. The key to our success will be our ability to commercialize the technology that we have acquired and demonstrate the enhanced value our technology brings to our customers’ operations. Our major technological advances include, but are not limited to, those related to controlled pressure drilling and testing systems, expandable solid tubulars, expandable sand screens and intelligent well completion. Our forward-looking statements have assumed successful commercialization of, and above-average growth from, these new products and services, as well as legal protection of our intellectual property rights.

•	Nonrealization of expected benefits from our redomestication could affect our projected results. We operate through our various subsidiaries in numerous countries throughout the world including the United States. During the first quarter of 2009, we completed a transaction in which our former parent Bermuda company became a wholly-owned subsidiary of Weatherford International Ltd., a Swiss joint-stock corporation, and holders of common shares of the Bermuda company received one registered share of the Swiss company in exchange for each common share that they held. Consequently, we are or may become subject to changes in tax laws, treaties or regulations or the interpretation or enforcement thereof in the U.S., Bermuda, Switzerland or any other jurisdictions in which we or any of our subsidiaries operates or is resident. Our income tax expense is based upon our interpretation of the tax laws in effect in various countries at the time that the expense was incurred. If the U.S. Internal Revenue Service or other taxing authorities do not agree with our assessment of the effects of such laws, treaties and regulations, this could have a material adverse effect on us including the imposition of a higher effective tax rate on our worldwide earnings or a reclassification of the tax impact of our significant corporate restructuring transactions.

•	Nonrealization of expected benefits from our acquisitions could affect our projected results. We expect to gain certain business, financial and strategic advantages as a result of business acquisitions we undertake, including synergies and operating efficiencies. Our forward-looking statements assume that we will successfully integrate our business acquisitions and realize the benefits of those acquisitions.

•	The downturn in our industry could affect the carrying value of our goodwill. As of March 31, 2010, we had approximately $4.1 billion of goodwill. Our estimates of the value of our goodwill could be reduced in the future as a result of various factors, including market factors, some of which are beyond our control. Our forward-looking statements do not assume any future goodwill impairment. Any reduction in the fair value of our businesses may result in an impairment charge and therefore adversely affect our results.

•	Adverse weather conditions in certain regions could adversely affect our operations. In the summers of 2005 and 2008, the Gulf of Mexico suffered several significant hurricanes. These hurricanes and associated hurricane threats reduced the number of days on which we and our customers could operate, which resulted in lower revenues than we otherwise would have achieved. In parts of 2006, and particularly in the second quarters of 2007 and 2008, climatic conditions in Canada were not as favorable to drilling as we anticipated, which limited our potential results in that region. Similarly, unfavorable weather in Russia, Mexico and in the North Sea could reduce our operations and revenues from that area during the relevant period. Our forward-looking statements assume weather patterns in our primary areas of operations will be conducive to our operations.

•	U.S. Government and internal investigations could affect our results of operations. We are currently involved in government and internal investigations involving various of our operations. These investigations are not yet resolved, and we cannot anticipate the timing, outcome or possible impact of the ultimate resolution of these investigations, financial or otherwise. The governmental agencies involved in these investigations have a broad range of civil and criminal penalties they may seek to impose against corporations and individuals for violations of trade sanction laws, the Foreign Corrupt Practices Act and other federal statutes including, but not limited to, injunctive relief, disgorgement, fines, penalties and modifications to business practices and compliance programs. In recent years, these agencies and authorities have entered into agreements with, and obtained a range of penalties against, several public corporations and individuals in similar investigations, under which civil and criminal penalties were imposed, including in some cases fines and other penalties and sanctions in the tens and hundreds of millions of dollars. These agencies likely will seek to impose penalties of some amount against us for past conduct, but the ultimate amount of any penalties we may pay currently cannot be reasonably estimated. Under trade sanction laws, the U.S. Department of Justice may also seek to impose modifications to business practices, including immediate cessation of all business activities in specific countries or other limitations that decrease our business, and modifications to compliance programs, which may increase compliance costs. Any injunctive relief, disgorgement, fines, penalties, sanctions or imposed modifications to business practices resulting from these investigations could adversely affect our results of operations. To date, we have incurred $53 million for costs in connection with our exit from certain sanctioned countries and incurred $108 million for legal and professional fees in connection with complying with and conducting these on-going investigations. This amount excludes the costs we have incurred to augment and improve our compliance function. We may have additional charges related to these matters in future periods, which costs may include labor claims, contractual claims, penalties assessed by customers, and costs, fines, taxes and penalties assessed by the local governments, but we cannot quantify those charges or be certain of the timing of them.

•	Failure in the future to ensure ongoing compliance with certain laws could affect our results of operations. In 2009, we substantially augmented our compliance infrastructure with increased staff and more rigorous policies, procedures and training of our employees regarding compliance with applicable anti-corruption laws, trade sanctions laws and import/export laws. As part of this effort, we now undertake audits of our compliance performance in various countries. Our forward-looking statements assume that our compliance efforts will be successful and that we will comply with our internal policies and applicable laws regarding these issues. Our failure to do so could result in additional enforcement action in the future.

•	Political disturbances, war, or terrorist attacks and changes in global trade policies could adversely impact our operations. We operate in over 100 countries, and as such are at risk of various types of political activities, including acts of insurrections, war, terrorism, nationalization of assets and changes in trade policies. We have assumed there will be no material political disturbances or terrorist attacks and there will be no material changes in global trade policies that affect our business. Any further military action undertaken by the U.S. or other countries or political disturbances in the countries in which we conduct business could adversely affect our results of operations.

•	Current turmoil in the credit markets may reduce our access to capital or reduce the availability of financial risk-mitigation tools. The worldwide credit markets have experienced turmoil and uncertainty since mid-2008. Our forward-looking statements assume that the financial institutions that have committed to extend us credit will honor their commitments under our credit facilities. If one or more of those institutions becomes unwilling or unable to honor its commitments, our access to liquidity could be impaired and our cost of capital to fund growth could further increase. We use interest-rate and foreign-exchange swap transactions with financial institutions to mitigate certain interest-rate and foreign-exchange risks associated with our capital structure and our business. Our forward-looking statements assume that those tools will continue to be available to us. However, the failure of any counter party to honor a swap agreement could reduce the availability of these financial risk-mitigation tools or could result in the loss of expected financial benefits. In response to credit market conditions and the global economic and business environment, we have undertaken measures to reduce our use of capital going forward. Our forward-looking statements assume that we will operate with lower capital expenditures in 2010 than in 2009.

However, as the business climate changes and if attractive opportunities for organic or acquisitive growth become available, we may spend capital selectively above the amounts we have budgeted.
     Finally, our future results will depend upon various other risks and uncertainties, including, but not limited to, those detailed in our other filings with the SEC under the Securities Exchange Act of 1934, as amended, and the Securities Act of 1933, as amended. For additional information regarding risks and uncertainties, see our other filings with the SEC available, free of charge, at the SEC’s website at www.sec.gov.
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
     In January 2010, the Venezuelan government announced its intention to devalue its currency (“Bolivar”) and move to a two tier exchange structure. The official exchange rate moved from 2.15 to 2.60 for essential goods and 2.15 to 4.30 for non-essential goods and services. Our Venezuelan entities maintain the U.S. dollar as their functional currency. In connection with this devaluation, we incurred a charge of $64 million ($40 million net of tax) for the remeasurement of our net monetary assets denominated in Bolivars at the date of the devaluation.
     Assets and liabilities of entities for which the functional currency is the local currency are translated into U.S. dollars using the exchange rates in effect at the balance sheet date, resulting in translation adjustments that are reflected in Accumulated Other Comprehensive Income in the shareholders’ equity section on our Condensed Consolidated Balance Sheets. A portion of our net assets are impacted by changes in foreign currencies in relation to the U.S. dollar. We recorded a $67 million adjustment to reduce our equity account for the three months ended March 31, 2010 to reflect the net impact of the strengthening of the U.S. dollar against various foreign currencies.
     As of March 31, 2010, we had several foreign currency forward and option contracts with notional amounts aggregating to $620 million, which were entered into to hedge exposure to currency fluctuations in various foreign currencies, including, but not limited to, the British pound sterling, the Canadian dollar, the euro and the Norwegian krone. The total estimated fair value of these contracts at March 31, 2010 resulted in a net liability of approximately $8 million. These derivative instruments were not designated as hedges and the changes in fair value of the contracts are recorded each period in current earnings.
     We have cross-currency swaps between the U.S. dollar and Canadian dollar to hedge certain exposures to the Canadian dollar. At March 31, 2010, we had notional amounts outstanding of $335 million. The total estimated fair value of these contracts at March 31, 2010 resulted in a liability of $33 million. These derivative instruments were not designated as hedges and the changes in fair value of the contracts are recorded each period in current earnings.

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
     Our long-term borrowings that were outstanding at March 31, 2010 and December 31, 2009 subject to interest rate risk consist of the following:

	March 31, 2010		December 31, 2009
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
	(In millions)
6.625% Senior Notes due 2011	$353	$372	$353	$380
5.95% Senior Notes due 2012	599	646	599	648
5.15% Senior Notes due 2013	511	529	511	526
4.95% Senior Notes due 2013	253	264	253	263
5.50% Senior Notes due 2016	359	369	360	351
6.35% Senior Notes due 2017	600	649	600	647
6.00% Senior Notes due 2018	498	532	498	514
9.625% Senior Notes due 2019	1,035	1,271	1,034	1,236
6.50% Senior Notes due 2036	596	591	596	574
6.80% Senior Notes due 2037	298	304	298	303
7.00% Senior Notes due 2038	498	536	498	517
9.875% Senior Notes due 2039	247	331	247	326
     We have various other long-term debt instruments of $16 million at March 31, 2010, but believe the impact of changes in interest rates in the near term will not be material to these instruments. The carrying value of our short-term borrowings of $974 million at March 31, 2010 approximates their fair value.
     As it relates to our variable rate debt, if market interest rates average 1% more for the remainder of 2010 than the rates as of March 31, 2010, interest expense for the remainder of 2010 would increase by $7 million. This amount was determined by calculating the effect of the hypothetical interest rate on our variable rate debt. This sensitivity analysis assumes there are no changes in our financial structure.
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
     We have no interest rate swaps outstanding at March 31, 2010. As of March, 31 2010 we had net unamortized gains of $67 million, associated with interest rate swap terminations.

ITEM 4. CONTROLS AND PROCEDURES
     At the end of the period covered by this Quarterly Report on Form 10-Q, we carried out an evaluation, under the supervision and with the participation of management, including the Chief Executive Officer (“CEO”) and the Chief Financial Officer (“CFO”), of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15 (e) and 15d-15 (e) under the Exchange Act). Based upon that evaluation, our CEO and CFO have concluded our disclosure controls and procedures are effective as of the end of the period covered by this report to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and that information relating to us (including our consolidated subsidiaries) required to be disclosed is accumulated and communicated to management, including the CEO and CFO, to allow timely decisions regarding required disclosure. Our management, including the CEO and CFO, identified no change in our internal control over financial reporting that occurred during our fiscal quarter ended March 31, 2010 that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.
PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
See Note 14 to our condensed consolidated financial statements included elsewhere in this report.
ITEM 1A. RISK FACTORS
     There have been no material changes during the three months ended March 31, 2010 to the risk factors set forth in Part I, Item 1A in our Annual Report on Form 10-K for the year ended December 31, 2009 filed with the SEC on March 1, 2010.
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

Date	No. of Shares
February 2, 2010	214,585
March 31, 2010	596,121
     In December 2005, our Board of Directors approved a share repurchase program under which up to $1 billion of our outstanding common shares (now registered shares) could be purchased. Future purchases of our shares can be made in the open market or privately negotiated transactions, at the discretion of management and as market conditions and our liquidity position warrant. During the quarter ended March 31, 2010, we did not purchase any of our registered shares.
     Under our restricted share plan, employees may elect to have us withhold registered shares to satisfy minimum statutory federal, state and local tax withholding obligations arising on the vesting of restricted stock awards and exercise of options. When we withhold these shares, we are required to remit to the appropriate taxing authorities the market price of the shares withheld, which could be deemed a purchase of the registered shares by us on the date of withholding. During the quarter ended March 31, 2010, we withheld registered shares to satisfy these tax withholding obligations as follows:

Period	No. of Shares	Average Price
January 1 – January 31, 2010	237,018	$17.96
February 1 – February 28, 2010	16,048	15.45
March 1 – March 31, 2010	256,849	17.22

ITEM 6. EXHIBITS
     (a) Exhibits:

Exhibit
Number	Description

10.1	First amendment to the Weatherford International Ltd., a Swiss joint-stock corporation, Supplemental Executive Retirement Plan, effective March 31, 2010 (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 1-34258) filed March 23, 2010).

10.2	Weatherford International Ltd., a Swiss joint-stock corporation, Performance Unit Award Agreement, (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K (File No. 1-34258) filed March 23, 2010).

10.3	Second amendment to the Weatherford International Lt., a Swiss joint-stock corporation, Supplemental Executive Retirement Plan, effective April 8, 2010 (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 1-34258) filed April 9, 2010).

10.4	Amended and Restated Employment Agreement, between Weatherford International Ltd., a Swiss joint-stock corporation, and Bernard J. Duroc-Danner, Peter T. Fontana, Joseph C. Henry, Carel W. J. Hoyer, James M. Hudgins and William B. Jacobson (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 1-34258) filed April 13, 2010).

*31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

**32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

**32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

**101	The following materials from Weatherford International Ltd.’s, a Swiss joint-stock corporation, Quarterly Report on Form 10-Q for the quarter ended March 31, 2010, formatted in XBRL eXtensible Business Reporting Language): (i) the unaudited Condensed Consolidated Balance Sheets, (ii) the unaudited Condensed Consolidated Statements of Income, (iii) the unaudited Condensed Consolidated Statement of Cash Flows, (iv) the unaudited Condensed Consolidated Statements of Comprehensive Income and (v) the notes to the condensed consolidated financial statements, tagged as blocks of text.

*	Filed with this Form 10-Q

**	Furnished with this Form 10-Q

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

Date: May 3, 2010