Form 10-Q
period 2010-06-30
Weatherford International Ltd./Switzerland
filed 2010-08-03
CIK 1453090

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2010
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
As of July 28, 2010, there were 741,028,800 shares of Weatherford registered shares, 1.16 Swiss francs par value per share, outstanding.

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
WEATHERFORD INTERNATIONAL LTD. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except par value)

	June 30,	December 31,
	2010	2009
	(unaudited)
ASSETS
Current Assets:
Cash and Cash Equivalents	$222,783	$252,519
Accounts Receivable, Net of Allowance for Uncollectible Accounts of $23,780 and $20,466, Respectively	2,471,078	2,504,876
Inventories	2,371,489	2,239,762
Current Deferred Tax Assets	258,536	259,077
Other Current Assets	994,725	884,372

Total Current Assets	6,318,611	6,140,606

Property, Plant and Equipment, Net of Accumulated Depreciation of $3,773,166 and $3,438,248, Respectively	6,774,500	6,991,579
Goodwill	4,128,966	4,156,105
Other Intangible Assets, Net of Accumulated Amortization of $401,392 and $359,052, Respectively	749,654	778,786
Equity Investments	539,817	542,667
Other Assets	303,179	256,440

Total Assets	$18,814,727	$18,866,183

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Short-term Borrowings and Current Portion of Long-term Debt	$628,108	$869,581
Accounts Payable	1,127,875	1,002,359
Other Current Liabilities	994,757	924,948

Total Current Liabilities	2,750,740	2,796,888

Long-term Debt	6,005,472	5,847,258
Other Liabilities	383,871	423,333

Total Liabilities	9,140,083	9,067,479

Shareholders’ Equity:
Shares, CHF 1.16 Par Value: Authorized 1,137,670 Shares, Conditionally Authorized 379,223 Shares, Issued 758,447 Shares at June 30, 2010; Authorized 1,093,303 Shares, Conditionally Authorized 364,434 Shares, Issued 758,447 Shares at December 31, 2009	761,077	761,077
Capital in Excess of Par Value	4,659,471	4,642,800
Treasury Shares, Net	(566,501)	(616,048)
Retained Earnings	4,750,528	4,817,101
Accumulated Other Comprehensive Income (Loss)	(795)	114,742

Weatherford Shareholders’ Equity	9,603,780	9,719,672
Noncontrolling Interests	70,864	79,032

Total Shareholders’ Equity	9,674,644	9,798,704

Total Liabilities and Shareholders’ Equity	$18,814,727	$18,866,183

The accompanying notes are an integral part of these condensed consolidated financial statements.

WEATHERFORD INTERNATIONAL LTD. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(UNAUDITED)
(In thousands, except per share amounts)

	Three Months		Six Months
	Ended June 30,		Ended June 30,
	2010	2009	2010	2009
Revenues:
Products	$831,158	$650,553	$1,612,214	$1,393,453
Services	1,607,113	1,344,279	3,164,305	2,857,520

	2,438,271	1,994,832	4,776,519	4,250,973

Costs and Expenses:
Cost of Products	603,144	525,180	1,176,941	1,094,236
Cost of Services	1,205,734	917,662	2,381,257	1,883,126
Research and Development	53,530	46,113	102,387	95,134
Selling, General and Administrative Attributable to Segments	418,998	296,625	755,843	605,369
Corporate General and Administrative	54,001	55,887	140,316	109,018

Operating Income	102,864	153,365	219,775	464,090

Other Expense:
Interest Expense, Net	(95,719)	(93,498)	(191,058)	(184,561)
Devaluation of Venezuelan Bolivar	—	—	(63,859)	—
Other, Net	(14,186)	(3,871)	(23,404)	(17,410)

Income (Loss) Before Income Taxes	(7,041)	55,996	(58,546)	262,119
Provision for Income Taxes	(16,207)	(5,441)	(676)	(37,904)

Net Income (Loss)	(23,248)	50,555	(59,222)	224,215

Net Income Attributable to Noncontrolling Interests	(3,316)	(8,574)	(7,351)	(17,432)

Net Income (Loss) Attributable to Weatherford	$(26,564)	$41,981	$(66,573)	$206,783

Earnings (Loss) Per Share Attributable to Weatherford:
Basic	$(0.04)	$0.06	$(0.09)	$0.30
Diluted	$(0.04)	$0.06	$(0.09)	$0.29

Weighted Average Shares Outstanding:
Basic	743,209	700,424	740,537	699,375
Diluted	743,209	709,412	740,537	706,024
The accompanying notes are an integral part of these condensed consolidated financial statements.

WEATHERFORD INTERNATIONAL LTD. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(In thousands)

	Six Months
	Ended June 30,
	2010	2009
Cash Flows from Operating Activities:
Net Income (Loss)	$(59,222)	$224,215
Adjustments to Reconcile Net Income to Net Cash Provided by Operating Activities:
Depreciation and Amortization	507,649	415,087
Loss on Sales of Assets and Businesses, Net	13,508	3,964
Employee Share-Based Compensation Expense	49,869	55,046
Deferred Income Tax Benefit	(117,368)	(61,770)
Devaluation of Venezuelan Bolivar	63,859	—
Supplemental Executive Retirement Plan	38,021	—
Revaluation of Contingent Consideration	89,563	—
Other, Net	13,915	1,224
Change in Operating Assets and Liabilities, Net of Effect of Businesses Acquired
Accounts Receivable	(41,214)	285,915
Inventories	(170,993)	(132,380)
Accounts Payable	115,855	(57,303)
Other	(94,137)	(435,866)

Net Cash Provided by Operating Activities	409,305	298,132

Cash Flows from Investing Activities:
Acquisitions of Businesses, Net of Cash Acquired	(51,131)	(22,049)
Capital Expenditures for Property, Plant and Equipment	(448,751)	(970,384)
Acquisition of Intellectual Property	(13,851)	(16,456)
Acquisition of Equity Investments in Unconsolidated Affiliates	(1,031)	(26,509)
Proceeds from Sale of Assets and Businesses, Net	134,022	40,873
Other Investing Activities	41,840	—

Net Cash Used by Investing Activities	(338,902)	(994,525)

Cash Flows from Financing Activities:
Borrowings (Repayments) of Short-term Debt, Net	(242,252)	(564,808)
Borrowings (Repayments) of Long-term Debt, Net	162,235	1,230,214
Other Financing Activities, Net	3,284	(3,920)

Net Cash Provided (Used) by Financing Activities	(76,733)	661,486

Effect of Exchange Rate Changes on Cash and Cash Equivalents	(23,406)	1,781

Net Decrease in Cash and Cash Equivalents	(29,736)	(33,126)
Cash and Cash Equivalents at Beginning of Period	252,519	238,398

Cash and Cash Equivalents at End of Period	$222,783	$205,272

Supplemental Cash Flow Information:
Interest Paid	$209,620	$167,332
Income Taxes Paid, Net of Refunds	224,117	258,482
The accompanying notes are an integral part of these condensed consolidated financial statements.

WEATHERFORD INTERNATIONAL LTD. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(UNAUDITED)
(In thousands)

	Three Months		Six Months
	Ended June 30,		Ended June 30,
	2010	2009	2010	2009
Net Income (Loss)	$(23,248)	$50,555	$(59,222)	$224,215
Other Comprehensive Income:
Curtailment and Remeasurement of Supplemental Executive Retirement Plan	(10,126)	—	35,111	—
Amortization of Pension Components	133	3,348	1,646	4,528
Foreign Currency Translation Adjustment	(85,217)	210,282	(152,604)	160,222
Other	156	152	311	303

Comprehensive Income (Loss)	(118,302)	264,337	(174,758)	389,268
Comprehensive Income Attributable to Noncontrolling Interests	(3,316)	(8,574)	(7,351)	(17,311)

Comprehensive Income (Loss) Attributable to Weatherford	$(121,618)	$255,763	$(182,109)	$371,957

The accompanying notes are an integral part of these condensed consolidated financial statements.

WEATHERFORD INTERNATIONAL LTD. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
1. General
     The accompanying unaudited condensed consolidated financial statements of Weatherford International Ltd. and all majority-owned subsidiaries (the “Company”) are prepared in accordance with U.S. generally accepted accounting principles and include all adjustments of a normal recurring nature which, in the opinion of management, are necessary to present fairly our Condensed Consolidated Balance Sheet at June 30, 2010, Condensed Consolidated Statements of Income, Condensed Consolidated Statements of Comprehensive Income and Condensed Consolidated Statements of Cash Flows for the three and six months ended June 30, 2010 and 2009. Although we believe the disclosures in these financial statements are adequate to make the interim information presented not misleading, certain information relating to our organization and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles have been condensed or omitted in this Form 10-Q pursuant to U.S. Securities and Exchange Commission (“SEC”) rules and regulations. These financial statements should be read in conjunction with the audited consolidated financial statements for the year ended December 31, 2009 and the related notes included in our Annual Report on Form 10-K. The results of operations for the three and six months ended June 30, 2010 are not necessarily indicative of the results expected for the full year.
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
     In July 2009, we acquired the Oilfield Services Division (“OFS”) of TNK-BP. In this transaction, we acquired drilling, well workover and cementing services operations in West Siberia, East Siberia and the Volga-Urals region. We issued 24.3 million shares valued at approximately $450 million. Under our sale and purchase agreement dated May 29, 2009, if TNK-BP sold the shares it received in consideration for the transaction for a price less than $18.50 per share prior to June 29, 2010, we were obligated to pay TNK-BP additional consideration in an amount equal to the difference between the price at which the shares were sold and $18.50. On June 24, 2010, we entered into an amendment that modifies the provisions relating to the value guarantee mechanism to allow the parties additional

WEATHERFORD INTERNATIONAL LTD. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
time to settle the amount of consideration received by TNK-BP under the agreement. The settlement date has been extended from June 29, 2010 to the earlier of (a) December 1, 2010, or (b) 30 days after the third business day following our public announcement of our quarterly earnings for the third quarter of 2010. In addition, the base dollar amount used to calculate potential guarantee payments was increased from $18.50 to $19.50, and our option to pay the guarantee payment in stock was ended. We made a preliminary allocation of the purchase price as of the date of the acquisition. We will continue to adjust the allocations until final valuation of the assets and liabilities are completed.
     Accounting guidance for business combinations requires contingent consideration to be recognized at its acquisition date fair value. Based on the terms of the arrangement, we classified the contingent consideration for the OFS acquisition as a liability. Such liabilities are required to be remeasured to fair value at each reporting date until the contingency is resolved, with changes in fair value being recognized in earnings. We estimated the fair value of the contingent consideration for the OFS acquisition to be a liability of $84 million at the date of acquisition and $63 million at December 31, 2009. This liability was estimated to have a fair value of $152 million at June 30, 2010, resulting in the recognition of an $89 million loss during the first half of 2010. This loss was recorded in the Selling, General and Administrative Attributable to Segments line in the Condensed Consolidated Statements of Income. The valuation of the contingent consideration was determined using a lattice-based model incorporating the term of the contingency, the price of our shares over the relevant periods and the volatility of our stock price.
     In November 2008, we acquired a group of affiliated companies in Latin America. Consideration for the transaction totaled approximately $160 million, which was comprised of approximately six million shares valued at approximately $65 million, non-cash consideration of approximately $75 million and cash of approximately $20 million. Additional consideration of up to $65 million is contingent on the occurrence of future events and circumstances. The additional consideration, if any, is payable in cash or our common shares at our option. We will record this contingent consideration when and if these events occur.
3. Inventories
     The components of inventory were as follows:

	June 30,	December 31,
	2010	2009
	(In thousands)
Raw materials, components and supplies	$348,174	$328,253
Work in process	112,045	115,564
Finished goods	1,911,270	1,795,945

	$2,371,489	$2,239,762

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

WEATHERFORD INTERNATIONAL LTD. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
     The changes in the carrying amount of goodwill for the six months ended June 30, 2010, were as follows:

		Middle East/	Europe/
	North	North Africa/	West Africa/	Latin
	America	Asia	FSU	America	Total
	(In thousands)
As of December 31, 2009	$2,097,549	$698,896	$1,045,577	$314,083	$4,156,105
Acquisitions	2,914	22,633	—	—	25,547
Purchase price and other adjustments	(4,543)	(643)	8,135	(6,364)	(3,415)
Foreign currency translation	6,311	(1,494)	(52,346)	(1,742)	(49,271)

As of June 30, 2010	$2,102,231	$719,392	$1,001,366	$305,977	$4,128,966

5. Short-term Borrowings and Current Portion of Long-term Debt
     The components of short-term borrowings were as follows:

	June 30,	December 31,
	2010	2009
	(In thousands)
Revolving credit facilities	$559,768	$798,500
Other short-term bank loans	49,349	53,007

Total short-term borrowings	609,117	851,507
Current portion of long-term debt	18,991	18,074

Short-term borrowings and current portion of long-term debt	$628,108	$869,581

     We maintain various revolving credit facilities with syndicates of banks that can be used for a combination of borrowings, support for our commercial paper program and issuances of letters of credit. At June 30, 2010, these facilities allow for an aggregate availability of $1.8 billion and mature in May 2011. The weighted average interest rate on outstanding borrowings of these facilities at June 30, 2010, was 0.9%. There were $67 million in outstanding letters of credit under these facilities at June 30, 2010.
     These borrowing facilities require us to maintain a debt-to-capitalization ratio of less than 60% and contain other covenants and representations customary for an investment-grade commercial credit. We are in compliance with these covenants at June 30, 2010.
     We have a $1.5 billion commercial paper program under which we may from time to time issue short-term unsecured notes. The commercial paper program is supported by our revolving credit facilities. There was no commercial paper outstanding at June 30, 2010.
     We have short-term borrowings with various domestic and international institutions pursuant to uncommitted facilities. At June 30, 2010, we had $49 million in short-term borrowings under these arrangements with a weighted average interest rate of 3.8%. In addition, we had $292 million of letters of credit and bid and performance bonds under these uncommitted facilities. The carrying value of our short-term borrowings approximates their fair value as of June 30, 2010.
     In June 2010, we entered into a secured loan agreement with a third-party financial institution and received proceeds of $180 million. The note bears interest at a rate of 4.8% and will be repaid in monthly installments over seven years. The loan is secured by equipment located in the United States, and is included in long-term debt on our Condensed Consolidated Balance Sheet.

WEATHERFORD INTERNATIONAL LTD. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
6. Financial Instruments
     Accounts Receivable Factoring
     During June 2010, we entered into an accounts receivable sales program to sell accounts receivable related to Latin America to a third party financial institution. In June 2010, one of our subsidiaries sold approximately $150 million under this program. We received cash totaling $142 million and recognized a loss of $1 million on the sale. This transaction qualified for sale accounting under the accounting standards. The remainder of the amounts due to us were recorded as other receivables in the Condensed Consolidated Balance Sheet at June 30, 2010. The initial proceeds received on the sale are included in operating cash flows in our Condensed Consolidated Statement of Cash Flows.
     Financial Instruments Measured and Recognized at Fair Value
     The accounting guidance for fair value measurements establishes a valuation hierarchy for disclosure of the inputs to the valuations used to measure fair value. This hierarchy prioritizes the inputs into three broad levels. Level 1 inputs are quoted prices (unadjusted) in active markets for identical assets or liabilities. Level 2 inputs are quoted prices for similar assets and liabilities in active markets or inputs that are observable for the asset or liability, either directly or indirectly through market corroboration, for substantially the full term of the financial instrument. Level 3 inputs are unobservable inputs based upon our own assumptions used to measure assets and liabilities at fair value. Classification of a financial asset or liability within the hierarchy is determined based on the lowest level of input that is significant to the fair value measurement.
     The following table presents our non-derivative assets and liabilities that are measured and recognized at fair value on a recurring basis classified under the appropriate level of the fair value hierarchy as of June 30, 2010 and December 31, 2009:

	June 30, 2010
	Level 1	Level 2	Level 3	Total
		(In thousands)
Other Assets:
Other investments	$—	$—	$—	$—
Other Current Liabilities:
Contingent consideration on acquisition (See Note 2)	—	—	152,326	152,326

	December 31, 2009
	Level 1	Level 2	Level 3	Total
		(In thousands)
Other Assets:
Other investments	$—	$40,822	$—	$40,822
Other Current Liabilities:
Contingent consideration on acquisition (See Note 2)	—	—	62,763	62,763
     During the first quarter of 2010, we received proceeds of approximately $42 million from the redemption of our other investments recorded at fair value at December 31, 2009. The proceeds are included in investing activities in the Consolidated Statement of Cash Flows for the period ended June 30, 2010.

WEATHERFORD INTERNATIONAL LTD. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
     The following table provides a summary of changes in fair value of our Level 3 financial liability for the three and six months ended June 30, 2010:

	Three Months	Six Months
	Ended June 30,	Ended June 30,
	2010	2010
	(In thousands)
Balance at beginning of period	$70,573	$62,763
Unrealized loss on contingent consideration on acquisition included in earnings	81,753	89,563

Balance at end of period	$152,326	$152,326

     The $89 million loss recorded during the first half of 2010 is included in the Selling, General and Administrative Attributable to Segments line in the Condensed Consolidated Statements of Income.
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
     The fair value and carrying value of our long-term debt is as follows:

	June 30,	December 31,
	2010	2009
	(In thousands)
Fair value	$6,354,462	$6,285,129
Carrying value	6,005,472	5,847,258
7. Derivative Instruments
     We are exposed to market risk from changes in foreign currency and changes in interest rates. From time to time, we may enter into derivative financial instrument transactions to manage or reduce our market risk. We manage our debt portfolio to achieve an overall desired position of fixed and floating rates and we may employ interest rate swaps as a tool to achieve that goal. The major risks from interest rate derivatives include changes in the interest rates affecting the fair value of such instruments, potential increases in interest expense due to market increases in floating interest rates and the creditworthiness of the counterparties in such transactions. In light of events in the global credit markets and the potential impact of these events on the liquidity of the banking industry, we continue to monitor the creditworthiness of our counterparties, which are multinational commercial banks.
     The fair values of all our outstanding derivative instruments are determined using a model with Level 2 inputs including quoted market prices for contracts with similar terms and maturity dates.

WEATHERFORD INTERNATIONAL LTD. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
     Interest Rate Swaps
     We use interest rate swaps to help mitigate exposures related to interest rate movements. Amounts paid or received upon termination of interest rate swaps accounted for as fair value hedges represent the fair value of the agreements at the time of termination and are recorded as an adjustment to the carrying value of the related debt. These amounts are amortized as a reduction (in the case of gains) or as an increase (in the case of losses) to interest expense over the remaining term of the debt. As of June 30, 2010, we had net unamortized gains of $65 million associated with interest rate swap terminations.
     Cash Flow Hedges
     In 2008, we entered into interest rate derivative instruments to hedge projected exposures to interest rates in anticipation of a debt offering. Those hedges were terminated at the time of the issuance of the debt, and the loss on these hedges is being amortized from Accumulated Other Comprehensive Income (Loss) to interest expense over the remaining term of the debt. As of June 30, 2010, we had net unamortized losses of $13 million associated with our cash flow hedge terminations.
     Other Derivative Instruments
     As of June 30, 2010, we had foreign currency forward and option contracts with notional amounts aggregating to $995 million, which were entered into to hedge exposure to currency fluctuations in various foreign currencies, including, but not limited to, the British pound sterling, the Canadian dollar, the euro and the Norwegian krone. The total estimated fair value of these contracts at June 30, 2010, resulted in a net liability of approximately $5 million. These derivative instruments were not designated as hedges and the changes in fair value of the contracts are recorded each period in Other, Net in the accompanying Condensed Consolidated Statements of Income.
     We have cross-currency swaps between the U.S. dollar and Canadian dollar to hedge certain exposures to the Canadian dollar. At June 30, 2010, we had notional amounts outstanding of $215 million. The total estimated fair value of these contracts at June 30, 2010, resulted in a liability of $28 million. These derivative instruments were not designated as hedges and the changes in fair value of the contracts are recorded each period in Other, Net in the accompanying Condensed Consolidated Statements of Income.
     The fair values of outstanding derivative instruments are summarized as follows:

	June 30,	December 31,
	2010	2009	Classifications
	(In thousands)
Derivative assets not designated as hedges:
Foreign exchange contracts	$13,228	$9,831	Other Current Assets
Derivative liabilities not designated as hedges:
Foreign exchange contracts	18,552	18,939	Other Current Liabilities
Cross-currency swap contracts	28,475	26,170	Other Liabilities
8. Income Taxes
     For the three months ended June 30, 2010, we had a tax provision of $16 million on a pretax loss of $7 million that includes an $89 million loss on the fair value adjustment to the put option issued in connection with the OFS acquisition for which no tax benefit has been recorded. For the six months ended June 30, 2010, we had a tax provision of $1 million on a pretax loss of $59 million that includes the loss related to the put option issued in connection with the OFS acquisition and curtailment expense on our Supplemental Executive Retirement Plan (“SERP”) for which no related tax benefit was recorded, which was partially offset by a tax benefit related to the devaluation of the Venezuelan bolivar. Our effective tax rates were 9.7% and 14.5% for the three and six months ended June 30, 2009.

WEATHERFORD INTERNATIONAL LTD. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
9. Shareholders’ Equity
     The following summarizes our shareholders’ equity activity for the period presented:

			Noncontrolling
	Total	Company	Interests in
	Shareholders’	Shareholders’	Consolidated
	Equity	Equity	Subsidiaries
	(In thousands)
Balance at December 31, 2009	$9,798,704	$9,719,672	$79,032
Comprehensive Income:
Net Income (Loss)	(59,222)	(66,573)	7,351
Curtailment and Remeasurement of Supplemental Executive Retirement Plan	35,111	35,111	—
Amortization of Pension Components	1,646	1,646	—
Foreign Currency Translation Adjustments	(152,604)	(152,604)	—
Other	311	311	—

Comprehensive Income (Loss)	(174,758)	(182,109)	7,351
Transactions with Shareholders	66,217	66,217	—
Dividends paid to Noncontrolling Interests	(16,881)	—	(16,881)
Other	1,362	—	1,362

Balance at June 30, 2010	$9,674,644	$9,603,780	$70,864

10. Earnings Per Share
     Basic earnings per share for all periods presented equals net income divided by the weighted average number of our shares outstanding during the period. Diluted earnings per share is computed by dividing net income by the weighted average number of our shares outstanding during the period, adjusted for the dilutive effect of our stock options, restricted shares, performance units and our outstanding warrants. Our diluted earnings per share calculation excludes three million potential shares for the three and six months ended June 30, 2010, four million potential shares for the three months ended June 30, 2009 and 11 million potential shares for the six months ended June 30, 2009, due to their antidilutive effect. Our diluted earnings per share calculation for the three and six months ended June 30, 2010 also excludes five million and six million potential shares, respectively, that would have been included if we had net income for those periods, but are excluded as we had a net losses and their inclusion would have been anti-dilutive.
     The following reconciles basic and diluted weighted average of shares outstanding:

	Three Months		Six Months
	Ended June 30,		Ended June 30,
	2010	2009	2010	2009
	(In thousands)
Basic weighted average shares outstanding	743,209	700,424	740,537	699,375
Dilutive effect of:
Warrants	—	2,105	—	1,053
Stock options and restricted shares	—	6,883	—	5,596

Diluted weighted average shares outstanding	743,209	709,412	740,537	706,024

WEATHERFORD INTERNATIONAL LTD. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
11. Share-Based Compensation
     In June 2010, the Weatherford International Ltd. 2010 Omnibus Incentive Plan (“2010 Omnibus Plan”) was approved by our shareholders. This plan permits the grant of options, stock appreciation rights, restricted shares awards, restricted share units, performance share awards, performance unit awards, other share-based awards and cash-based awards to any employee, non-employee director and other individual service providers or any affiliate. The 2010 Omnibus Plan is similar to our 2006 Omnibus Plan. The aggregate number of shares available for grant under this plan is 10,144,000.
     During the six months ended June 30, 2010, we issued one million performance units, which will vest ratably over a three-year period assuming continued employment and if the Company meets certain market-based performance goals. The performance units have a weighted-average grant date fair value of $12.41 based on the Monte Carlo simulation method.
     We recognized the following employee share-based compensation expense during the three and six months ended June 30, 2010 and 2009:

	Three Months		Six Months
	Ended June 30,		Ended June 30,
	2010	2009	2010	2009
	(In thousands)
Share-based compensation	$26,895	$28,617	$49,869	$55,046
Related tax benefit	9,413	10,016	17,454	19,266
     During the six months ended June 30, 2010, we granted one million restricted share awards and units at a weighted average grant date fair value of $16.40 per share.
     As of June 30, 2010, there was $197 million of total unrecognized compensation cost related to our unvested stock options, restricted share grants and performance units. This cost is expected to be recognized over a weighted average period of two years.

WEATHERFORD INTERNATIONAL LTD. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
12. Retirement and Employee Benefit Plans
     We have defined benefit pension and other postretirement benefit plans covering certain employees. The components of net periodic benefit cost for the three and six months ended June 30, 2010 and 2009 were as follows:

	Three Months Ended June 30,
	2010		2009
	United		United
	States	International	States	International
	(In thousands)
Service cost	$27	$1,437	$906	$1,681
Interest cost	1,219	1,746	2,079	1,654
Expected return on plan assets	(149)	(1,141)	(166)	(979)
Amortization of transition obligation	—	—	—	—
Amortization of prior service cost (credit)	22	(13)	1,535	(12)
Amortization of loss	142	39	2,209	235
Curtailment/settlement loss	495	—	1,063	—

Net periodic benefit cost	$1,756	$2,068	$7,626	$2,579

	Six Months Ended June 30,
	2010		2009
	United		United
	States	International	States	International
	(In thousands)
Service cost	$978	$2,965	$1,781	$3,285
Interest cost	3,156	3,576	3,785	3,250
Expected return on plan assets	(298)	(2,342)	(331)	(1,933)
Amortization of transition obligation	—	—	—	(1)
Amortization of prior service cost (credit)	1,534	(26)	1,993	(23)
Amortization of loss	914	81	3,234	463
Curtailment/settlement loss	35,453	—	1,063	—

Net periodic benefit cost	$41,737	$4,254	$11,525	$5,041

     Our SERP was amended effective March 31, 2010 to freeze the benefits under the plan. This resulted in the net curtailment loss shown above. The projected benefit obligation of the SERP after recording the curtailment charge in the first quarter of 2010 was $100 million.
     In April 2010, one executive in the plan left the Company and a distribution payment of $11 million was made and a settlement charge of less than one million was recorded. Three additional executives left the Company in June 2010, and we expect to pay out approximately $21 million for their SERP benefits in the fourth quarter of 2010. The settlement charge related to the fourth quarter SERP payments is not expected to be material.
     Effective April 8, 2010, our SERP was further amended to allow participants a one-time option to convert their vested, fixed-amount, dollar-denominated benefits under the SERP into equity-denominated benefits. The amendment permitted participants in the SERP to make a one-time irrevocable election before June 7, 2010 to convert between 50% and 100% of their cash balance under the plan into units representing the right to receive registered shares in the Company. During May 2010, the remaining participants elected to convert approximately $76 million of their cash entitlement into approximately 4.7 million shares, which was based on the closing share price on the date of the election.
     At June 30, 2010, the projected benefit obligation of the SERP is $100 million.

WEATHERFORD INTERNATIONAL LTD. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
     We previously disclosed in our financial statements for the year ended December 31, 2009, that we expected to contribute approximately $7 million to our pension and other postretirement benefit plans during 2010. As of June 30, 2010, we have contributed approximately $6 million to these plans and anticipate total annual contributions to approximate original estimates previously disclosed.
13. Segment Information
     Financial information by segment is summarized below. Revenues are attributable to countries based on the ultimate destination of the sale of products or performance of services.

	Three Months Ended June 30, 2010
	Net	Income	Depreciation
	Operating	from	and
	Revenues	Operations	Amortization
	(In thousands)
North America	$921,443	$129,361	$81,040
Middle East/North Africa/Asia	600,777	78,009	75,139
Europe/West Africa/FSU	505,774	62,834	52,058
Latin America	410,277	37,984	44,753

	2,438,271	308,188	252,990

Corporate and Research and Development	—	(96,262)	5,267
Revaluation of Contingent Consideration	—	(81,753)	—
Other (a)	—	(27,309)	—

Total	$2,438,271	$102,864	$258,257

	Three Months Ended June 30, 2009
	Net	Income	Depreciation
	Operating	from	and
	Revenues	Operations	Amortization
	(In thousands)
North America	$571,415	$(709)	$77,253
Middle East/North Africa/Asia	592,908	123,553	60,921
Europe/West Africa/FSU	364,968	62,614	35,190
Latin America	465,541	85,759	35,971

	1,994,832	271,217	209,335

Corporate and Research and Development	—	(86,947)	4,358
Other (b)	—	(30,905)	—

Total	$1,994,832	$153,365	$213,693

(a)	The three months ended June 30, 2010 includes $27 million for severance costs related to the separation of four executives during the quarter, as well as restructuring initiatives, primarily in the Western Hemisphere.

(b)	The three months ended June 30, 2009 includes $14 million for costs incurred in connection with on-going investigations by the U.S. government, $13 million for severance and facility closure costs associated with reorganization activities and $4 million in costs related to the Company’s withdrawal from certain sanctioned countries.

WEATHERFORD INTERNATIONAL LTD. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

	Six Months Ended June 30, 2010
	Net	Income	Depreciation
	Operating	from	and
	Revenues	Operations	Amortization
	(In thousands)
North America	$1,811,987	$241,688	$161,700
Middle East/North Africa/Asia	1,165,756	160,805	147,429
Europe/West Africa/FSU	960,475	101,362	101,016
Latin America	838,301	69,063	87,232

	4,776,519	572,918	497,377
Corporate and Research and Development	—	(192,239)	10,272
Revaluation of Contingent Consideration	—	(89,563)	—
Other (c)	—	(71,341)	—

Total	$4,776,519	$219,775	$507,649

	Six Months Ended June 30, 2009
	Net	Income	Depreciation
	Operating	from	and
	Revenues	Operations	Amortization
	(In thousands)
North America	$1,408,768	$122,327	$152,351
Middle East/North Africa/Asia	1,174,854	257,579	118,555
Europe/West Africa/FSU	733,811	137,557	69,868
Latin America	933,540	177,976	66,413

	4,250,973	695,439	407,187
Corporate and Research and Development	—	(175,567)	7,900
Other (d)	—	(55,782)	—

Total	$4,250,973	$464,090	$415,087

(c)	The six months ended June 30, 2010 includes a $38 million charge related to our SERP which was frozen on March 31, 2010, $36 million for severance and facility closure costs associated with reorganization activities and the separation of four executives and $2 million for costs incurred in connection with on-going investigations by the U.S. government. These changes were offset by a $5 million benefit related to the reversal of prior cost accruals for our exit from certain sanctioned countries.

(d)	The six months ended June 30, 2009 includes $27 million for costs incurred in connection with on-going investigations by the U.S. government, $25 million for severance and facility closure costs associated with reorganization activities and $4 million in costs related to the Company’s withdrawal from certain sanctioned countries.

WEATHERFORD INTERNATIONAL LTD. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
14. Disputes, Litigation and Contingencies
     U.S. Government and Internal Investigations
     We are currently involved in government and internal investigations involving various areas of our operations.
     Until 2003, we participated in the United Nations oil-for-food program governing sales of goods and services into Iraq. The U.S. Department of Justice (“DOJ”) and the SEC have undertaken investigations of our participation in the oil-for-food program and have subpoenaed certain documents in connection with these investigations. We have cooperated fully with these investigations. We have retained legal counsel, reporting to our audit committee, to investigate this matter. We have begun negotiations with the government agencies to resolve these matters, but we cannot yet anticipate the timing, outcome or possible impact of the ultimate resolution of the investigations, financial or otherwise.
     The U.S. Department of Commerce, Bureau of Industry & Security, Office of Foreign Assets Control (“OFAC”), DOJ and SEC have undertaken investigations of allegations of improper sales of products and services by the Company and its subsidiaries in certain sanctioned countries. We have cooperated fully with this investigation. We have retained legal counsel, reporting to our audit committee, to investigate these matters and to cooperate fully with these agencies. We have begun negotiations with the government agencies to resolve these matters, but we cannot yet anticipate the timing, outcome or possible impact of the ultimate resolution of the investigation, financial or otherwise.
     In light of this investigation and of U.S. and foreign policy environment and the inherent uncertainties surrounding these countries, we decided in September 2007 to direct our foreign subsidiaries to discontinue doing business in countries that are subject to comprehensive U.S. economic and trade sanctions, specifically Cuba, Iran, and Sudan, as well as Syria. Effective September 2007, we ceased entering into any new contracts in these countries and began an orderly discontinuation and winding down of our existing business in these sanctioned countries. Effective March 31, 2008, we substantially completed our winding down of business in these countries. We can complete the withdrawal process only pursuant to licenses issued by OFAC. Our remaining activities in Iran, Sudan and Syria include ongoing withdrawal activities such as attempts to collect accounts receivable, attempts to settle tax liabilities or legal claims and attempts to recover or liquidate assets, including equipment and funds. Certain of our subsidiaries continue to conduct business in countries such as Myanmar that are subject to more limited U.S. trading sanctions.
     The DOJ and SEC are investigating our compliance with the Foreign Corrupt Practices Act (“FCPA”) and other laws worldwide. We have retained legal counsel, reporting to our audit committee, to investigate these matters and to cooperate fully with the DOJ and SEC. As part of our investigations, we have uncovered potential violations of U.S. law in connection with activities in West Africa. We have begun negotiations with the government agencies to resolve these matters, but we cannot yet anticipate the timing, outcome or possible impact of the ultimate resolution of the investigations, financial or otherwise.
     The DOJ, SEC and other agencies and authorities have a broad range of civil and criminal penalties they may seek to impose against corporations and individuals for violations of trade sanctions laws, the FCPA and other federal statutes including, but not limited to, injunctive relief, disgorgement, fines, penalties and modifications to business practices and compliance programs. In recent years, these agencies and authorities have entered into agreements with, and obtained a range of penalties against, several public corporations and individuals in similar investigations, under which civil and criminal penalties were imposed, including in some cases fines and other penalties and sanctions in the tens and hundreds of millions of dollars. These agencies are seeking to impose penalties against us for past conduct, but the ultimate amount of any penalties we may pay currently cannot be reasonably estimated. Under trade sanctions laws, the DOJ may also seek to impose modifications to business practices, including immediate cessation of all business activities in specific countries or other limitations that decrease our business, and modifications to compliance programs, which may increase compliance costs. Any injunctive relief, disgorgement, fines, penalties, sanctions or imposed modifications to business practices resulting from these investigations could adversely affect our results of operations. In addition, our historical activities in sanctioned countries, such as Sudan and Iran, could result in certain investors, such as government sponsored

WEATHERFORD INTERNATIONAL LTD. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
pension funds, divesting or not investing in our registered shares. Based on available information, we cannot predict what, if any, actions the DOJ, SEC or other authorities will take in our situation or the effect any such actions will have on our consolidated financial position or results of operations. To the extent we violated trade sanctions laws, the FCPA, or other laws or regulations, fines and other penalties may be imposed. Because these matters are now pending before the indicated agencies, there can be no assurance that actual fines or penalties, if any, will not have a material adverse affect on our business, financial condition, liquidity or results of operations.
     During the six months ended June 30, 2010 and 2009, we incurred $2 million and $27 million, respectively, in connection with these on-going investigations.
     Other Litigation
      We have been named as a co-defendant in lawsuits stemming from the explosion of the Deepwater Horizon rig at the Macondo well in the Gulf of Mexico in April 2010 and the resulting pollution. Under our contract with the operator, we provided certain equipment used in drilling the Macondo well. We also were contracted to assemble some of the casing on the rig that was used in the well. Based on the information currently available to us, we do not believe that our equipment or services caused or contributed to the incident, and we intend to defend these claims vigorously. Further, based on our contracts with the operator, we believe we should be fully indemnified for these claims. We do not expect that we will have liability for these claims, but the litigation surrounding these matters is complex and likely to continue for some time, and we cannot predict the ultimate outcome of the claims.
     In June and July 2010, shareholders filed suit in Weatherford’s name against those directors in place before June 2010 and certain current and former members of management relating to the U.S. government and internal investigations disclosed above and in our SEC filings since 2007. We will investigate these claims appropriately. We cannot predict the ultimate outcome of these claims.
     Additionally, we are aware of various disputes and potential claims and are a party in various litigation involving claims against us, some of which are covered by insurance. For claims, disputes and pending litigation in which we believe a negative outcome is probable and a loss can be reasonably estimated, we have recorded a liability for the expected loss. These liabilities are immaterial to our financial condition and results of operations. In addition we have certain claims, disputes and pending litigation in which we do not believe a negative outcome is probable. If one or more negative outcomes were to occur, the impact to our financial condition could be as high as $180 million.
     Other Disputes
     As a result of discussions with a customer, we are currently reviewing how the dual exchange rate might affect amounts we receive for our U.S. dollar-denominated receivables in Venezuela. We believe our contracts are legally enforceable and our customers continue to accept our invoices. However, if a negative outcome were to occur on this matter, the impact could be as high as a $30 million charge to our consolidated statement of operations.
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

WEATHERFORD INTERNATIONAL LTD. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
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
     The following obligations of Weatherford Delaware were guaranteed by Weatherford Bermuda at June 30, 2010 and December 31, 2009: (i) the 6.625% Senior Notes, (ii) the 5.95% Senior Notes, (iii) the 6.35% Senior Notes and (iv) the 6.80% Senior Notes.
     The following obligations of Weatherford Bermuda were guaranteed by Weatherford Delaware at June 30, 2010 and December 31, 2009: (i) the revolving credit facilities, (ii) the 4.95% Senior Notes, (iii) the 5.50% Senior Notes, (iv) the 6.50% Senior Notes, (v) the 5.15% Senior Notes, (vi) the 6.00% Senior Notes, (vii) the 7.00% Senior Notes, (viii) the 9.625% Senior Notes, (ix) the 9.875% Senior Notes and (x) issuances of notes under the commercial paper program.
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

WEATHERFORD INTERNATIONAL LTD. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
Condensed Consolidating Balance Sheet
June 30, 2010
(unaudited)
(In thousands)

				Other
	Parent	Bermuda	Delaware	Subsidiaries	Eliminations	Consolidation
ASSETS

Current Assets:
Cash and Cash Equivalents	$273	$27	$986	$221,497	$—	$222,783
Other Current Assets	6,548	14,865	96,282	5,978,133	—	6,095,828

Total Current Assets	6,821	14,892	97,268	6,199,630	—	6,318,611

Equity Investments in Affiliates	9,190,465	15,335,666	6,919,300	11,438,347	(42,883,778)	—
Shares Held in Parent	—	—	97,701	468,800	(566,501)	—
Intercompany Receivables, Net	—	1,571,318	900,527	—	(2,471,845)	—
Other Assets	8,890	26,434	197,796	12,262,996	—	12,496,116

Total Assets	$9,206,176	$16,948,310	$8,212,592	$30,369,773	$(45,922,124)	$18,814,727

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current Liabilities:
Short-term Borrowings and Current Portion of Long-term Debt	$—	$311,968	$1,926	$314,214	$—	$628,108
Accounts Payable and Other Current Liabilities	167,709	112,236	107,828	1,734,859	—	2,122,632

Total Current Liabilities	167,709	424,204	109,754	2,049,073	—	2,750,740

Long-term Debt	—	3,985,718	1,847,545	172,209	—	6,005,472
Intercompany Payables, Net	564,863	—	—	1,906,982	(2,471,845)	—
Other Long-term Liabilities	8,032	99,963	2,220	273,656	—	383,871

Total Liabilities	740,604	4,509,885	1,959,519	4,401,920	(2,471,845)	9,140,083

Weatherford Shareholders’ Equity	8,465,572	12,438,425	6,253,073	25,896,989	(43,450,279)	9,603,780
Noncontrolling Interests	—	—	—	70,864	—	70,864

Total Liabilities and Shareholders’ Equity	$9,206,176	$16,948,310	$8,212,592	$30,369,773	$(45,922,124)	$18,814,727

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

WEATHERFORD INTERNATIONAL LTD. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
Condensed Consolidating Statements of Income
Three Months Ended June 30, 2010
(unaudited)
(In thousands)

				Other
	Parent	Bermuda	Delaware	Subsidiaries	Eliminations	Consolidation
Revenues	$—	$—	$—	$2,438,271	$—	$2,438,271
Costs and Expenses	(79,642)	(3,271)	(644)	(2,251,850)	—	(2,335,407)

Operating Income (Loss)	(79,642)	(3,271)	(644)	186,421	—	102,864

Other Income (Expense):
Interest Income (Expense), Net	—	(65,841)	(29,178)	(700)	—	(95,719)
Devaluation of Venezuelan Bolivar	—	—	—	—	—	—
Intercompany Charges, Net	(11,068)	1,030	(42,318)	52,356	—	—
Equity in Subsidiary Income (Loss)	64,160	36,403	99,086	—	(199,649)	—
Other, Net	(14)	95,839	(218)	(109,793)	—	(14,186)

Income (Loss) from Before Income Taxes	(26,564)	64,160	26,728	128,284	(199,649)	(7,041)
Provision for Income Taxes	—	—	9,675	(25,882)	—	(16,207)

Net Income (Loss)	(26,564)	64,160	36,403	102,402	(199,649)	(23,248)
Noncontrolling Interests	—	—	—	(3,316)	—	(3,316)

Net Income Attributable to Weatherford	$(26,564)	$64,160	$36,403	$99,086	$(199,649)	$(26,564)

Condensed Consolidating Statements of Income
Three Months Ended June 30, 2009
(unaudited)
(In thousands)

				Other
	Parent	Bermuda	Delaware	Subsidiaries	Eliminations	Consolidation
Revenues	$—	$—	$—	$1,994,832	$—	$1,994,832
Costs and Expenses	(704)	(4,083)	(532)	(1,836,148)	—	(1,841,467)

Operating Income (Loss)	(704)	(4,083)	(532)	158,684	—	153,365

Other Income (Expense):
Interest Income (Expense), Net	—	(66,066)	(28,734)	1,302	—	(93,498)
Intercompany Charges, Net	(17)	(67,320)	(60,101)	127,438	—	—
Equity in Subsidiary Income	42,708	81,932	155,715	—	(280,355)	—
Other, Net	(6)	98,245	(46)	(102,064)	—	(3,871)

Income (Loss) Before Income Taxes	41,981	42,708	66,302	185,360	(280,355)	55,996
Provision for Income Taxes	—	—	15,630	(21,071)	—	(5,441)

Net Income (Loss)	41,981	42,708	81,932	164,289	(280,355)	50,555
Noncontrolling Interests	—	—	—	(8,574)	—	(8,574)

Net Income Attributable to Weatherford	$41,981	$42,708	$81,932	$155,715	$(280,355)	$41,981

WEATHERFORD INTERNATIONAL LTD. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
Condensed Consolidating Statements of Income
Six Months Ended June 30, 2010
(unaudited)
(In thousands)

				Other
	Parent	Bermuda	Delaware	Subsidiaries	Eliminations	Consolidation
Revenues	$—	$—	$—	$4,776,519	$—	$4,776,519
Costs and Expenses	(94,892)	(42,628)	(1,251)	(4,417,973)	—	(4,556,744)

Operating Income (Loss)	(94,892)	(42,628)	(1,251)	358,546	—	219,775

Other Income (Expense):
Interest Income (Expense), Net	(947)	(130,041)	(58,026)	(2,044)	—	(191,058)
Devaluation of Venezuelan Bolivar	—	—	—	(63,859)	—	(63,859)
Intercompany Charges, Net	(11,368)	1,746	(85,871)	95,493	—	—
Equity in Subsidiary Income	40,690	54,362	165,097	—	(260,149)	—
Other, Net	(56)	157,251	(409)	(180,190)	—	(23,404)

Income (Loss) Before Income Taxes	(66,573)	40,690	19,540	207,946	(260,149)	(58,546)
Provision for Income Taxes	—	—	34,822	(35,498)	—	(676)

Net Income (Loss)	(66,573)	40,690	54,362	172,448	(260,149)	(59,222)
Noncontrolling Interests	—	—	—	(7,351)	—	(7,351)

Net Income Attributable to Weatherford	$(66,573)	$40,690	$54,362	$165,097	$(260,149)	$(66,573)

Condensed Consolidating Statements of Income
Six Months Ended June 30, 2009
(unaudited)
(In thousands)

				Other
	Parent	Bermuda	Delaware	Subsidiaries	Eliminations	Consolidation
Revenues	$—	$—	$—	$4,250,973	$—	$4,250,973
Costs and Expenses	(738)	(10,591)	(876)	(3,774,678)	—	(3,786,883)

Operating Income (Loss)	(738)	(10,591)	(876)	476,295	—	464,090

Other Income (Expense):
Interest Income (Expense), Net	—	(130,118)	(57,166)	2,723	—	(184,561)
Intercompany Charges, Net	(17)	3,804	(60,101)	56,314	—	—
Equity in Subsidiary Income	207,544	248,488	332,508	—	(788,540)	—
Other, Net	(6)	95,961	(333)	(113,032)	—	(17,410)

Income (Loss) Before Income Taxes	206,783	207,544	214,032	422,300	(788,540)	262,119
Provision for Income Taxes	—	—	34,456	(72,360)	—	(37,904)

Net Income (Loss)	206,783	207,544	248,488	349,940	(788,540)	224,215
Noncontrolling Interests	—	—	—	(17,432)	—	(17,432)

Net Income Attributable to Weatherford	$206,783	$207,544	$248,488	$332,508	$(788,540)	$206,783

WEATHERFORD INTERNATIONAL LTD. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
Condensed Consolidating Statement of Cash Flows
Six Months Ended June 30, 2010
(unaudited)
(In thousands)

				Other
	Parent	Bermuda	Delaware	Subsidiaries	Eliminations	Consolidation
Cash Flows from Operating Activities:
Net Income (Loss)	$(66,573)	$40,690	$54,362	$172,448	$(260,149)	$(59,222)
Adjustments to Reconcile Net Income (Loss) to Net Cash Provided (Used) by Operating Activities:
Charges from Parent or Subsidiary	11,368	(1,746)	85,871	(95,493)	—	—
Equity in (Earnings) Loss of Affiliates	(40,690)	(54,362)	(165,097)	—	260,149	—
Deferred Income Tax Benefit	—	—	(34,822)	(82,546)	—	(117,368)
Other Adjustments	85,569	(64,455)	(59,134)	623,915	—	585,895

Net Cash Provided (Used) by Operating Activities	(10,326)	(79,873)	(118,820)	618,324	—	409,305

Cash Flows from Investing Activities:
Acquisitions of Businesses, Net of Cash Acquired	(44,489)	—	—	(6,642)	—	(51,131)
Capital Expenditures for Property, Plant and Equipment	—	—	—	(448,751)	—	(448,751)
Acquisition of Intellectual Property	—	—	—	(13,851)	—	(13,851)
Proceeds from Sale of Assets and Businesses, Net	—	—	—	134,022	—	134,022
Capital Contribution to Subsidiary	—	(873)	(25)	—	898	—
Other Investing Activities	—	—	—	40,809	—	40,809

Net Cash Provided (Used) by Investing Activities	(44,489)	(873)	(25)	(294,413)	898	(338,902)

Cash Flows from Financing Activities:
Borrowings of (Repayments on) Short-term Debt, Net	—	(40,404)	58	(201,906)	—	(242,252)
Borrowings on Long-term Debt, Net	—	—	—	162,235	—	162,235
Borrowings (Repayments) Between Subsidiaries, Net	54,986	121,130	116,068	(292,184)	—	—
Proceeds from Capital Contribution	—	—	—	898	(898)	—
Other, Net	—	—	3,284	—	—	3,284

Net Cash Provided (Used) by Financing Activities	54,986	80,726	119,410	(330,957)	(898)	(76,733)

Effect of Exchange Rate Changes on Cash and Cash Equivalents	—	—	—	(23,406)	—	(23,406)

Net Increase (Decrease) in Cash and Cash Equivalents	171	(20)	565	(30,452)	—	(29,736)
Cash and Cash Equivalents at Beginning of Year	102	47	421	251,949	—	252,519

Cash and Cash Equivalents at End of Year	$273	$27	$986	$221,497	$—	$222,783

WEATHERFORD INTERNATIONAL LTD. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
Condensed Consolidating Statement of Cash Flows
Six Months Ended June 30, 2009
(unaudited)
(In thousands)

				Other
	Parent	Bermuda	Delaware	Subsidiaries	Eliminations	Consolidation
Cash Flows from Operating Activities:
Net Income	$206,783	$207,544	$248,488	$349,940	$(788,540)	$224,215
Adjustments to Reconcile Net Income (Loss) to Net Cash Provided (Used) by Operating Activities:
Charges from Parent or Subsidiary	17	(3,804)	60,101	(56,314)	—	—
Equity in (Earnings) Loss of Affiliates	(207,544)	(248,488)	(332,508)	—	788,540	—
Deferred Income Tax Provision (Benefit)	—	—	12,252	(74,022)	—	(61,770)
Other Adjustments	(479)	(82,216)	231,700	(13,318)	—	135,687

Net Cash Provided (Used) by Operating Activities	(1,223)	(126,964)	220,033	206,286	—	298,132

Cash Flows from Investing Activities:
Acquisitions of Businesses, Net of Cash Acquired	—	—	—	(22,049)	—	(22,049)
Capital Expenditures for Property, Plant and Equipment	—	—	—	(970,384)	—	(970,384)
Acquisition of Intellectual Property	—	—	—	(16,456)	—	(16,456)
Purchase of Equity Investment in Unconsolidated Affiliate	—	—	—	(26,509)	—	(26,509)
Proceeds from Sale of Assets and Businesses, Net	—	—	—	40,873	—	40,873
Capital Contribution to Subsidiary	—	(336,784)	(39)	—	336,823	—

Net Cash Provided (Used) by Investing Activities	—	(336,784)	(39)	(994,525)	336,823	(994,525)

Cash Flows from Financing Activities:
Borrowings of (Repayments on) Short-term Debt, Net	—	(552,247)	54	(12,615)	—	(564,808)
Borrowings of (Repayments on) Long-term Debt, Net	—	1,233,364	—	(3,150)	—	1,230,214
Borrowings (Repayments) Between Subsidiaries, Net	1,253	(217,367)	(216,157)	432,271	—	—
Proceeds from Capital Contribution	—	—	—	336,823	(336,823)	—
Other, Net	—	—	(3,920)	—	—	(3,920)

Net Cash Provided (Used) by Financing Activities	1,253	463,750	(220,023)	753,329	(336,823)	661,486

Effect of Exchange Rate Changes on Cash an Cash Equivalents	—	—	—	1,781	—	1,781

Net Increase (Decrease) in Cash and Cash Equivalents	30	2	(29)	(33,129)	—	(33,126)
Cash and Cash Equivalents at Beginning of Year	102	24	50	238,222	—	238,398

Cash and Cash Equivalents at End of Year	$132	$26	$21	$205,093	$—	$205,272

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
     Our Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) begins with an executive level overview, which provides a general description of our company today, a synopsis of industry market trends, insight into management’s perspective of the opportunities and challenges we face and our outlook for 2010. Next, we analyze the results of our operations for the six months ended June 30, 2010 and 2009, including the trends in our overall business. Then we review our liquidity and capital resources. We conclude with a discussion of our critical accounting policies and estimates and a summary of recently issued accounting pronouncements. When using phrases such as “Company,” “we,” “us” and “our” the intent is to refer to Weatherford International Ltd.
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
     Our principal business is to provide equipment and services to the oil and natural gas exploration and production industry both on land and offshore, including our ten product and service lines, as described in our Form 10-K. We may sell our products and services separately or may bundle them together to provide integrated solutions, up to and including integrated well construction where we are responsible for the entire process of drilling, constructing and completing a well. Our customers include both exploration and production companies and other oilfield service companies. Depending on the service line, customer and location, our contracts vary in their terms, provisions and indemnities. We earn revenues under our contracts when products and services are delivered. Typically, we provide products and services at a well site where our personnel and equipment may be located together with personnel and equipment of our customer and third parties, such as other service providers.
     Industry Trends
     Changes in the current price and expected future prices of oil and natural gas influence the level of energy industry spending. Changes in expenditures result in an increased or decreased demand for our products and services. Rig count is an indicator of the level of spending for the exploration for and production of oil and natural gas reserves.
     The following chart sets forth certain statistics that reflect historical market conditions:

		Henry Hub	North American	International
	WTI Oil (1)	Gas (2)	Rig Count (3)	Rig Count (3)
June 30, 2010	$75.63	$4.62	1,784	1,196
December 31, 2009	79.36	5.57	1,485	1,113
June 30, 2009	69.89	3.84	1,019	1,053

(1)	Price per barrel as of June 30 and December 31 – Source: Thomson Reuters

(2)	Price per MM/BTU as of June 30 and December 31 – Source: Thomson Reuters

(3)	Average rig count for the applicable month – Source: Baker Hughes Rig Count and other third-party data
     Oil prices decreased during the first six months of 2010, ranging from a high of $86.84 per barrel in early April to a low of $68.01 per barrel near the end of May. Natural gas prices increased during the first six months of 2010 and ranged from a low of $3.91 MM/BTU in early April to a high of $5.19 MM/BTU in mid-June. Factors influencing oil and natural gas prices during the period include hydrocarbon inventory levels, realized and expected economic growth, realized and expected levels of hydrocarbon demand, levels of spare production capacity within the Organization of Petroleum Exporting Countries (“OPEC”), weather and geopolitical uncertainty.
     Outlook
     We believe the long-term outlook for our businesses is favorable. As decline rates accelerate and reservoir productivity complexities increase, our clients will face growing challenges securing desired rates of production growth. The acceleration of decline rates and the increasing complexity of reservoirs increase our customers’ requirements for technologies that improve productivity and efficiency and for our products and services. These phenomena provide us with a positive outlook over the longer term.
     In the near-term, climate, natural gas storage levels and commodity prices, as well as expectations for the U.S. economy, will dictate the level of oilfield service activity in North America. The prognosis for North America in 2010 is favorable, but limited in scope and scale by the relative elasticity of the gas supply curve. We are currently anticipating that North America will experience an increase in volume during 2010 as compared to 2009 levels but the activity for the remainder of 2010 will be relatively flat as compared to activity levels experienced during the second quarter, excluding the seasonal impact of spring break-up during the second quarter in Canada. We anticipate that volume and price improvements on U.S. land will be almost entirely offset by reduced Gulf of Mexico activity as a result of the deepwater moratorium.
     While it is difficult to predict exact growth rates given the current fluid economic conditions and volatility, we expect our total international businesses to grow in 2010 as compared to 2009. The Eastern Hemisphere is anticipated to contribute all of the year-over-year increase in revenues. We anticipate Latin America to decline year-over-year, but with sequential margin recovery through the year. This anticipated year-over-year decline is due to the decline in project activity in Mexico and a poor prognosis for the Venezuelan economy. This decline is expected to be partially offset by year-over-year growth in Brazil, Colombia, Ecuador, Argentina and Peru.
     Overall, the level of improvements for our businesses for 2010 will continue to depend heavily on volume increases and our ability to further penetrate existing markets with our younger technologies as well as to successfully introduce these technologies to new markets. In addition, our ability to continue to grow our business aggressively will rely on our continued demonstration of a high level of operational efficacy for our clients. The recruitment, training and retention of personnel will also be a critical factor in growing our businesses. The continued strength of the industry will be highly dependent on many external factors, such as world economic and political conditions, member country quota compliance within OPEC and weather conditions, including the factors described above under “—Forward-Looking Statements”.

Results of Operations
     The following charts contain selected financial data comparing our consolidated and segment results from operations for the three and six months ended June 30, 2010 and 2009.

	Three Months		Six Months
	Ended June 30,		Ended June 30,
	2010	2009	2010	2009
	(In thousands, except percentages and per share data)
Revenues:
North America	$921,443	$571,415	$1,811,987	$1,408,768
Middle East/North Africa/Asia	600,777	592,908	1,165,756	1,174,854
Europe/West Africa/FSU	505,774	364,968	960,475	733,811
Latin America	410,277	465,541	838,301	933,540

	2,438,271	1,994,832	4,776,519	4,250,973

Operating Income:
North America	129,361	(709)	241,688	122,327
Middle East/North Africa/Asia	78,009	123,553	160,805	257,579
Europe/West Africa/FSU	62,834	62,614	101,362	137,557
Latin America	37,984	85,759	69,063	177,976
Research and Development	(53,530)	(46,113)	(102,387)	(95,134)
Corporate	(42,732)	(40,834)	(89,852)	(80,433)
Revaluation of Contingent Consideration	(81,753)	—	(89,563)	—
Exit and Restructuring	(27,309)	(30,905)	(71,341)	(55,782)

	102,864	153,365	219,775	464,090

Interest Expense, Net	(95,719)	(93,498)	(191,058)	(184,561)

Devaluation of Venezuelan Bolivar	—	—	(63,859)	—

Other, Net	(14,186)	(3,871)	(23,404)	(17,410)

Effective Tax Rate	(230.2)%	9.7%	(1.2)%	14.5%

Net Income (Loss) per Diluted Share	$(0.04)	$0.06	$(0.09)	$0.29

Depreciation and Amortization	258,257	213,693	507,659	415,087

     Revenues
     The following chart contains consolidated revenues by product line for the three and six months ended June 30, 2010 and 2009:

	Three Months		Six Months
	Ended June 30,		Ended June 30,
	2010	2009	2010	2009
Well Construction	16%	17%	17%	16%
Drilling Services	16	16	16	16
Artificial Lift Systems	15	16	15	16
Integrated Drilling	11	12	12	11
Stimulation & Chemicals	14	5	11	6
Drilling Tools	8	9	8	9
Completion Systems	7	11	7	11
Re-entry & Fishing	6	6	6	6
Wireline	5	5	6	6
Pipeline & Specialty Services	2	3	2	3

	100%	100%	100%	100%

     Consolidated revenues increased $443 million, or 22%, in the second quarter of 2010 as compared to the second quarter of 2009 against a 37% increase in rig count activity. North American revenue increased $350 million, or 61%, in the second quarter of 2010 compared to the same quarter of the prior year. International revenues increased $93 million, or 7%, in the second quarter of 2010 as compared to the second quarter of 2009 against a 10% increase in average international rig count over the comparable period. An increase in revenues in our Europe/West Africa/FSU region was offset by a decline in Latin America. Our stimulation and chemicals product line was the strongest contributor to the quarter-over-quarter increase.
     For the first six months of 2010, consolidated revenues increased $526 million, or 12%, as compared to the first six months of 2009. Similar to what was experienced in the second quarter of 2010, the increase in revenues during the first six months of 2010 was mostly driven by our North American business. International revenue increased $122 million, or 4%, as compared to the first six months of 2009.
     Operating Income
     Consolidated operating income decreased $51 million, or 33%, in the second quarter of 2010 as compared to the second quarter of 2009. This decrease was due to an $82 million charge for the revaluation of contingent consideration included as part of our acquisition of the Oilfield Services Division (“OFS”) of TNK-BP. Our operating segments contributed $37 million of incremental operating income during the second quarter of 2010 as compared to the same quarter of the prior year. This incremental gain was partially offset by an increase in corporate and research and development expenditures of $9 million over the second quarter of 2009.
     During the first six months of 2010, consolidated operating income decreased $244 million, or 53%, as compared to the first six months of 2009. Our operating segments accounted for $123 million of this decrease. In addition, the revaluation of contingent consideration resulted in a charge of $89 million in the first half of 2010. Exit and restructuring charges during the first half of 2010 increased $16 million and corporate and research and development expenditures increased $17 million compared to the first half of 2009. The increase in corporate expenses was primarily attributable to higher costs associated with business process optimization initiatives and professional fees. We also augmented our compliance infrastructure with increased staff and more rigorous policies, procedures and training of our employees regarding compliance with applicable anti-corruption laws, trade sanction laws and import/export laws.
     Exit and restructuring costs during the first six months of 2010 include (i) a $38 million charge related to our Supplemental Executive Retirement Plan (“SERP”) which was frozen on March 31, 2010, (ii) $36 million for severance and facility closure costs and (iii) $2 million for legal and professional fees incurred in connection with our on-going investigations. These charges were offset by a $5 million benefit related to the reversal of prior cost accruals for our exit from sanctioned countries.
     Exit and restructuring charges during the first six months of 2009 include (i) $27 million for legal and professional fees incurred in connection with our on-going investigations, (ii) $25 million for severance and facility closure costs and (iii) $4 million for unusable assets and cost accruals in certain sanctioned countries.
     Devaluation of Venezuelan Bolivar
     In January 2010, the Venezuelan government announced its intention to devalue its currency and move to a two tier exchange structure. The official exchange moved from 2.15 to 2.60 for essential goods and 4.30 for non-essential goods and services. In connection with this devaluation, we incurred a charge of $64 million in the first quarter of 2010 for the remeasurement of our net monetary assets denominated in Venezuelan bolivars at the date of the devaluation.
     Income Taxes
     For the three months ended June 30, 2010, we had a tax provision of $16 million on a pretax loss of $7 million that includes an $89 million loss on the fair value adjustment to the put option issued in connection with the OFS acquisition for which no tax benefit has been recorded. For the six months ended June 30, 2010, we had a tax provision of $1 million on a pretax loss of $59 million that includes the loss related to the put option issued in connection with the OFS acquisition and curtailment expense on our SERP for which no related tax benefit was recorded, which was partially offset by a tax benefit related to the devaluation of the Venezuelan bolivar. Our effective tax rates were 9.7% and 14.5% for the three and six months ended June 30, 2009.
Segment Results
     North America
     North American revenues increased $350 million, or 61%, in the second quarter of 2010 as compared to the second quarter of 2009 on a 65% increase in average North American rig count over the comparable period. Revenues increased $403 million, or 29%, during the first six months of 2010 as compared to the same period of the prior year in line with a 29% increase in rig count. The increase in revenues is the result of a strong performance in the U.S. land market, a more benign Canadian break up season as compared to the prior year, an increase in drilling activity and price improvements.
     Operating income increased $130 million in the second quarter of 2010 compared to an operating loss of $1 million in the second quarter of 2009. For the first half of 2010, operating income increased $119 million, or 98%, compared to same period of the prior year. Operating margins were 13% for the first six months of 2010 compared to 9% for the first six months of 2009. The increase in operating income and margins was due to increased onshore activity in the U.S., prior cost reduction efforts, more favorable sales mix and improved pricing.
     Middle East/North Africa/Asia
     Middle East/North Africa/Asia revenues increased $8 million, or 1%, in the second quarter of 2010 as compared to the second quarter of 2009. This increase was against a 6% increase in rig count over the comparable period. Revenues decreased $9 million, or 1%, during the first six months of 2010 as compared to the first six months of 2009.
     Operating income decreased $46 million, or 37%, during the second quarter of 2010 compared to the same quarter of the prior year and decreased $97 million, or 38%, during the first six months of 2010 compared to the first six months of 2009. Operating margins were 13% in the second quarter of 2010 and 21% in the second quarter of 2009. On a year-to-date basis, operating margins were 14% for the first six months of 2010 as compared to 22% for the first six months of 2009. The decline in operating income and margins was primarily the result of lower pricing, the negative impact of higher mobilization and start-up costs and a less favorable sales mix.
     Europe/West Africa/FSU
     Revenues in our Europe/West Africa/FSU segment increased $141 million, or 39%, in the second quarter of 2010 compared to the same quarter of the prior year against a 40% rig count increase over the comparable period.

On a year-to-date basis, revenues increased $227 million, or 31%, compared to the same period of 2009. This increase was largely attributable to our acquisition of OFS in July 2009.
     Operating income was flat in the second quarter of 2010 compared to the same quarter of 2009 and decreased $36 million, or 26%, during the first six months of 2010 compared to the first six months of 2009. Operating margins were 12% in the second quarter of 2010 and 17% in the second quarter of 2009. On a year-to-date basis, margins decreased from 19% during the first six months of 2009 to 11% for the first six months of 2010. The decline in year-to-date operating income and margins was partially due to $7 million in charges related to write-offs at a less-than-majority owned subsidiary, pricing declines and changes in sales mix over the comparable periods.
     Latin America
     Revenues in our Latin America segment decreased $55 million, or 12%, in the second quarter of 2010 as compared to the same quarter of the prior year against an average rig count increase of 10% over the comparable period. Revenues decreased $95 million, or 10%, during the first six months of 2010 compared to the same period of the prior year. The decline in revenue was mostly due to reduced project activity in Mexico, lower pricing and deterioration in the Venezuelan market.
     Operating income decreased $48 million, or 56%, and $109 million, or 61%, for the three and six months ended June 30, 2010, respectively, over the comparable periods of the prior year. Operating margins were 9% in the second quarter of 2010 and 18% in the second quarter of 2009. On a year-to-date basis, margins decreased from 19% during the first six months of 2009 to 8% for the first six months of 2010. The decline in operating income and operating margins was due to the reduced scale of project work in Mexico and lower pricing.
Liquidity and Capital Resources
     Sources of Liquidity
     Our sources of liquidity include current cash and cash equivalent balances, cash generated from operations and committed availabilities under bank lines of credit. We also historically have accessed banks for short-term loans from uncommitted borrowing arrangements and the capital markets with debt, equity and convertible bond offerings.
     Committed Borrowing Facilities
     We maintain various revolving credit facilities with syndicates of banks that can be used for a combination of borrowings, support for our commercial paper program and issuances of letters of credit. At June 30, 2010, these facilities allow for an aggregate availability of $1.8 billion and mature in May 2011. The weighted average interest rate on outstanding borrowings of these facilities at June 30, 2010, was 0.9%.
     Our committed borrowing facilities require us to maintain a debt-to-capitalization ratio of less than 60% and contain other covenants and representations customary for an investment-grade commercial credit. Our debt-to-capitalization ratio was 40.7% at June 30, 2010, which is in compliance with these covenants.
     The following is a recap of our availability under our committed borrowing facilities at June 30, 2010 (in millions):

Facilities	$1,750

Less:
Amount drawn	560
Commercial paper	—
Letters of credit	67

Availability	$1,123

Commercial Paper
     We have a $1.5 billion commercial paper program under which we may from time to time issue short-term unsecured notes. The commercial paper program is supported by our revolving credit facilities. There was no commercial paper outstanding at June 30, 2010.
     Accounts Receivable Factoring
     During June 2010, we entered into an accounts receivable sales program to sell accounts receivable related to Latin America. In June 2010, one of our subsidiaries sold approximately $150 million under this program. We received cash totaling $142 million and recognized a loss of $1 million on the sale. The remainder of the amounts due to us were recorded as other receivables in the Condensed Consolidated Balance Sheet at June 30, 2010. The initial proceeds received on the sale are included in operating cash flows in our Condensed Consolidated Statement of Cash Flows.
     Secured Loan Agreement
     In June 2010, we entered into a secured loan agreement with a third-party financial institution and received proceeds of $180 million. The note bears interest at a rate of 4.8% and will be repaid in monthly installments over seven years. The loan is secured by assets located in the United States, and is included in long-term debt on our Condensed Consolidated Balance Sheet.
     Cash Requirements
     During 2010, we anticipate our cash requirements will include working capital needs and capital expenditures and may include opportunistic business acquisitions. We anticipate funding these requirements from cash generated from operations and availability under our committed borrowing facilities.
     Capital expenditures for 2010 are projected to be approximately $1.1 billion, net of proceeds from tools lost down hole. The expenditures are expected to be used primarily to support the growth of our businesses and operations. Capital expenditures during the six months ended June 30, 2010 were $402 million, net of proceeds from tools lost down hole.
     Derivative Instruments
     Interest Rate Swaps
     We use interest rate swaps to help mitigate exposures related to interest rate movements. Amounts paid or received upon termination of interest rate swaps accounted for as fair value hedges represent the fair value of the agreements at the time of termination and are recorded as an adjustment to the carrying value of the related debt. These amounts are amortized as a reduction (in the case of gains) or as an increase (in the case of losses) to interest expense over the remaining term of the debt. As of June 30, 2010, we had net unamortized gains of $65 million associated with interest rate swap terminations.
     Cash Flow Hedges
     In 2008, we entered into interest rate derivative instruments to hedge projected exposures to interest rates in anticipation of a debt offering. Those hedges were terminated at the time of the issuance of the debt, and the loss on these hedges is being amortized from Accumulated Other Comprehensive Income (Loss) to interest expense over the remaining term of the debt. As of June 30, 2010, we had net unamortized losses of $13 million associated with our cash flow hedge terminations.
     Other Derivative Instruments
     As of June 30, 2010, we had foreign currency forward and option contracts with notional amounts aggregating to $995 million, which were entered into to hedge exposure to currency fluctuations in various foreign currencies, including, but not limited to, the British pound sterling, the Canadian dollar, the euro and the Norwegian krone. The total estimated fair value of these contracts at June 30, 2010 resulted in a net liability of approximately $5 million.

These derivative instruments were not designated as hedges and the changes in fair value of the contracts are recorded each period in Other, Net in the accompanying Condensed Consolidated Statements of Income.
     We have cross-currency swaps between the U.S. dollar and Canadian dollar to hedge certain exposures to the Canadian dollar. At June 30, 2010, we had notional amounts outstanding of $215 million. The total estimated fair value of these contracts at June 30, 2010, resulted in a liability of $28 million. These derivative instruments were not designated as hedges and the changes in fair value of the contracts are recorded each period in Other, Net in the accompanying Condensed Consolidated Statements of Income.
     Off Balance Sheet Arrangements
     A Swiss corporation named Weatherford International Ltd. is the ultimate parent (“Weatherford Switzerland”) of the Weatherford group and guarantees the obligations of Weatherford International Ltd. incorporated in Bermuda (“Weatherford Bermuda”) and Weatherford International, Inc. incorporated in Delaware (“Weatherford Delaware”) noted below.
     The following obligations of Weatherford Delaware were guaranteed by Weatherford Bermuda at June 30, 2010 and December 31, 2009: (i) the 6.625% Senior Notes, (ii) the 5.95% Senior Notes, (iii) the 6.35% Senior Notes and (iv) the 6.80% Senior Notes.
     The following obligations of Weatherford Bermuda were guaranteed by Weatherford Delaware at June 30, 2010 and December 31, 2009: (i) the revolving credit facilities, (ii) the 4.95% Senior Notes, (iii) the 5.50% Senior Notes, (iv) the 6.50% Senior Notes, (v) the 5.15% Senior Notes, (vi) the 6.00% Senior Notes, (vii) the 7.00% Senior Notes, (viii) the 9.625% Senior Notes, (ix) the 9.875% Senior Notes and (x) issuances of notes under the commercial paper program.
     Letters of Credit
     We execute letters of credit and bid and performance bonds in the normal course of business. While these obligations are not normally called, these obligations could be called by the beneficiaries at any time before the expiration date should we breach certain contractual or payment obligations. As of June 30, 2010, we had $359 million of letters of credit and bid and performance bonds outstanding, consisting of $292 million outstanding under various uncommitted credit facilities and $67 million letters of credit outstanding under our committed facilities. If the beneficiaries called these letters of credit our available liquidity would be reduced by the amount called.
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
     From time to time, we update the various factors we consider in making our forward-looking statements and the assumptions we use in those statements. However, we undertake no obligation to publicly update or revise any forward-looking events or circumstances that may arise after the date of this report. The following sets forth the various assumptions we use in our forward-looking statements, as well as risks and uncertainties relating to those statements. Certain of the risks and uncertainties may cause actual results to be materially different from projected results contained in forward-looking statements in this report and in our other disclosures. These risks and uncertainties include, but are not limited to, the following:
•	Global political, economic and market conditions could affect projected results. Our operating results and the forward-looking information we provide are based on our current assumptions about oil and natural gas supply and demand, oil and natural gas prices, rig count and other market trends. Our assumptions on these matters are in turn based on currently available information, which is subject to change. The oil and natural gas industry is extremely volatile and subject to change based on political and economic factors outside our control. Worldwide drilling activity, as measured by average worldwide rig counts, increased in each year from 2002 to 2008. However, activity began declining in the fourth quarter of 2008, particularly in North America. The weakened global economic climate has resulted in lower demand and lower prices for oil and natural gas, which has reduced drilling and production activity, which in turn resulted in lower than expected revenues and income in 2009 and the first half of 2010 and may affect our future revenues and income. Our projections assume that the decline in North America rig activity reached its trough during 2009. Worldwide drilling activity and global demand for oil and natural gas may also be affected by changes in governmental policies and debt loads, laws and regulations related to environmental or energy security matters, including those addressing alternative energy sources and the risks of global climate change. We have assumed global demand will continue to be down in 2010 and thereafter compared to 2008 and only slightly up compared to 2009. In 2010, worldwide demand may be significantly weaker than we have assumed.

•	We may be unable to recognize our expected revenues from current and future contracts. Our customers, many of whom are national oil companies, often have significant bargaining leverage over us and may elect to cancel or revoke contracts, not renew contracts, modify the scope of contracts or delay contracts, in some cases preventing us from realizing expected revenues and/or profits. Our projections assume that our customers will honor the contracts we have been awarded and that those contracts and the business that we believe is otherwise substantially firm will result in anticipated revenues in the periods for which they are scheduled.

•	Currency fluctuations could have a material adverse financial impact on our business. A material change in currency rates in our markets, such as the devaluation of the Venezuelan Bolivar experienced during the first quarter of 2010, could affect our future results as well as affect the carrying values of our assets. World currencies have been subject to much volatility. In addition, due to the volatility we may be unable to enter into foreign currency contracts at a reasonable cost. As we are not able to predict changes in currency valuations, our forward-looking statements assume no material impact from future changes in currency exchange rates.

•	Our ability to manage our workforce could affect our projected results. In a climate of decreasing demand, we are faced with managing our workforce levels to control costs without impairing our ability to provide service to our customers. Our forward-looking statements assume we will be able to do so.

•	Increases in the prices and availability of our raw materials could affect our results of operations. We use large amounts of raw materials for manufacturing our products and some of our fixed assets. The price of

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

•	Our ability to manage our supply chain and business processes could affect our projected results. We have undertaken efforts to improve our supply chain, invoicing and collection processes and procedures. These undertakings include costs, which we expect will result in long-term benefits of our business processes. Our forward-looking statements assume we will realize the benefits of these efforts.

•	Our long-term growth depends upon technological innovation and commercialization. Our ability to deliver our long-term growth strategy depends in part on the commercialization of new technology. A central aspect of our growth strategy is to improve our products and services through innovation, to obtain technologically advanced products through internal research and development and/or acquisitions, to protect proprietary technology from unauthorized use and to expand the markets for new technology by leveraging our worldwide infrastructure. The key to our success will be our ability to commercialize the technology that we have acquired and demonstrate the enhanced value our technology brings to our customers’ operations. Our major technological advances include, but are not limited to, those related to controlled pressure drilling and testing systems, expandable solid tubulars, expandable sand screens and intelligent well completion. Our forward-looking statements have assumed successful commercialization of, and above-average growth from, these new products and services, as well as legal protection of our intellectual property rights.

•	Nonrealization of expected benefits from our redomestication could affect our projected results. We operate through our various subsidiaries in numerous countries throughout the world including the United States. During the first quarter of 2009, we completed a transaction in which our former parent Bermuda company became a wholly-owned subsidiary of Weatherford International Ltd., a Swiss joint-stock corporation, and holders of common shares of the Bermuda company received one registered share of the Swiss company in exchange for each common share that they held. Consequently, we are or may become subject to changes in tax laws, treaties or regulations or the interpretation or enforcement thereof in the U.S., Bermuda, Switzerland or any other jurisdictions in which we or any of our subsidiaries operates or is resident. Our income tax expense is based upon our interpretation of the tax laws in effect in various countries at the time that the expense was incurred. If the U.S. Internal Revenue Service or other taxing authorities do not agree with our assessment of the effects of such laws, treaties and regulations, this could have a material adverse effect on us including the imposition of a higher effective tax rate on our worldwide earnings or a reclassification of the tax impact of our significant corporate restructuring transactions.

•	Nonrealization of expected benefits from our acquisitions could affect our projected results. We expect to gain certain business, financial and strategic advantages as a result of business acquisitions we undertake, including synergies and operating efficiencies. Our forward-looking statements assume that we will successfully integrate our business acquisitions and realize the benefits of those acquisitions.

•	The downturn in our industry could affect the carrying value of our goodwill. As of June 30, 2010, we had approximately $4.1 billion of goodwill. Our estimates of the value of our goodwill could be reduced in the future as a result of various factors, including market factors, some of which are beyond our control. Our forward-looking statements do not assume any future goodwill impairment. Any reduction in the fair value of our businesses may result in an impairment charge and therefore adversely affect our results.

•	Adverse weather conditions in certain regions could adversely affect our operations. In the summers of 2005 and 2008, the Gulf of Mexico suffered several significant hurricanes. These hurricanes and associated hurricane threats reduced the number of days on which we and our customers could operate, which resulted in lower revenues than we otherwise would have achieved. In parts of 2006, and particularly in the second quarters of 2007 and 2008, climatic conditions in Canada were not as favorable to drilling as we anticipated, which limited our potential results in that region. Similarly, unfavorable weather in Russia, China, Mexico and in the North Sea could reduce our operations and revenues from that area during the relevant period. Our forward-looking statements assume weather patterns in our primary areas of operations will be conducive to our operations.

•	U.S. Government and internal investigations could affect our results of operations. We are currently involved in government and internal investigations involving various of our operations. We have begun negotiations with the government agencies to resolve these matters, but we cannot yet anticipate the timing, outcome or possible impact of the ultimate resolution of these investigations, financial or otherwise. The governmental agencies involved in these investigations have a broad range of civil and criminal penalties they may seek to impose against corporations and individuals for violations of trade sanction laws, the Foreign Corrupt Practices Act and other federal statutes including, but not limited to, injunctive relief, disgorgement, fines, penalties and modifications to business practices and compliance programs. In recent years, these agencies and authorities have entered into agreements with, and obtained a range of penalties against, several public corporations and individuals in similar investigations, under which civil and criminal penalties were imposed, including in some cases fines and other penalties and sanctions in the tens and hundreds of millions of dollars. These agencies likely will seek to impose penalties of some amount against us for past conduct, but the ultimate amount of any penalties we may pay currently cannot be reasonably estimated. Under trade sanction laws, the U.S. Department of Justice may also seek to impose modifications to business practices, including immediate cessation of all business activities in specific countries or other limitations that decrease our business, and modifications to compliance programs, which may increase compliance costs. Any injunctive relief, disgorgement, fines, penalties, sanctions or imposed modifications to business practices resulting from these investigations could adversely affect our results of operations. To date, we have incurred $53 million for costs in connection with our exit from certain sanctioned countries and incurred $108 million for legal and professional fees in connection with complying with and conducting these on-going investigations. This amount excludes the costs we have incurred to augment and improve our compliance function. We may have additional charges related to these matters in future periods, which costs may include labor claims, contractual claims, penalties assessed by customers, and costs, fines, taxes and penalties assessed by the local governments, but we cannot quantify those charges or be certain of the timing of them.

•	Failure in the future to ensure ongoing compliance with certain laws could affect our results of operations. In 2009, we substantially augmented our compliance infrastructure with increased staff and more rigorous policies, procedures and training of our employees regarding compliance with applicable anti-corruption laws, trade sanctions laws and import/export laws. As part of this effort, we now undertake audits of our compliance performance in various countries. Our forward-looking statements assume that our compliance efforts will be successful and that we will comply with our internal policies and applicable laws regarding these issues. Our failure to do so could result in additional enforcement action in the future, the results of which could be material and adverse to us.

•	Political disturbances, war, or terrorist attacks and changes in global trade policies could adversely impact our operations. We operate in over 100 countries, and as such are at risk of various types of political activities, including acts of insurrections, war, terrorism, nationalization of assets and changes in trade policies. We have assumed there will be no material political disturbances or terrorist attacks and there will be no material changes in global trade policies that affect our business. Any further military action undertaken by the U.S. or other countries or political disturbances in the countries in which we conduct business could adversely affect our results of operations.

•	Current turmoil in the credit markets may reduce our access to capital or reduce the availability of financial risk-mitigation tools. The worldwide credit markets have experienced turmoil and uncertainty since mid-2008. Our forward-looking statements assume that the financial institutions that have committed to extend us credit will honor their commitments under our credit facilities. If one or more of those institutions becomes unwilling or unable to honor its commitments, our access to liquidity could be impaired and our cost of capital to fund growth could increase. We use interest-rate and foreign-exchange swap transactions with financial institutions to mitigate certain interest-rate and foreign-exchange risks associated with our capital structure and our business. Our forward-looking statements assume that those tools will continue to be available to us at prices we deem reasonable. However, the failure of any counter party to honor a swap agreement could reduce the availability of these financial risk-mitigation tools or could result in the loss of expected financial benefits. Our forward-looking statements assume that we will operate with lower capital expenditures in 2010 than in 2009. However, as the business climate changes and if attractive opportunities for organic or acquisitive growth become available, we may spend capital selectively above the amounts we have budgeted.

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
     We are currently exposed to market risk from changes in foreign currency and changes in interest rates. From time to time, we may enter into derivative financial instrument transactions to manage or reduce our market risk. A discussion of our market risk exposure in these financial instruments follows.
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
     In January 2010, the Venezuelan government announced its intention to devalue its currency and move to a two tier exchange structure. The official exchange rate moved from 2.15 to 2.60 for essential goods and from 2.15 to 4.30 for non-essential goods and services. Our Venezuelan entities maintain the U.S. dollar as their functional currency. In connection with this devaluation, we incurred a charge of $64 million for the remeasurement of our net monetary assets denominated in Venezuelan bolivars at the date of the devaluation, which was not tax deductible in Venezuela. We also recorded a $24 million tax benefit for local Venezuelan income tax purposes related to our net U.S. dollar-denominated monetary liability position in the country. As of June 30, 2010, we had a net monetary asset position denominated in Venezuelan bolivars of approximately $69 million comprised primarily of cash and accounts receivable. We are continuing to explore opportunities to reduce this exposure but should another devaluation occur in the future, we may be required to take further charges related to the remeasurement of our net monetary asset position. For example, if the Venezuela bolivar devalued by an additional 10% in the future, we would record a devaluation charge of approximately $6 million.
     Assets and liabilities of entities for which the functional currency is the local currency are translated into U.S. dollars using the exchange rates in effect at the balance sheet date, resulting in translation adjustments that are reflected in Accumulated Other Comprehensive Income (Loss) in the shareholders’ equity section on our Condensed Consolidated Balance Sheets. A portion of our net assets are impacted by changes in foreign currencies in relation to the U.S. dollar. We recorded a $153 million adjustment to reduce our equity account for the six months ended June 30, 2010 to reflect the net impact of the strengthening of the U.S. dollar against various foreign currencies.
     As of June 30, 2010, we had foreign currency forward and option contracts with notional amounts aggregating to $995 million, which were entered into to hedge exposure to currency fluctuations in various foreign currencies, including, but not limited to, the British pound sterling, the Canadian dollar, the euro and the Norwegian krone. The total estimated fair value of these contracts at June 30, 2010 resulted in a net liability of approximately $5 million. These derivative instruments were not designated as hedges, and the changes in fair value of the contracts are recorded each period in current earnings.
     We have cross-currency swaps between the U.S. dollar and Canadian dollar to hedge certain exposures to the Canadian dollar. At June 30, 2010, we had notional amounts outstanding of $215 million. The total estimated fair value of these contracts at June 30, 2010 resulted in a liability of $28 million. These derivative instruments were not designated as hedges and the changes in fair value of the contracts are recorded each period in current earnings.
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
     Our long-term borrowings that were outstanding at June 30, 2010 and December 31, 2009 subject to interest rate risk consist of the following:

	June 30, 2010		December 31, 2009
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
		(In millions)
6.625% Senior Notes due 2011	$352	$374	$353	$380
5.95% Senior Notes due 2012	599	643	599	648
5.15% Senior Notes due 2013	510	533	511	526
4.95% Senior Notes due 2013	253	266	253	263
5.50% Senior Notes due 2016	359	370	360	351
6.35% Senior Notes due 2017	600	635	600	647
6.00% Senior Notes due 2018	498	511	498	514
9.625% Senior Notes due 2019	1,034	1,215	1,034	1,236
6.50% Senior Notes due 2036	596	583	596	574
6.80% Senior Notes due 2037	298	288	298	303
7.00% Senior Notes due 2038	498	477	498	517
9.875% Senior Notes due 2039	247	298	247	326
     We have various other long-term debt instruments of $180 million at June 30, 2010, but believe the impact of changes in interest rates in the near term will not be material to these instruments. The carrying value of our short-term borrowings of $609 million at June 30, 2010 approximates their fair value.
     As it relates to our variable rate debt, if market interest rates average 1% more for the remainder of 2010 than the rates as of June 30, 2010, interest expense for the remainder of 2010 would increase by three million. This amount was determined by calculating the effect of the hypothetical interest rate on our variable rate debt. This sensitivity analysis assumes there are no changes in our financial structure.
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
     Amounts paid or received upon termination of interest rate swaps represent the fair value of the agreements at the time of termination and are recorded as an adjustment to the carrying value of the related debt. These amounts are amortized as a reduction (in the case of gains) or as an increase (in the case of losses) to interest expense over the remaining term of the debt.

     As of June 30, 2010 we had net unamortized gains of $65 million associated with interest rate swap terminations.

ITEM 4.	CONTROLS AND PROCEDURES
     At the end of the period covered by this Quarterly Report on Form 10-Q, we carried out an evaluation, under the supervision and with the participation of management, including the Chief Executive Officer (“CEO”) and the Chief Financial Officer (“CFO”), of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15 (e) and 15d-15 (e) under the Exchange Act). Based upon that evaluation, our CEO and CFO have concluded our disclosure controls and procedures are effective as of the end of the period covered by this report to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and that information relating to us (including our consolidated subsidiaries) required to be disclosed is accumulated and communicated to management, including the CEO and CFO, to allow timely decisions regarding required disclosure. Our management, including the CEO and CFO, identified no change in our internal control over financial reporting that occurred during our fiscal quarter ended June 30, 2010 that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.
PART II. OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS
See Note 14 to our condensed consolidated financial statements included elsewhere in this report.

ITEM 1A.	RISK FACTORS
     Except for the additional risk factors added or modified below, there have been no material changes during the quarter ended June 30, 2010 to the risk factors set forth in Part I, Item 1A in our Annual Report on Form 10-K for the year ended December 31, 2009 filed with the SEC on March 1, 2010.
     We have included additional risk factors in this Quarterly Report on Form 10-Q which are described below:
     Physical dangers are inherent in our operations and may expose us to significant potential losses. Personnel and property may be harmed during the process of drilling for oil and natural gas.
     Drilling for and producing hydrocarbons, and the associated products and services that we provide, include inherent dangers that may lead to property damage, personal injury, death or the discharge of hazardous materials into the environment. Many of these events are outside our control. Typically, we provide products and services at a well site where our personnel and equipment are located together with personnel and equipment of our customer and third parties, such as other service providers. At many sites, we depend on other companies and personnel to conduct drilling operations in accordance with appropriate safety standards. From time to time, personnel are injured or equipment or property is damaged or destroyed as a result of industrial accidents, failed equipment, faulty products or services, failure of safety measures, uncontained formation pressures, or other dangers inherent in drilling for oil and natural gas. Any of these events can be the result of human error. With increasing frequency, our products and services are deployed on more challenging prospects both onshore and offshore, where the occurrence of the types of events mentioned above can have an even more catastrophic impact on people, equipment and the environment. Such events may expose us to significant potential losses.
     We may not be fully indemnified against financial losses in all circumstances where damage to or loss of property, personal injury, death or environmental harm occur.
     As is customary in our industry, our contracts typically provide that our customers indemnify us for claims arising from the injury or death of their employees, the loss or damage of their equipment, damage to the reservoir and pollution emanating from the customer’s equipment or from the reservoir (including uncontained oil flow from a reservoir). Conversely, we typically indemnify our customers for claims arising from the injury or death of our employees, the loss or damage of our equipment, or pollution emanating from our equipment. Our contracts typically provide that our customer will indemnify us for claims arising from catastrophic events, such as a well blowout, fire or explosion.
     Our indemnification arrangements may not protect us in every case. For example, from time to time we may enter into contracts with less favorable indemnities or perform work without a contract that protects us; our indemnity arrangements may be held unenforceable in some courts and jurisdictions; or we may be subject to other claims brought by third parties or government agencies. Furthermore, the parties from which we seek indemnity may not be solvent, may become bankrupt, may lack resources or insurance to honor their indemnities, or may not otherwise be able to satisfy their indemnity obligations to us. The lack of enforceable indemnification could expose us to significant potential losses.
     Our business may be exposed to uninsured claims, and litigation might result in significant potential losses.
     In the ordinary course of business, we become the subject of various claims and litigation. For example, we have been named in a number of lawsuits because, along with other oilfield service companies, we provided products and services on the Deepwater Horizon in the Gulf of Mexico. We maintain liability insurance, which includes insurance against damage to people, equipment and the environment, up to maximum limits of $600 million, and subject to self-insured retentions and deductibles of $2 million, per occurrence.
     Our insurance policies are subject to exclusions, limitations, and other conditions and may not apply in all cases, for example where willful wrongdoing on our part is alleged. It is possible an unexpected judgment could be rendered against us in cases in which we could be uninsured and beyond the amounts we currently have reserved or anticipate incurring, and in some cases those potential losses could be material.
     Our insurance may not be sufficient to cover any particular loss, or our insurance may not cover all losses. For example, although we maintain product liability insurance, this type of insurance is limited in coverage and it is possible an adverse claim could arise in excess of our coverage. Finally, insurance rates have in the past been subject to wide fluctuation. In response to the recent catastrophic accident in the Gulf of Mexico, insurance rates are volatile and increasing, and some forms of insurance may become entirely unavailable in the future or unavailable on terms that we or our customers believe are economically acceptable. Reductions in coverage, changes in the insurance markets and accidents affecting our industry may result in further increases in our cost and higher deductibles and retentions in future years and may also result in reduced activity levels in certain markets. Any of these events would have an adverse impact on our financial performance.
     Our operations are subject to environmental and other laws and regulations that may expose us to significant liabilities and could reduce our business opportunities and revenues.
     We are subject to various federal, state and local laws and regulations relating to the energy industry in general and the environment in particular. An environmental claim could arise with respect to one or more of our current businesses, products or services, or a business or property that one of our predecessors owned or used, and such claims could involve material expenditures. Generally, environmental laws have in recent years become more stringent and have sought to impose greater liability on a larger number of potentially responsible parties. The scope of regulation of our industry and our products and services may increase further following recent events in the Gulf of Mexico, including possible increases in liabilities or funding requirements imposed by governmental agencies. A moratorium has been issued on new deepwater projects in the Gulf of Mexico, and we cannot anticipate how long the limitation may last or whether its scope could be expanded. In addition, members of the U.S. Congress are reviewing more stringent regulation of hydraulic fracturing, a technology which is used in one of our business segments, and regulators are investigating whether any chemicals used in the fracturing process might adversely affect groundwater. A significant portion of North American service activity today is directed at prospects that require hydraulic fracturing in order to produce hydrocarbons. Additional regulation could increase the costs of conducting our business and could materially reduce our business opportunities and revenues if our customers decrease their levels of activity in response to such regulation.
     We have added the following to our risk factor, “Our significant operations in foreign countries expose us to currency fluctuation risks or devaluation” included in our Annual Report on Form 10-K for the year ended December 31, 2009:

     In January 2010, the Venezuelan government announced its intention to devalue its currency and move to a two tier exchange structure. The official exchange moved from 2.15 to 2.60 for essential goods and 4.30 for non-essential goods and services. In connection with this devaluation, we incurred a charge of $64 million for the remeasurement of our net monetary assets denominated in Venezuelan bolivars at the date of the devaluation, which was not tax deductible. We also recorded a $24 million tax benefit for local Venezuelan income tax purposes related to our net U.S. dollar-denominated monetary liability position in the country. We currently utilize the 4.30 Venezuelan bolivar to U.S. dollar exchange rate. As of June 30, 2010, we had a net monetary asset position denominated in Venezuelan bolivars of approximately $69 million comprised primarily of cash and accounts receivable. We are continuing to explore opportunities to reduce this exposure but should another devaluation occur in the future, we may be required to take further charges related to the remeasurement of our net monetary asset position. For example, if the Venezuela bolivar devalued by an additional 10% in the future, we would record a devaluation charge of approximately $6 million.
     As a result of discussions with a customer, we are currently reviewing how the dual exchange rate might affect amounts we receive for our U.S. dollar-denominated receivables in Venezuela. We believe our contracts are legally enforceable and our customers continue to accept our invoices. However, if a negative outcome were to occur on this matter, the impact could be as high as a $30 million charge to our consolidated statement of operations.

ITEM 2.	UNREGISTERED SALES OF EQUITY IN SECURITIES AND USE OF PROCEEDS
     In December 2005, our Board of Directors approved a share repurchase program under which up to $1 billion of our outstanding common shares (now registered shares) could be purchased. Future purchases of our shares can be made in the open market or privately negotiated transactions, at the discretion of management and as market conditions and our liquidity position warrant. During the quarter ended June 30, 2010, we did not purchase any of our registered shares.
     Under our restricted share plan, employees may elect to have us withhold registered shares to satisfy minimum statutory federal, state and local tax withholding obligations arising on the vesting of restricted stock awards and exercise of options. When we withhold these shares, we are required to remit to the appropriate taxing authorities the market price of the shares withheld, which could be deemed a purchase of the registered shares by us on the date of withholding. During the quarter ended June 30, 2010, we withheld registered shares to satisfy these tax withholding obligations as follows:

Period	No. of Shares	Average Price
April 1 – April 30, 2010	111,133	$16.71
May 1 – May 31, 2010	28,913	15.66
June 1 – June 30, 2010	115,489	13.73

ITEM 6.	EXHIBITS
(a)	Exhibits:

Exhibit
Number	Description

3.1
Articles of Association of Weatherford International Ltd., a Swiss joint stock corporation, (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K (File No. 1-34258) filed June 23, 2010).

10.1
Second Amendment dated June 24, 2010 to Sale and Purchase Agreement between Weatherford International Ltd. and Novy Investments Limited dated May 29, 2009 (incorporated by reference to Exhibit 99.1 to the Registrant’s Current Report on Form 8-K (File No. 1-34258) filed June 28, 2010).

*10.2	Form of Performance Unit Award Agreement pursuant to Weather International Ltd. 2010 Omnibus Incentive Plan.

*31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

**32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

**32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed with this Form 10-Q

**	Furnished with this Form 10-Q

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
Chief Executive Officer
(Principal Executive Officer)

/s/ Andrew P. Becnel Andrew P. Becnel
Senior Vice President and Chief Financial Officer
(Principal Financial Officer)

/s/ Charles E. Geer, Jr. Charles E. Geer, Jr. Vice President – Financial Reporting
(Principal Accounting Officer)

Date: August 3, 2010