Form 10-Q/A
period 2010-06-30
Weatherford International Ltd./Switzerland
filed 2010-09-01
CIK 1453090

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

Explanatory Note
     The purpose of this Amendment No. 1 to our Quarterly Report on Form 10-Q for the period ended June 30, 2010, as filed with the Securities and Exchange Commission on August 3, 2010, is to furnish Exhibit 101 to the Form 10-Q as required by Rule 405 of Regulations S-T. Exhibit 101 to this report provides the following items from our Form 10-Q formatted in Extensible Business Reporting Language (XBRL): (i) the unaudited Condensed Consolidated Balance Sheets (ii) the unaudited Condensed Consolidated Statements of Income, (iii) the unaudited Condensed Consolidated Statements of Cash Flows, (iv) the unaudited Condensed Consolidated Statements of Comprehensive Income and (v) related notes to the unaudited Condensed Consolidated Financial Statements.
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

10.2
Form of Performance Unit Award Agreement pursuant to Weatherford International Ltd. 2010 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2010 (File No. 1-34258) filed August 3, 2010).

31.1
Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (incorporated by reference to Exhibit 31.1 to the Registrants Quarterly Report on Form 10-Q for the quarter ended June 30, 2010 (File No. 1-34258) filed August 3, 2010).

31.2
Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (incorporated by reference to Exhibit 31.2 to the Registrants Quarterly Report on Form 10-Q for the quarter ended June 30, 2010 (File No. 1-34258) filed August 3, 2010).

32.1
Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (incorporated by reference to Exhibit 32.1 to the Registrants Quarterly Report on Form 10-Q for the quarter ended June 30, 2010 (File No. 1-34258) filed August 3, 2010).

32.2
Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (incorporated by reference to Exhibit 32.2 to the Registrants Quarterly Report on Form 10-Q for the quarter ended June 30, 2010 (File No. 1-34258) filed August 3, 2010).

**101
The following materials from Weatherford International Ltd.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2010, formatted in XBRL (Extensible Business Reporting Language): (i) the unaudited Condensed Consolidated Balance Sheets, (ii) the unaudited Condensed Consolidated Statements of Income, (iii) the unaudited Condensed Consolidated Statements of Cash Flows, (iv) the unaudited Condensed Consolidated Statements of Comprehensive Income and (v) related notes to the unaudited Condensed Consolidated Financial Statements.

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
Vice President — Financial Reporting
(Principal Accounting Officer)

Date: September 1, 2010