Form 10-Q
period 2010-09-30
Weatherford International Ltd./Switzerland
filed 2010-11-02
CIK 1453090

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2010
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
001-34258
(Commission file number)
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
As of October 25, 2010, there were 741,424,789 shares of Weatherford registered shares, 1.16 Swiss francs par value per share, outstanding.

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK
ITEM 4. CONTROLS AND PROCEDURES
PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
ITEM 1A. RISK FACTORS
ITEM 2. UNREGISTERED SALES OF EQUITY IN SECURITIES AND USE OF PROCEEDS
ITEM 6. EXHIBITS
SIGNATURES
EX-4.1
EX-10.3
EX-31.1
EX-31.2
EX-32.1
EX-32.2
EX-101 INSTANCE DOCUMENT
EX-101 SCHEMA DOCUMENT
EX-101 CALCULATION LINKBASE DOCUMENT
EX-101 LABELS LINKBASE DOCUMENT
EX-101 PRESENTATION LINKBASE DOCUMENT
EX-101 DEFINITION LINKBASE DOCUMENT

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
WEATHERFORD INTERNATIONAL LTD. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except par value)

	September 30,	December 31,
	2010	2009
	(unaudited)
ASSETS
Current Assets:
Cash and Cash Equivalents	$951,382	$252,519
Accounts Receivable, Net of Allowance for Uncollectible Accounts of $24,477 and $20,466, Respectively	2,535,625	2,504,876
Inventories	2,493,289	2,239,762
Current Deferred Tax Assets	260,128	259,077
Other Current Assets	943,740	884,372

Total Current Assets	7,184,164	6,140,606

Property, Plant and Equipment, Net of Accumulated Depreciation of $4,026,775 and $3,438,248, Respectively	6,931,216	6,991,579
Goodwill	4,141,972	4,156,105
Other Intangible Assets, Net of Accumulated Amortization of $427,151 and $359,052, Respectively	741,796	778,786
Equity Investments	537,505	542,667
Other Assets	347,790	256,440

Total Assets	$19,884,443	$18,866,183

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Short-term Borrowings and Current Portion of Long-term Debt	$582,628	$869,581
Accounts Payable	1,200,627	1,002,359
Other Current Liabilities	984,857	924,948

Total Current Liabilities	2,768,112	2,796,888

Long-term Debt	6,694,963	5,847,258
Other Liabilities	434,843	423,333

Total Liabilities	9,897,918	9,067,479

Shareholders’ Equity:
Shares, CHF 1.16 Par Value: Authorized 1,137,670 Shares, Conditionally Authorized 379,223 Shares, Issued 758,447 Shares at September 30, 2010; Authorized 1,093,303 Shares, Conditionally Authorized 364,434 Shares, Issued 758,447 Shares at December 31, 2009	761,077	761,077
Capital in Excess of Par Value	4,682,827	4,642,800
Treasury Shares, Net	(565,464)	(616,048)
Retained Earnings	4,895,374	4,817,101
Accumulated Other Comprehensive Income	143,123	114,742

Weatherford Shareholders’ Equity	9,916,937	9,719,672
Noncontrolling Interests	69,588	79,032

Total Shareholders’ Equity	9,986,525	9,798,704

Total Liabilities and Shareholders’ Equity	$19,884,443	$18,866,183

The accompanying notes are an integral part of these condensed consolidated financial statements.

WEATHERFORD INTERNATIONAL LTD. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(UNAUDITED)
(In thousands, except per share amounts)

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
	2010	2009	2010	2009
Revenues:
Products	$910,653	$636,378	$2,522,867	$2,029,831
Services	1,623,504	1,513,501	4,787,809	4,371,021

	2,534,157	2,149,879	7,310,676	6,400,852

Costs and Expenses:
Cost of Products	640,752	526,960	1,817,693	1,621,196
Cost of Services	1,259,247	1,082,281	3,640,504	2,965,407
Research and Development	54,457	49,300	156,844	144,434
Selling, General and Administrative Attributable to Segments	254,072	287,453	1,009,915	892,822
Corporate General and Administrative	47,014	53,963	187,330	162,981

Operating Income	278,615	149,922	498,390	614,012

Other Expense:
Interest Expense, Net	(99,318)	(90,285)	(290,376)	(274,846)
Bond Tender Premium	(10,731)	—	(10,731)	—
Devaluation of Venezuelan Bolivar	—	—	(63,859)	—
Other, Net	(12,277)	(11,046)	(35,681)	(28,456)

Income Before Income Taxes	156,289	48,591	97,743	310,710
Benefit (Provision) for Income Taxes	(7,157)	34,369	(7,833)	(3,535)

Net Income	149,132	82,960	89,910	307,175

Net Income Attributable to Noncontrolling Interests	(4,286)	(5,586)	(11,637)	(23,018)

Net Income Attributable to Weatherford	$144,846	$77,374	$78,273	$284,157

Earnings Per Share Attributable to Weatherford:
Basic	$0.19	$0.11	$0.11	$0.40
Diluted	$0.19	$0.11	$0.10	$0.40

Weighted Average Shares Outstanding:
Basic	745,502	724,114	742,192	707,621
Diluted	751,394	735,109	748,382	715,719
The accompanying notes are an integral part of these condensed consolidated financial statements.

WEATHERFORD INTERNATIONAL LTD. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(In thousands)

	Nine Months
	Ended September 30,
	2010	2009
Cash Flows from Operating Activities:
Net Income	$89,910	$307,175
Adjustments to Reconcile Net Income to Net Cash Provided by Operating Activities:
Depreciation and Amortization	776,745	652,996
Employee Share-Based Compensation Expense	75,167	85,136
Deferred Income Tax Benefit	(112,053)	(209,864)
Devaluation of Venezuelan Bolivar	63,859	—
Supplemental Executive Retirement Plan	38,021	—
Revaluation of Contingent Consideration	(448)	(27,368)
Other, Net	42,302	(17,397)
Change in Operating Assets and Liabilities, Net of Effect of Businesses Acquired
Accounts Receivable	(71,920)	210,861
Inventories	(272,957)	(122,252)
Accounts Payable	176,284	(95,918)
Other	(67,334)	(508,323)

Net Cash Provided by Operating Activities	737,576	275,046

Cash Flows from Investing Activities:
Acquisitions of Businesses, Net of Cash Acquired	(58,417)	(4,749)
Capital Expenditures for Property, Plant and Equipment	(717,556)	(1,269,884)
Acquisition of Intellectual Property	(22,509)	(25,352)
Purchase of Equity Investments in Unconsolidated Affiliates	(1,750)	(26,999)
Proceeds from Sale of Assets and Businesses, Net	191,115	113,720
Other Investing Activities	41,840	—

Net Cash Used by Investing Activities	(567,277)	(1,213,264)

Cash Flows from Financing Activities:
Borrowings (Repayments) of Short-term Debt, Net	(841,058)	(237,549)
Borrowings (Repayments) of Long-term Debt, Net	1,396,553	1,230,262
Other Financing Activities, Net	(7,403)	9,046

Net Cash Provided by Financing Activities	548,092	1,001,759

Effect of Exchange Rate Changes on Cash and Cash Equivalents	(19,528)	4,656

Net Increase in Cash and Cash Equivalents	698,863	68,197
Cash and Cash Equivalents at Beginning of Period	252,519	238,398

Cash and Cash Equivalents at End of Period	$951,382	$306,595

Supplemental Cash Flow Information:
Interest Paid	$354,677	$304,623
Income Taxes Paid, Net of Refunds	257,605	325,920
The accompanying notes are an integral part of these condensed consolidated financial statements.

WEATHERFORD INTERNATIONAL LTD. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(UNAUDITED)
(In thousands)

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
	2010	2009	2010	2009
Net Income	$149,132	$82,960	$89,910	$307,175
Other Comprehensive Income:
Curtailment and Remeasurement of Supplemental Executive Retirement Plan	—	—	35,111	—
Amortization of Pension Components	173	1,936	1,819	6,464
Foreign Currency Translation Adjustment	143,587	146,155	(9,017)	306,377
Other	157	153	468	456

Comprehensive Income	293,049	231,204	118,291	620,472
Comprehensive Income Attributable to Noncontrolling Interests	(4,286)	(5,586)	(11,637)	(22,897)

Comprehensive Income Attributable to Weatherford	$288,763	$225,618	$106,654	$597,575

The accompanying notes are an integral part of these condensed consolidated financial statements.

WEATHERFORD INTERNATIONAL LTD. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
1. General
     The accompanying unaudited condensed consolidated financial statements of Weatherford International Ltd. and all majority-owned subsidiaries (the “Company”) are prepared in accordance with U.S. generally accepted accounting principles and include all adjustments of a normal recurring nature which, in the opinion of management, are necessary to present fairly our Condensed Consolidated Balance Sheet at September 30, 2010, Condensed Consolidated Statements of Income, Condensed Consolidated Statements of Comprehensive Income and Condensed Consolidated Statements of Cash Flows for the three and nine months ended September 30, 2010 and 2009. Although we believe the disclosures in these financial statements are adequate to make the interim information presented not misleading, certain information relating to our organization and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles have been condensed or omitted in this Form 10-Q pursuant to U.S. Securities and Exchange Commission (“SEC”) rules and regulations. These financial statements should be read in conjunction with the audited consolidated financial statements for the year ended December 31, 2009 and the related notes included in our Annual Report on Form 10-K. The results of operations for the three and nine months ended September 30, 2010 are not necessarily indicative of the results expected for the full year.
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
     In July 2009, we acquired the Oilfield Services Division (“OFS”) of TNK-BP. In this transaction, we acquired drilling, well workover and cementing services operations in West Siberia, East Siberia and the Volga-Urals region. We issued 24.3 million shares valued at approximately $450 million. Under our sale and purchase agreement dated May 29, 2009, if TNK-BP sold the shares it received in consideration for the transaction for a price less than $18.50 per share prior to June 29, 2010, we were obligated to pay TNK-BP additional consideration in an amount equal to the difference between the price at which the shares were sold and $18.50. On June 24, 2010, we entered into an amendment that modifies the provisions relating to the value guarantee mechanism to allow the parties additional

WEATHERFORD INTERNATIONAL LTD. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
time to settle the amount of consideration received by TNK-BP under the agreement. The settlement date has been extended from June 29, 2010 to the earlier of (a) December 1, 2010, or (b) 30 days after the third business day following our public announcement of our quarterly earnings for the third quarter of 2010. In addition, the base dollar amount used to calculate potential guarantee payments was increased from $18.50 to $19.50, and our option to pay the guarantee payment in stock was ended. From October 22 through October 29, 2010, TNK-BP and its affiliates had sold 12.2 million of our common shares in open market transactions at an average price of $17.07 per share. We currently expect TNK-BP and its affiliates to dispose of the remaining shares in a similar manner before expiration of the value guarantee on November 22, 2010. We finalized the valuation of the assets and liabilities acquired in the OFS acquisition during the third quarter of 2010.
     Accounting guidance for business combinations requires contingent consideration to be recognized at its acquisition date fair value. Based on the terms of the arrangement, we classified the contingent consideration for the OFS acquisition as a liability. Such liabilities are required to be remeasured to fair value at each reporting date until the contingency is resolved, with changes in fair value being recognized in earnings. We estimated the fair value of the contingent consideration for the OFS acquisition to be a liability of $84 million at the date of acquisition, $63 million at December 31, 2009 and $152 million at June 30, 2010. This liability was estimated to have a fair value of $62 million at September 30, 2010, resulting in the recognition of a gain of $90 million for the three months ended September 30, 2010, offsetting the $89 million loss incurred during the first six months of 2010. This gain was recorded in the Selling, General and Administrative Attributable to Segments line in the Condensed Consolidated Statements of Income. The valuation of the contingent consideration was determined using a lattice-based model incorporating the term of the contingency, the price of our shares over the relevant periods and the volatility of our stock price.
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
3. Inventories
     The components of inventory were as follows:

	September 30,	December 31,
	2010	2009
	(In thousands)
Raw materials, components and supplies	$366,969	$328,253
Work in process	116,250	115,564
Finished goods	2,010,070	1,795,945

	$2,493,289	$2,239,762

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
     During the three months ended September 30, 2010, we incurred a $76 million charge for revisions to our profitability estimates on our project management contracts in Mexico, where the client’s budget constraints triggered an activity decline to near zero and an expected modification to future drilling plans. As a result of this downturn, we performed an impairment test on our Latin America reporting unit and concluded that our goodwill in Latin America was not impaired.

WEATHERFORD INTERNATIONAL LTD. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
     The changes in the carrying amount of goodwill for the nine months ended September 30, 2010, were as follows:

		Middle East/	Europe/
	North	North	West Africa/	Latin
	America	Africa/ Asia	FSU	America	Total
			(In thousands)
As of December 31, 2009	$2,097,549	$698,896	$1,045,577	$314,083	$4,156,105
Acquisitions	4,109	24,058	2,837	—	31,004
Disposals	—	(712)	—	—	(712)
Purchase price and other adjustments	(546)	(643)	(42,905)	(6,364)	(50,458)
Foreign currency translation	11,667	6,682	(12,103)	(213)	6,033

As of September 30, 2010	$2,112,779	$728,281	$993,406	$307,506	$4,141,972

5. Short-term Borrowings and Current Portion of Long-term Debt
The components of short-term borrowings were as follows:

	September 30,	December 31,
	2010	2009
	(In thousands)
Revolving credit facilities	$—	$798,500
Other short-term bank loans	10,838	53,007

Total short-term borrowings	10,838	851,507
Current portion of long-term debt	571,790	18,074

Short-term borrowings and current portion of long-term debt	$582,628	$869,581

     In September 2010, we completed a $1.4 billion long-term debt offering comprised of (i) $800 million of 5.125% Senior Notes due in 2020 (“5.125% Senior Notes”) and (ii) $600 million of 6.75% Senior Notes due in 2040 (“6.75% Senior Notes”). Net proceeds of $1.386 billion were used to fund our bond tender offer that commenced in September 2010 and repay short-term borrowings on our revolving credit facilities.
     In September 2010, we commenced a cash tender offer for up to $700 million aggregate principal amount of specified series of our outstanding debt. Pursuant to the tender-offer terms, we repurchased $167 million of our 6.625% senior notes due 2011 in September 2010 and incurred an expense of $11 million for the premium we paid on the repurchase.
     In October 2010, we completed the tender offer by repurchasing $327 million and $206 million of our 5.95% senior notes due 2012 and 5.15% senior notes due 2013, respectively. We paid a $44 million premium on these bonds tendered and expect to incur a charge of approximately $42 million in the fourth quarter of 2010. The $533 million principal amounts repurchased in October 2010 are included in current portion of long-term debt in our Condensed Consolidated Balance Sheet at September 30, 2010.
     At September 30, 2010, we maintained two revolving credit facilities with syndicates of banks available for a combination of borrowings, support for our commercial paper program and issuances of letters of credit. These facilities allow for an aggregate availability of $1.75 billion and mature in May 2011. There were no outstanding borrowings on these facilities at September 30, 2010. There were $63 million in outstanding letters of credit under these facilities at September 30, 2010.
     These borrowing facilities require us to maintain a debt-to-capitalization ratio of less than 60% and contain other covenants and representations customary for an investment-grade commercial credit. We are in compliance with these covenants at September 30, 2010.

WEATHERFORD INTERNATIONAL LTD. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
     On October 15, 2010, the Company entered into a $1.75 billion unsecured revolving credit agreement (the “Credit Agreement”) with JPMorgan Chase Bank, N.A., as administrative agent. The Credit Agreement replaced our existing revolving credit facilities that were scheduled to mature in May 2011. The Credit Agreement has a scheduled maturity date of October 15, 2013, subject to extension, and can be used for a combination of borrowings, support for our commercial paper program and issuances of letters of credit. Consistent with our prior facilities, the Credit Agreement requires us to maintain a debt-to-capitalization ratio of less than 60%.
     We have a $1.5 billion commercial paper program under which we may from time to time issue short-term unsecured notes. At September 30, 2010, the commercial paper program is supported by our revolving credit facilities. There were no commercial paper borrowings outstanding at September 30, 2010.
     We have short-term borrowings with various domestic and international institutions pursuant to uncommitted facilities. At September 30, 2010, we had $11 million in short-term borrowings under these arrangements with a weighted average interest rate of 5%. In addition, we had $333 million of letters of credit and bid and performance bonds under these uncommitted facilities. The carrying value of our short-term borrowings approximates their fair value as of September 30, 2010.
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

WEATHERFORD INTERNATIONAL LTD. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
6. Financial Instruments
     Accounts Receivable Factoring
     We have entered into an accounts receivable sales program to sell accounts receivable related to Latin America to third party financial institutions. One of our subsidiaries sold approximately $350 million under this program during the second and third quarter of 2010. We received cash totaling $320 million and recognized a loss of $5 million on these sales. These transactions qualified for sale accounting under the accounting standards. The remainder of the amounts due to us was recorded as other receivables in the Condensed Consolidated Balance Sheet at September 30, 2010. The initial proceeds received on the sale are included in operating cash flows in our Condensed Consolidated Statement of Cash Flows.
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
     The following table presents our non-derivative assets and liabilities that are measured and recognized at fair value on a recurring basis classified under the appropriate level of the fair value hierarchy as of September 30, 2010 and December 31, 2009:

	September 30, 2010
	Level 1	Level 2	Level 3	Total
		(In thousands)
Other Assets:
Other investments	$—	$—	$—	$—
Other Current Liabilities:
Contingent consideration on acquisition (See Note 2)	—	—	62,315	62,315

	December 31, 2009
	Level 1	Level 2	Level 3	Total
		(In thousands)
Other Assets:
Other investments	$—	$40,822	$—	$40,822
Other Current Liabilities:
Contingent consideration on acquisition (See Note 2)	—	—	62,763	62,763
     During the first quarter of 2010, we received proceeds of approximately $42 million from the redemption of our other investments recorded at fair value at December 31, 2009. The proceeds are included in investing activities in the Condensed Consolidated Statement of Cash Flows for the period ended September 30, 2010.

WEATHERFORD INTERNATIONAL LTD. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
     The following table provides a summary of changes in fair value of our Level 3 financial liability for the three and nine months ended September 30, 2010:

	Three	Nine
	Months Ended	Months Ended
	September 30,	September 30,
	2010	2010
	(In thousands)
Balance at beginning of period	$152,326	$62,763
Unrealized gain on contingent consideration on acquisition included in earnings	(90,011)	(448)

Balance at end of period	$62,315	$62,315

     The related gain recorded during the first nine months of 2010 is included in the Selling, General and Administrative Attributable to Segments line in the Condensed Consolidated Statements of Income.
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
     The fair value and carrying value of our long-term debt and current portion of long-term debt is as follows:

	September 30,	December 31,
	2010	2009
	(In thousands)
Fair value	$7,989,214	$6,303,203
Carrying value	7,266,753	5,865,332
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

WEATHERFORD INTERNATIONAL LTD. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
     Interest Rate Swaps
     We use interest rate swaps to help mitigate exposures related to interest rate movements. Amounts paid or received upon termination of interest rate swaps accounted for as fair value hedges represent the fair value of the agreements at the time of termination and are recorded as an adjustment to the carrying value of the related debt. These amounts are amortized as a reduction (in the case of gains) or as an increase (in the case of losses) to interest expense over the remaining term of the debt. As of September 30, 2010, we had net unamortized gains of $61 million associated with interest rate swap terminations.
     Cash Flow Hedges
     In 2008, we entered into interest rate derivative instruments to hedge projected exposures to interest rates in anticipation of a debt offering. Those hedges were terminated at the time of the issuance of the debt, and the loss on these hedges is being amortized from Accumulated Other Comprehensive Income to interest expense over the remaining term of the debt. As of September 30, 2010, we had net unamortized losses of $13 million associated with our cash flow hedge terminations.
     Other Derivative Instruments
     As of September 30, 2010, we had foreign currency forward contracts with notional amounts aggregating to $1,039 million, which were entered into to hedge exposure to currency fluctuations in various foreign currencies, including, but not limited to, the British pound sterling, the Canadian dollar, the euro and the Norwegian krone. The total estimated fair value of these contracts at September 30, 2010, resulted in a net liability of approximately $17 million. These derivative instruments were not designated as hedges and the changes in fair value of the contracts are recorded each period in Other, Net in the accompanying Condensed Consolidated Statements of Income.
     We have cross-currency swaps between the U.S. dollar and Canadian dollar to hedge certain exposures to the Canadian dollar. At September 30, 2010, we had notional amounts outstanding of $215 million. The total estimated fair value of these contracts at September 30, 2010, resulted in a liability of $28 million. These derivative instruments were not designated as hedges and the changes in fair value of the contracts are recorded each period in Other, Net in the accompanying Condensed Consolidated Statements of Income.
     The fair values of outstanding derivative instruments are summarized as follows:

	September 30,	December 31,
	2010	2009	Classifications
	(In thousands)
Derivative assets not designated as hedges:
Foreign exchange contracts	$4,323	$9,831	Other Current Assets
Derivative liabilities not designated as hedges:
Foreign exchange contracts	20,854	18,939	Other Current Liabilities
Cross-currency swap contracts	28,448	26,170	Other Liabilities
8. Income Taxes
     For the three months ended September 30, 2010, we had a tax provision of $7 million on income before taxes of $156 million. Our income before taxes for the three months ended September 30, 2010 includes a $90 million gain on the fair value adjustment to the put option issued in connection with the OFS acquisition for which no tax expense has been recorded. For the nine months ended September 30, 2010, we had a tax provision of $8 million on income before taxes of $98 million. Our income before taxes for the nine months ended September 30, 2010 includes a curtailment expense on our Supplemental Executive Retirement Plan (“SERP”) for which no related tax benefit was recorded, partially offset by a tax benefit related to the devaluation of the Venezuelan bolivar. For the three months ended September 30, 2009, we had a tax benefit of $34 million. This benefit primarily related to a true-up of our effective tax rate to 1.1% year-to-date at September 30, 2009.

WEATHERFORD INTERNATIONAL LTD. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
9. Shareholders’ Equity
     The following summarizes our shareholders’ equity activity for the nine months ended September 30, 2010 and 2009:

			Noncontrolling
	Total	Company	Interests in
	Shareholders’	Shareholders’	Consolidated
	Equity	Equity	Subsidiaries
	(In thousands)
Balance at December 31, 2009	$9,798,704	$9,719,672	$79,032
Comprehensive Income:
Net Income	89,910	78,273	11,637
Curtailment and Remeasurement of Supplemental Executive Retirement Plan	35,111	35,111	—
Amortization of Pension Components	1,819	1,819	—
Foreign Currency Translation Adjustments	(9,017)	(9,017)	—
Other	468	468	—

Comprehensive Income	118,291	106,654	11,637
Transactions with Shareholders	90,611	90,611	—
Dividends Paid to Noncontrolling Interests	(21,378)	—	(21,378)
Other	297	—	297

Balance at September 30, 2010	$9,986,525	$9,916,937	$69,588

			Noncontrolling
	Total	Company	Interests in
	Shareholders’	Shareholders’	Consolidated
	Equity	Equity	Subsidiaries
	(In thousands)
Balance at December 31, 2008	$8,366,049	$8,285,648	$80,401
Comprehensive Income:
Net Income	307,175	284,157	23,018
Amortization of Pension Components	6,464	6,464	—
Foreign Currency Translation Adjustments	306,377	306,498	(121)
Other	456	456	—

Comprehensive Income	620,472	597,575	22,897
Transactions with Shareholders	752,005	752,005	—
Dividends Paid to Noncontrolling Interests	(25,047)	—	(25,047)
Other	3,118	—	3,118

Balance at September 30, 2009	$9,716,597	$9,635,228	$81,369

10. Earnings Per Share
     Basic earnings per share for all periods presented equals net income divided by the weighted average number of our shares outstanding during the period. Diluted earnings per share is computed by dividing net income by the weighted average number of our shares outstanding during the period, adjusted for the dilutive effect of our stock options, restricted shares, performance units and our outstanding warrants. Our diluted earnings per share calculation excludes three million potential shares for the three and nine months ended September 30, 2010, three million potential shares for the three months ended September 30, 2009 and nine million potential shares for the nine months ended September 30, 2009, due to their antidilutive effect.

WEATHERFORD INTERNATIONAL LTD. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
     The following reconciles basic and diluted weighted average of shares outstanding:

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
	2010	2009	2010	2009
	(In thousands)
Basic weighted average shares outstanding	745,502	724,114	742,192	707,621
Dilutive effect of:
Warrants	553	3,163	801	1,756
Stock options and restricted shares	5,339	7,832	5,389	6,342

Diluted weighted average shares outstanding	751,394	735,109	748,382	715,719

11. Share-Based Compensation
     In June 2010, the Weatherford International Ltd. 2010 Omnibus Incentive Plan (“2010 Omnibus Plan”) was approved by our shareholders. This plan permits the grant of options, stock appreciation rights, restricted share awards, restricted share units, performance share awards, performance unit awards, other share-based awards and cash-based awards to any employee, non-employee director and other individual service providers or any affiliate. The 2010 Omnibus Plan is similar to our 2006 Omnibus Plan. The aggregate number of shares available for grant under this plan is 10,144,000.
     During the nine months ended September 30, 2010, we issued one million performance units, which will vest ratably over a three-year period assuming continued employment and if the Company meets certain market-based performance goals. The performance units have a weighted-average grant date fair value of $12.41 based on the Monte Carlo simulation method.
     We recognized the following employee share-based compensation expense during the three and nine months ended September 30, 2010 and 2009:

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
	2010	2009	2010	2009
	(In thousands)
Share-based compensation	$25,298	$30,090	$75,167	$85,136
Related tax benefit	8,854	10,532	26,308	29,798
     During the nine months ended September 30, 2010, we granted one million restricted share awards and units at a weighted average grant date fair value of $15.97 per share.
     As of September 30, 2010, there was $177 million of total unrecognized compensation cost related to our unvested stock options, restricted share grants, and performance units. This cost is expected to be recognized over a weighted average period of two years.

WEATHERFORD INTERNATIONAL LTD. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
12. Retirement and Employee Benefit Plans
     We have defined benefit pension and other postretirement benefit plans covering certain employees. The components of net periodic benefit cost for the three and nine months ended September 30, 2010 and 2009 were as follows:

	Three Months Ended September 30,
	2010		2009
	United		United
	States	International	States	International
	(In thousands)
Service cost	$—	$1,450	$891	$1,778
Interest cost	765	1,797	1,892	1,772
Expected return on plan assets	(149)	(1,172)	(166)	(1,043)
Amortization of prior service cost (credit)	—	(14)	997	(13)
Amortization of loss	225	41	1,617	249

Net periodic benefit cost	$841	$2,102	$5,231	$2,743

	Nine Months Ended September 30,
	2010		2009
	United		United
	States	International	States	International
	(In thousands)
Service cost	$978	$4,415	$2,672	$5,063
Interest cost	3,921	5,373	5,677	5,022
Expected return on plan assets	(447)	(3,514)	(497)	(2,976)
Amortization of transition obligation	—	—	—	(1)
Amortization of prior service cost (credit)	1,534	(40)	2,990	(36)
Amortization of loss	1,139	122	4,851	712
Curtailment/settlement loss	35,453	—	1,063	—

Net periodic benefit cost	$42,578	$6,356	$16,756	$7,784

     Our SERP was amended effective March 31, 2010 to freeze the benefits under the plan. This resulted in the net curtailment loss shown above. The projected benefit obligation of the SERP after recording the curtailment charge in the first quarter of 2010 was $100 million.
     In April 2010, one executive in the plan left the Company and a distribution payment of $11 million was made. Three additional executives left the Company in June 2010, and we expect to pay out approximately $21 million for their SERP benefits in the fourth quarter of 2010 and incur a settlement charge of approximately $2 million.
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
     At September 30, 2010, the projected benefit obligation of the SERP is $100 million and is primarily comprised of the $76 million to be paid in shares and the $21 million to be paid in cash in the fourth quarter of 2010.
     We previously disclosed in our financial statements for the year ended December 31, 2009, that we expected to contribute approximately $7 million to our pension and other postretirement benefit plans during 2010. As of September 30, 2010, we have contributed approximately $7 million to these plans and anticipate total annual contributions to approximate original estimates previously disclosed.

WEATHERFORD INTERNATIONAL LTD. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
13. Segment Information
     Financial information by segment is summarized below. Revenues are attributable to countries based on the ultimate destination of the sale of products or performance of services.

	Three Months Ended September 30, 2010
	Net	Income	Depreciation	Total Assets at
	Operating	from	and	September 30,
	Revenues	Operations	Amortization	2010
		(In thousands)
North America	$1,098,757	$201,516	$81,843	$6,446,335
Middle East/North Africa/Asia	603,249	68,197	75,968	4,757,236
Europe/West Africa/FSU	495,800	60,825	58,847	3,763,873
Latin America (a)	336,351	(34,484)	46,527	2,752,967

	2,534,157	296,054	263,185	17,720,411
Corporate and Research and Development (b)	—	(96,426)	5,911	2,164,032
Revaluation of Contingent Consideration	—	90,011	—	—
Other (c)	—	(11,024)	—	—

Total	$2,534,157	$278,615	$269,096	$19,884,443

	Three Months Ended September 30, 2009
	Net	Income	Depreciation	Total Assets at
	Operating	from	and	December 31,
	Revenues	Operations	Amortization	2009
		(In thousands)
North America	$620,496	$33,259	$79,737	$6,357,021
Middle East/North Africa/Asia	600,110	101,943	65,771	4,568,310
Europe/West Africa/FSU	404,390	44,468	44,864	3,601,031
Latin America	524,883	54,343	43,403	3,122,902

	2,149,879	234,013	233,775	17,649,264
Corporate and Research and Development	—	(93,572)	4,134	1,216,919
Revaluation of Contingent Consideration	—	27,368	—	—
Other (d)	—	(17,887)	—	—

Total	$2,149,879	$149,922	$237,909	$18,866,183

(a)	The three months ended September 30, 2010 includes a $76 million charge for revisions to our profitability estimates on our project management contracts in Mexico where the client’s budget constraints triggered an activity decline to near zero and an expected modification to future drilling plans.

(b)	Total assets at September 30, 2010 include the remaining cash proceeds from the September 2010 debt offering. This cash was subsequently used to repurchase the remaining bonds tendered in October 2010.

(c)	The three months ended September 30, 2010 includes $8 million for severance and facility closure costs and $3 million for legal and professional fees incurred in connection with our on-going investigations.

(d)	The three months ended September 30, 2009 includes $9 million for legal and professional fees incurred in connection with on-going investigations by the U.S. government and $9 million for severance charges associated with reorganization activities.

WEATHERFORD INTERNATIONAL LTD. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

	Nine Months Ended September 30, 2010
	Net	Income	Depreciation
	Operating	from	and
	Revenues	Operations	Amortization
		(In thousands)
North America	$2,910,744	$443,204	$243,543
Middle East/North Africa/Asia	1,769,005	229,002	223,397
Europe/West Africa/FSU	1,456,275	162,187	159,863
Latin America (e)	1,174,652	34,579	133,759

	7,310,676	868,972	760,562
Corporate and Research and Development	—	(288,665)	16,183
Revaluation of Contingent Consideration	—	448	—
Other (f)	—	(82,365)	—

Total	$7,310,676	$498,390	$776,745

	Nine Months Ended September 30, 2009
	Net	Income	Depreciation
	Operating	from	and
	Revenues	Operations	Amortization
		(In thousands)
North America	$2,029,264	$155,586	$232,088
Middle East/North Africa/Asia	1,774,964	359,522	184,326
Europe/West Africa/FSU	1,138,201	182,025	114,732
Latin America	1,458,423	232,319	109,816

	6,400,852	929,452	640,962
Corporate and Research and Development	—	(269,139)	12,034
Revaluation of Contingent Consideration	—	27,368	—
Other (g)	—	(73,669)	—

Total	$6,400,852	$614,012	$652,996

(e)	The nine months ended September 30, 2010 includes a $76 million charge for revisions to our profitability estimates on our project management contracts in Mexico.

(f)	The nine months ended September 30, 2010 includes a $38 million charge related to our SERP which was frozen on March 31, 2010, $44 million for severance and facility closure costs and $5 million for legal and professional fees incurred in connection with our on-going investigations. These charges were offset by a $5 million benefit related to the reversal of prior cost accruals for our exit from certain sanctioned countries.

(g)	The nine months ended September 30, 2009 includes $36 million for legal and professional fees incurred in connection with on-going investigations by the U.S. government, $34 million for severance and facility closure costs associated with reorganization activities and $4 million in costs related to the Company’s withdrawal from certain sanctioned countries.

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

WEATHERFORD INTERNATIONAL LTD. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
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
     During the nine months ended September 30, 2010 and 2009, we incurred $5 million and $36 million, respectively, in connection with these on-going investigations.
     Macondo Litigation
     On April 20, 2010, the Deepwater Horizon rig operating under contract with BP at the Macondo well in the Gulf of Mexico exploded and sank, resulting in 11 deaths, several injuries and significant damages to property and the environment.
     Weatherford provided the following services and products to BP on the Macondo well: (1) connected and tightened four intermediate casing strings and one tapered production string (“long string”); (2) furnished a liner hanger on one casing string; (3) furnished centralizers, most of which were not used in the well, and (4) provided float equipment on the long string. The float equipment consisted of a reamer shoe, a float collar and wiper plugs. The float collar is designed to control backflow or ingress of the cement through the shoe track while the cement hardens. At the time of the explosion, Weatherford had two employees on the Deepwater Horizon; they sustained minor injuries.
     Weatherford has been named, along with BP and other defendants, in several dozen lawsuits involving pollution damage claims and in several other suits where plaintiffs allege wrongful death and other personal injuries. The pollution damage complaints generally refer to the Oil Pollution Act of 1990 (“OPA”) and allege, among other things, negligence and gross negligence by Weatherford and other defendants. They allege that Weatherford and the other defendants are responsible for property damage, trespass, nuisance and economic loss as a result of environmental pollution and generally seek awards of unspecified economic, compensatory, and punitive damages, as well as injunctive relief. Additional lawsuits may be filed in the future relating to the Macondo incident.
     Weatherford was not designated as a “Responsible Party,” as that term is defined by OPA. Therefore, Weatherford was not charged with responsibility for cleaning up the oil or handling any claims. The Responsible Party may make a claim for contribution against any other party it alleges contributed to the oil spill. Since Weatherford has not been named a Responsible Party, we intend to seek to be dismissed from any and all OPA-related claims and to seek indemnity from any and all liability under OPA.
     In the master service contract between BP and Weatherford, under which Weatherford provided products and services to BP related to the Macondo well, BP agreed to “save, indemnify, release, defend and hold harmless [Weatherford, its subcontractors and their affiliates, directors, officers and employees] from and against any claim of whatsoever nature arising from pollution and/or contamination including without limitation such pollution or contamination from the reservoir”. BP further agreed to “save, indemnify, release, defend and hold harmless [Weatherford, its subcontractors and their affiliates, directors, officers and employees] from and against any claims, losses, damages, costs (including legal costs) expenses and liabilities resulting from...blowout, fire, explosion, cratering or any uncontrolled well condition (including the costs to control a wild well and the removal of debris)”. These indemnity provisions include direct claims asserted against Weatherford by third parties and any claim by BP for contribution under OPA. These indemnities apply regardless of the cause of the condition giving rise to the claim. The indemnities exclude claims for injury to Weatherford’s employees and subcontractors. However, as injuries to our two employees were minor, we do not anticipate any significant liabilities with respect to our employees.
     We believe that the indemnification obligations of BP are valid and enforceable. However, BP may seek to avoid its indemnification obligations. Should a court determine that the wrongful death and personal injury indemnity provisions are unenforceable, Weatherford might be liable for injuries to, or the death of, BP personnel

WEATHERFORD INTERNATIONAL LTD. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
and personnel of third party contractors if a case is adversely determined. The cause of the Macondo incident remains under investigation and has yet to be determined.
     If BP were to avoid its indemnities regarding personal injury and a case is adversely determined against Weatherford with respect to the Macondo incident, Weatherford believes its exposure to personal injury/death claims is within the limits of its insurance coverage. Weatherford has a self-insured retention of $2 million. Above that amount, Weatherford has aggregate liability insurance coverage with limits of $303 million. All relevant insurers have been put on notice. No insurer has denied coverage nor issued a reservation of rights letter. Weatherford has met individually with its insurers to discuss this matter. Weatherford believes all claims for personal injury made against Weatherford, even if they are not covered by indemnity from BP, are covered under its various liability insurance policies, up to the $303 million in limits.
     Weatherford is cooperating fully with the investigations of the accident initiated by various agencies of the U.S. Government and, to the extent requested, has responded to several subpoenas, information and document requests, and requests for testimony of employees.
     We do not expect that we will have liability for these claims, but the litigation surrounding these matters is complex and likely to continue for some time, and the damages claimed are significant. We cannot predict the ultimate outcome of these claims.
     Shareholder Litigation
     In June and July 2010, shareholders filed suit in Weatherford’s name against those directors in place before June 2010 and certain current and former members of management relating to the U.S. government and internal investigations disclosed above and in our SEC filings since 2007. We will investigate these claims appropriately. We cannot predict the ultimate outcome of these claims.
     Other Disputes
     As a result of discussions with a customer, we are currently reviewing how the dual exchange rate might affect amounts we receive for our U.S. dollar-denominated receivables in Venezuela. We believe our contracts are legally enforceable and our customers continue to accept our invoices. However, if a negative outcome were to occur on this matter, the impact could be as high as a $38 million charge to our consolidated statement of operations.
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

WEATHERFORD INTERNATIONAL LTD. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
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
     The following obligations of Weatherford Delaware were guaranteed by Weatherford Bermuda at September 30, 2010 and December 31, 2009: (i) the 6.625% Senior Notes, (ii) the 5.95% Senior Notes, (iii) the 6.35% Senior Notes and (iv) the 6.80% Senior Notes.
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
     In September 2010, Weatherford Bermuda issued $800 million of 5.125% Senior Notes due 2020 and $600 million of 6.75% Senior Notes due 2040, both of which are guaranteed by Weatherford Delaware. As a result of these transactions, the following obligations of Weatherford Bermuda were guaranteed by Weatherford Delaware at September 30, 2010: (i) the revolving credit facilities, (ii) the 4.95% Senior Notes, (iii) the 5.50% Senior Notes, (iv) the 6.50% Senior Notes, (v) the 5.15% Senior Notes, (vi) the 6.00% Senior Notes, (vii) the 7.00% Senior Notes, (viii) the 9.625% Senior Notes, (ix) the 9.875% Senior Notes, (x) the 5.125% Senior Notes, (xi) the 6.75% Senior Notes and (x) issuances of notes under the commercial paper program.
     As a result of the guarantee arrangements, we are required to present the following condensed consolidating financial information. The accompanying guarantor financial information is presented on the equity method of accounting for all periods presented. Under this method, investments in subsidiaries are recorded at cost and adjusted for our share in the subsidiaries’ cumulative results of operations, capital contributions and distributions and other changes in equity. Elimination entries relate primarily to the elimination of investments in subsidiaries and associated intercompany balances and transactions.

WEATHERFORD INTERNATIONAL LTD. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
Condensed Consolidating Balance Sheet
September 30, 2010
(unaudited)
(In thousands)

				Other
	Parent	Bermuda	Delaware	Subsidiaries	Eliminations	Consolidation
ASSETS

Current Assets:
Cash and Cash Equivalents	$4,966	$343,053	$281,677	$321,686	$—	$951,382
Other Current Assets	9,654	5,794	99,766	6,117,568	—	6,232,782

Total Current Assets	14,620	348,847	381,443	6,439,254	—	7,184,164

Equity Investments in Affiliates	9,293,417	15,479,291	7,111,564	11,438,346	(43,322,618)	—
Shares Held in Parent	—	—	96,663	468,801	(565,464)	—
Intercompany Receivables, Net	—	2,217,952	598,376	—	(2,816,328)	—
Other Assets	8,508	37,177	232,212	12,422,382	—	12,700,279

Total Assets	$9,316,545	$18,083,267	$8,420,258	$30,768,783	$(46,704,410)	$19,884,443

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current Liabilities:
Short-term Borrowings and Current Portion of Long-term Debt	$—	$221,435	$342,605	$18,588	$—	$582,628
Accounts Payable and Other Current Liabilities	88,064	72,748	137,090	1,887,582	—	2,185,484

Total Current Liabilities	88,064	294,183	479,695	1,906,170	—	2,768,112

Long-term Debt	—	5,167,966	1,515,025	11,972	—	6,694,963
Intercompany Payables, Net	162,982	—	—	2,653,346	(2,816,328)	—
Other Long-term Liabilities	5,188	79,272	2,163	348,220	—	434,843

Total Liabilities	256,234	5,541,421	1,996,883	4,919,708	(2,816,328)	9,897,918

Weatherford Shareholders’ Equity	9,060,311	12,541,846	6,423,375	25,779,487	(43,888,082)	9,916,937
Noncontrolling Interests	—	—	—	69,588	—	69,588

Total Liabilities and Shareholders’ Equity	$9,316,545	$18,083,267	$8,420,258	$30,768,783	$(46,704,410)	$19,884,443

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

WEATHERFORD INTERNATIONAL LTD. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
Condensed Consolidating Statements of Income
Three Months Ended September 30, 2010
(unaudited)
(In thousands)

				Other
	Parent	Bermuda	Delaware	Subsidiaries	Eliminations	Consolidation
Revenues	$—	$—	$—	$2,534,157	$—	$2,534,157
Costs and Expenses	52,508	(724)	(716)	(2,306,610)	—	(2,255,542)

Operating Income (Loss)	52,508	(724)	(716)	227,547	—	278,615

Other Income (Expense):
Interest Income (Expense), Net	(35)	(68,429)	(30,430)	(424)	—	(99,318)
Bond Tender Premium	—	—	(10,731)	—	—	(10,731)
Devaluation of Venezuelan Bolivar	—	—	—	—	—	—
Intercompany Charges, Net	(10,603)	543	(44,386)	54,446	—	—
Equity in Subsidiary Income (Loss)	102,951	143,625	192,264	—	(438,840)	—
Other, Net	25	27,940	(237)	(40,005)	—	(12,277)

Income (Loss) Before Income Taxes	144,846	102,955	105,764	241,564	(438,840)	156,289
Provision for Income Taxes	—	(4)	37,861	(45,014)	—	(7,157)

Net Income (Loss)	144,846	102,951	143,625	196,550	(438,840)	149,132
Noncontrolling Interests	—	—	—	(4,286)	—	(4,286)

Net Income (Loss) Attributable to Weatherford	$144,846	$102,951	$143,625	$192,264	$(438,840)	$144,846

Condensed Consolidating Statements of Income
Three Months Ended September 30, 2009
(unaudited)
(In thousands)

				Other
	Parent	Bermuda	Delaware	Subsidiaries	Eliminations	Consolidation
Revenues	$—	$—	$—	$2,149,879	$—	$2,149,879
Costs and Expenses	(1,356)	(5,176)	(448)	(1,992,977)	—	(1,999,957)

Operating Income (Loss)	(1,356)	(5,176)	(448)	156,902	—	149,922

Other Income (Expense):
Interest Income (Expense), Net	—	(61,397)	(28,762)	(126)	—	(90,285)
Intercompany Charges, Net	(27,786)	1,291	(38,486)	64,981	—	—
Equity in Subsidiary Income	106,505	117,671	154,862	—	(379,038)	—
Other, Net	11	54,116	(23)	(65,150)	—	(11,046)

Income (Loss) Before Income Taxes	77,374	106,505	87,143	156,607	(379,038)	48,591
Provision for Income Taxes	—	—	30,528	3,841	—	34,369

Net Income (Loss)	77,374	106,505	117,671	160,448	(379,038)	82,960
Noncontrolling Interests	—	—	—	(5,586)	—	(5,586)

Net Income (Loss) Attributable to Weatherford	$77,374	$106,505	$117,671	$154,862	$(379,038)	$77,374

WEATHERFORD INTERNATIONAL LTD. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
Condensed Consolidating Statements of Income
Nine Months Ended September 30, 2010
(unaudited)
(In thousands)

				Other
	Parent	Bermuda	Delaware	Subsidiaries	Eliminations	Consolidation
Revenues	$—	$—	$—	$7,310,676	$—	$7,310,676
Costs and Expenses	(42,384)	(43,352)	(1,967)	(6,724,583)	—	(6,812,286)

Operating Income (Loss)	(42,384)	(43,352)	(1,967)	586,093	—	498,390

Other Income (Expense):
Interest Income (Expense), Net	(982)	(198,470)	(88,456)	(2,468)	—	(290,376)
Bond Tender Premium	—	—	(10,731)	—	—	(10,731)
Devaluation of Venezuelan Bolivar	—	—	—	(63,859)	—	(63,859)
Intercompany Charges, Net	(21,971)	2,289	(130,257)	149,939	—	—
Equity in Subsidiary Income	143,641	197,987	357,361	—	(698,989)	—
Other, Net	(31)	185,191	(646)	(220,195)	—	(35,681)

Income (Loss) Before Income Taxes	78,273	143,645	125,304	449,510	(698,989)	97,743
Provision for Income Taxes	—	(4)	72,683	(80,512)	—	(7,833)

Net Income (Loss)	78,273	143,641	197,987	368,998	(698,989)	89,910
Noncontrolling Interests	—	—	—	(11,637)	—	(11,637)

Net Income (Loss) Attributable to Weatherford	$78,273	$143,641	$197,987	$357,361	$(698,989)	$78,273

Condensed Consolidating Statements of Income
Nine Months Ended September 30, 2009
(unaudited)
(In thousands)

				Other
	Parent	Bermuda	Delaware	Subsidiaries	Eliminations	Consolidation
Revenues	$—	$—	$—	$6,400,852	$—	$6,400,852
Costs and Expenses	(2,094)	(15,767)	(1,324)	(5,767,655)	—	(5,786,840)

Operating Income (Loss)	(2,094)	(15,767)	(1,324)	633,197	—	614,012

Other Income (Expense):
Interest Income (Expense), Net	—	(191,515)	(85,928)	2,597	—	(274,846)
Intercompany Charges, Net	(27,803)	5,095	(98,587)	121,295	—	—
Equity in Subsidiary Income	314,049	366,159	487,370	—	(1,167,578)	—
Other, Net	5	150,077	(356)	(178,182)	—	(28,456)

Income (Loss) from Continuing Operations Before Income Taxes	284,157	314,049	301,175	578,907	(1,167,578)	310,710
Provision for Income Taxes	—	—	64,984	(68,519)	—	(3,535)

Net Income (Loss)	284,157	314,049	366,159	510,388	(1,167,578)	307,175
Noncontrolling Interests	—	—	—	(23,018)	—	(23,018)

Net Income (Loss) Attributable to Weatherford	$284,157	$314,049	$366,159	$487,370	$(1,167,578)	$284,157

WEATHERFORD INTERNATIONAL LTD. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
Condensed Consolidating Statement of Cash Flows
Nine Months Ended September 30, 2010
(unaudited)
(In thousands)

				Other
	Parent	Bermuda	Delaware	Subsidiaries	Eliminations	Consolidation
Cash Flows from Operating Activities:
Net Income (Loss)	$78,273	$143,641	$197,987	$368,998	$(698,989)	$89,910
Adjustments to Reconcile Net Income (Loss) to Net Cash Provided (Used) by Operating Activities:
Charges from Parent or Subsidiary	21,971	(2,289)	130,257	(149,939)	—	—
Equity in (Earnings) Loss of Affiliates	(143,641)	(197,987)	(357,361)	—	698,989	—
Deferred Income Tax Benefit	—	—	(72,687)	(39,366)	—	(112,053)
Other Adjustments	26,714	(145,518)	(5,158)	883,681	—	759,719

Net Cash Provided (Used) by Operating Activities	(16,683)	(202,153)	(106,962)	1,063,374	—	737,576

Cash Flows from Investing Activities:
Acquisitions of Businesses, Net of Cash Acquired	(44,489)	—	—	(13,928)	—	(58,417)
Capital Expenditures for Property, Plant and Equipment	—	—	—	(717,556)	—	(717,556)
Acquisition of Intellectual Property	—	—	—	(22,509)	—	(22,509)
Acquisition of Equity Investments Unconsolidated Affiliates	—	—	—	(1,750)	—	(1,750)
Proceeds from Sale of Assets and Businesses, Net	—	—	—	191,115	—	191,115
Capital Contribution to Subsidiary	—	(873)	(25)	—	898	—
Other Investing Activities	—	41,840	—	—	—	41,840

Net Cash Provided (Used) by Investing Activities	(44,489)	40,967	(25)	(564,628)	898	(567,277)

Cash Flows from Financing Activities:
Borrowings (Repayments) Short-term Debt, Net	—	(343,073)	(735)	(497,250)	—	(841,058)
Borrowings (Repayments) Long-term Debt, Net	—	1,386,010	(169,945)	180,488	—	1,396,553
Borrowings (Repayments) Between Subsidiaries, Net	66,036	(538,745)	566,326	(93,617)	—	—
Proceeds from Capital Contribution	—	—	—	898	(898)	—
Other, Net	—	—	(7,403)	—	—	(7,403)

Net Cash Provided (Used) by Financing Activities	66,036	504,192	388,243	(409,481)	(898)	548,092

Effect of Exchange Rate Changes on Cash and Cash Equivalents	—	—	—	(19,528)	—	(19,528)

Net Increase (Decrease) in Cash and Cash Equivalents	4,864	343,006	281,256	69,737	—	698,863
Cash and Cash Equivalents at Beginning of Year	102	47	421	251,949	—	252,519

Cash and Cash Equivalents at End of Year	$4,966	$343,053	$281,677	$321,686	$—	$951,382

WEATHERFORD INTERNATIONAL LTD. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
Condensed Consolidating Statement of Cash Flows
Nine Months Ended September 30, 2009
(unaudited)
(In thousands)

				Other
	Parent	Bermuda	Delaware	Subsidiaries	Eliminations	Consolidation
Cash Flows from Operating Activities:
Net Income	$284,157	$314,049	$366,159	$510,388	$(1,167,578)	$307,175
Adjustments to Reconcile Net Income (Loss) to Net Cash Provided (Used) by Operating Activities:
Charges from Parent or Subsidiary	27,803	(5,095)	98,587	(121,295)	—	—
Equity in (Earnings) Loss of Affiliates	(314,049)	(366,159)	(487,370)	—	1,167,578	—
Deferred Income Tax Benefit	—	—	(64,984)	(144,880)	—	(209,864)
Other Adjustments	814	(218,834)	131,532	264,223	—	177,735

Net Cash Provided (Used) by Operating Activities	(1,275)	(276,039)	43,924	508,436	—	275,046

Cash Flows from Investing Activities:
Acquisitions of Businesses, Net of Cash Acquired	—	—	—	(4,749)	—	(4,749)
Capital Expenditures for Property, Plant and Equipment	—	—	—	(1,269,884)	—	(1,269,884)
Acquisition of Intellectual Property	—	—	—	(25,352)	—	(25,352)
Acquisition of Equity Investment in Unconsolidated Affiliate	—	—	—	(26,999)	—	(26,999)
Proceeds from Sale of Assets and Businesses, Net	—	—	—	113,720	—	113,720
Capital Contribution to Subsidiary	—	(338,970)	(39)	—	339,009	—

Net Cash Provided (Used) by Investing Activities	—	(338,970)	(39)	(1,213,264)	339,009	(1,213,264)

Cash Flows from Financing Activities:
Borrowings( Repayments) Short-term Debt, Net	—	(460,356)	82	222,725	—	(237,549)
Borrowings (Repayments) Long-term Debt, Net	—	1,233,365	—	(3,103)	—	1,230,262
Borrowings (Repayments) Between Subsidiaries, Net	1,238	(157,970)	(51,178)	207,910	—	—
Proceeds from Capital Contribution	—	—	—	339,009	(339,009)	—
Other, Net	—	—	9,046	—	—	9,046

Net Cash Provided (Used) by Financing Activities	1,238	615,039	(42,050)	766,541	(339,009)	1,001,759

Effect of Exchange Rate Changes on Cash And Cash Equivalents	—	—	—	4,656	—	4,656

Net Increase (Decrease) in Cash and Cash Equivalents	(37)	30	1,835	66,369	—	68,197
Cash and Cash Equivalents at Beginning of Year	102	24	50	238,222	—	238,398

Cash and Cash Equivalents at End of Year	$65	$54	$1,885	$304,591	$—	$306,595

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
     Our Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) begins with an executive level overview, which provides a general description of our company today, a synopsis of industry market trends, insight into management’s perspective of the opportunities and challenges we face and our outlook for the remainder of 2010 and into 2011. Next, we analyze the results of our operations for the nine months ended September 30, 2010 and 2009, including the trends in our overall business. Then we review our liquidity and capital resources. We conclude with a discussion of our critical accounting policies and estimates and a summary of recently issued accounting pronouncements. When using phrases such as “Company,” “we,” “us” and “our” the intent is to refer to Weatherford International Ltd.
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
     The following chart sets forth certain statistics that reflect historical market conditions:

		Henry Hub	North American Rig	International Rig
	WTI Oil (1)	Gas (2)	Count (3)	Count (3)
September 30, 2010	$79.97	$3.87	1,995	1,120
December 31, 2009	79.36	5.57	1,485	1,113
September 30, 2009	70.61	4.84	1,217	1,071

(1)	Price per barrel as of September 30 and December 31 — Source: Thomson Reuters

(2)	Price per MM/BTU as of September 30 and December 31 — Source: Thomson Reuters

(3)	Average rig count for the applicable month — Source: Baker Hughes Rig Count and other third-party data
     Oil prices increased during the first nine months of 2010, ranging from a low of $68.01 per barrel in late May to a high of $86.84 per barrel near the beginning of April. Natural gas prices decreased during the first nine months of 2010 and ranged from a high of $6.01 MM/BTU in early January to a low of $3.65 MM/BTU in late August. Factors influencing oil and natural gas prices during the period include hydrocarbon inventory levels, realized and expected economic growth, realized and expected levels of hydrocarbon demand, levels of spare production capacity within the Organization of Petroleum Exporting Countries (“OPEC”), weather and geopolitical uncertainty.
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
     We have seen an increase in North America activity during 2010 as compared to 2009 and expect the fourth quarter of 2010 to continue this progression. For 2011, we expect land activity in the U.S. will flatten out and do not expect the market to provide significant volume gains, but do not expect any significant weakness either. There is likely to be a reduction in activity related to conventional gas segments and further strengthening in oil and shale based activity.
     Our assessment of the international market for 2011 is constructive. The Eastern Hemisphere is just beginning its recovery process. Russia should have a positive outlook in 2011, both in volume and price. We also have contractual commitments in hand and have initiated start-ups in Algeria, Bangladesh, Iraq, Kuwait, Libya, Oman and Turkmenistan. Our prognosis for Latin America for 2011 is positive. Brazil, Colombia, Argentina and Peru should have robust growth in 2011, with Brazil and Colombia experiencing the strongest growth. In Mexico, we are proceeding with the early reassignment of equipment and people throughout the markets of Latin America, North America and to some extent Eastern Hemisphere. We expect to commence more offshore work during the fourth quarter of 2010 and then gradually restart operations in land-based projects.
     Overall, the level of improvements for our businesses for the remainder of 2010 and into 2011 will continue to depend heavily on volume increases and our ability to further penetrate existing markets with our younger technologies as well as to successfully introduce these technologies to new markets. In addition, our ability to continue to grow our business aggressively will rely on our continued demonstration of a high level of operational efficacy for our clients. The recruitment, training and retention of personnel will also be a critical factor in growing our businesses. The continued strength of the industry will be highly dependent on many external factors, such as world economic and political conditions, member country quota compliance within OPEC and weather conditions, including the factors described below under “—Forward-Looking Statements”.

     Results of Operations
     The following charts contain selected financial data comparing our consolidated and segment results from operations for the three and nine months ended September 30, 2010 and 2009:

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
	2010	2009	2010	2009
	(In thousands, except percentages and per share data)
Revenues:
North America	$1,098,757	$620,496	$2,910,744	$2,029,264
Middle East/North Africa/Asia	603,249	600,110	1,769,005	1,774,964
Europe/West Africa/FSU	495,800	404,390	1,456,275	1,138,201
Latin America	336,351	524,883	1,174,652	1,458,423

	2,534,157	2,149,879	7,310,676	6,400,852

Operating Income:
North America	201,516	33,259	443,204	155,586
Middle East/North Africa/Asia	68,197	101,943	229,002	359,522
Europe/West Africa/FSU	60,825	44,468	162,187	182,025
Latin America	(34,484)	54,343	34,579	232,319
Research and Development	(54,457)	(49,300)	(156,844)	(144,434)
Corporate	(41,969)	(44,272)	(131,821)	(124,705)
Revaluation of Contingent Consideration	90,011	27,368	448	27,368
Exit and Restructuring	(11,024)	(17,887)	(82,365)	(73,669)

	278,615	149,922	498,390	614,012

Interest Expense, Net	(99,318)	(90,285)	(290,376)	(274,846)

Bond Tender Premium	(10,731)	—	(10,731)	—

Devaluation of Venezuelan Bolivar	—	—	(63,859)	—

Other, Net	(12,277)	(11,046)	(35,681)	(28,456)

Effective Tax Rate	4.6%	(70.7)%	8.0%	1.1%

Net Income per Diluted Share	$0.19	$0.11	$0.10	$0.40

Depreciation and Amortization	269,096	237,909	776,745	652,996

     Revenues
     The following chart contains consolidated revenues by product line for the three and nine months ended September 30, 2010 and 2009:

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
	2010	2009	2010	2009
Well Construction	15%	15%	16%	16%
Drilling Services	17	16	16	17
Artificial Lift Systems	17	16	16	16
Completion Systems	7	9	12	10
Integrated Drilling	9	15	11	13
Drilling Tools	8	9	8	8
Stimulation & Chemicals	13	5	7	6
Re-entry & Fishing	6	6	6	6
Wireline	6	7	6	6
Pipeline & Specialty Services	2	2	2	2

	100%	100%	100%	100%

     Consolidated revenues increased $384 million, or 18%, in the third quarter of 2010 as compared to the third quarter of 2009. North America revenue increased $478 million, or 77%, in the third quarter of 2010 compared to the same quarter of the prior year. International revenues decreased $94 million, or 6%, in the third quarter of 2010 as compared to the third quarter of 2009. Our quarter-over-quarter decrease in international revenues was the result of a 36% decline in Latin America that was partially offset with a 9% increase in our Eastern Hemisphere revenues. Our stimulation and chemicals, artificial lift systems and drilling services product lines were the strongest contributors to the quarter-over-quarter increase.
     For the first nine months of 2010, consolidated revenues increased $910 million, or 14%, as compared to the first nine months of 2009. Similar to what was experienced in the third quarter of 2010, the increase in revenues during the first nine months of 2010 was driven by our North American business. International revenue increased $28 million, or 1%, as compared to the first nine months of 2009 with an Eastern Hemisphere increase of 11% being offset with a 20% decline in Latin America due to reduced project activity in Mexico.
Operating Income
Consolidated operating income increased $129 million, or 86%, in the third quarter of 2010 as compared to the third quarter of 2009. The quarter-over-quarter increase comes from (i) a $63 million increase in the gain recorded for the revaluation of contingent consideration included as part of our acquisition of the Oilfield Services Division (“OFS”) of TNK-BP and (ii) a contribution of $62 million from our operating segments (inclusive of a $76 million charge for revisions to our profitability estimates on our project management contracts in Mexico).
     During the first nine months of 2010, consolidated operating income decreased $116 million, or 19%, as compared to the first nine months of 2009. Our operating segments accounted for $60 million of this decrease. In addition, the revaluation of OFS contingent consideration resulted in a year-over-year decrease to our operating income of $27 million and corporate and research and development expenses increased $20 million. The increase in corporate expenses was primarily attributable to higher costs associated with business process optimization initiatives and professional fees. We also augmented our compliance infrastructure with increased staff and more rigorous policies, procedures and training of our employees regarding compliance with applicable anti-corruption laws, trade sanction laws and import/export laws.
     Exit and restructuring costs during the first nine months of 2010 include (i) a $38 million charge related to our Supplemental Executive Retirement Plan (“SERP”) which was frozen on March 31, 2010, (ii) $44 million for severance and facility closure costs and (iii) $5 million for legal and professional fees incurred in connection with our on-going investigations. These charges were offset by a $5 million benefit related to the reversal of prior cost accruals for our exit from sanctioned countries.
     Exit and restructuring charges during the first nine months of 2009 include (i) $36 million for legal and professional fees incurred in connection with our on-going investigations, (ii) $34 million for severance and facility closure costs and (iii) $4 million for unusable assets and cost accruals in certain sanctioned countries.
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
     Income Taxes
     For the three months ended September 30, 2010, we had a tax provision of $7 million on income before taxes of $156 million. Our income before taxes for the three months ended September 30, 2010 includes a $90 million gain on the fair value adjustment to the put option issued in connection with the OFS acquisition for which no tax expense has been recorded. For the nine months ended September 30, 2010, we had a tax provision of $8 million on income before taxes of $98 million. Our income before taxes for the nine months ended September 30, 2010 includes a curtailment expense on our SERP for which no related tax benefit was recorded, partially offset by a tax benefit related to the devaluation of the Venezuelan bolivar. For the three months ended September 30, 2009, we had a tax benefit of $34 million. This benefit primarily related to a true-up of our effective tax rate to 1.1% year-to-date at September 30, 2009.
Segment Results
     North America
     North American revenues increased $478 million, or 77%, in the third quarter of 2010 as compared to the third quarter of 2009 on a 72% increase in average North American rig count over the comparable period. Revenues increased $881 million, or 43%, during the first nine months of 2010 as compared to the same period of the prior year in line with a 42% increase in rig count. The increase in revenues is principally the result of a strong performance in the U.S. land market, an increase in drilling activity and price improvements.
     Operating income increased $168 million, or 506% in the third quarter of 2010 as compared to the third quarter of the prior year. For the first nine months of 2010, operating income increased $288 million, or 185%, compared to same period of the prior year. Operating margins were 15% for the first nine months of 2010 compared to 8% for the first nine months of 2009. The increase in operating income and margins was due to increased onshore activity in the U.S., prior cost reduction efforts, more favorable sales mix and improved pricing.
     Middle East/North Africa/Asia
     Middle East/North Africa/Asia revenues increased $3 million, or 1%, in the third quarter of 2010 as compared to the third quarter of 2009. Revenues decreased $6 million, or less than 1%, during the first nine months of 2010 as compared to the first nine months of 2009.
     Operating income decreased $34 million, or 33%, during the third quarter of 2010 compared to the same quarter of the prior year and decreased $131 million, or 36%, during the first nine months of 2010 compared to the first nine months of 2009. Operating margins were 11% in the third quarter of 2010 and 17% in the third quarter of 2009. On a year-to-date basis, operating margins were 13% for the first nine months of 2010 as compared to 20% for the first nine months of 2009. The decline in operating income and margins was primarily the result of lower pricing, the negative impact of higher mobilization and start-up costs and a less favorable sales mix.
     Europe/West Africa/FSU
     Revenues in our Europe/West Africa/FSU segment increased $91 million, or 23%, in the third quarter of 2010 compared to the same quarter of the prior year against a 47% rig count increase over the comparable period. On a year-to-date basis, revenues increased $318 million, or 28%, compared to the same period of 2009. Approximately half of this increase was attributable to our acquisition of OFS in July 2009.
     Operating income increased $16 million, or 37%, in the third quarter of the current year as compared to the same quarter of 2009 and decreased $20 million, or 11%, during the first nine months of 2010 compared to the first nine months of 2009. Operating margins were 12% in the third quarter of 2010 and 11% in the third quarter of 2009. On a year-to-date basis, margins decreased from 16% during the first nine months of 2009 to 11% for the first nine months of 2010. The decline in year-to-date operating income and margins was partially due to $7 million in charges related to write-offs at a less-than-majority owned subsidiary, a $6 million depreciation catch-up related to the finalization of the valuation of our OFS acquisition, pricing declines and changes in sales mix over the comparable periods.
     Latin America
     Revenues in our Latin America segment decreased $189 million, or 36%, in the third quarter of 2010 as compared to the same quarter of the prior year. Revenues decreased $284 million, or 20%, during the first nine months of 2010 compared to the same period of the prior year. The decline in revenue was due to reduced project activity in Mexico, partially offset by significant growth in Brazil and Colombia.
     Operating income decreased $89 million, or 164%, and $198 million, or 85%, for the three and nine months ended September 30, 2010, respectively, over the comparable periods of the prior year. On a year-to-date basis, margins decreased from 16% during the first nine months of 2009 to 3% for the first nine months of 2010. During the quarter ended September 30, 2010, we incurred a $76 million charge for revisions to our profitability estimates on our project management contracts in Mexico, where the client’s budget constraints triggered an activity decline to near zero and an expected modification to future drilling plans. The change in our profitability estimates this quarter was due to what we view as a change in public policy in Mexico with respect to expenditures.
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
     Committed Borrowing Facilities
     At September 30, 2010, we maintained two revolving credit facilities with syndicates of banks available for a combination of borrowings, support for our commercial paper program and issuances of letters of credit. These facilities allow for an aggregate availability of $1.75 billion and mature in May 2011. There were no outstanding borrowings on these facilities at September 30, 2010. There were $63 million in outstanding letters of credit under these facilities at September 30, 2010.
     These borrowing facilities require us to maintain a debt-to-capitalization ratio of less than 60% and contain other covenants and representations customary for an investment-grade commercial credit. We are in compliance with these covenants at September 30, 2010.

     The following is a recap of our availability under our committed borrowing facilities at September 30, 2010 (in millions):

Facilities	$1,750

Less:
Amount drawn	—
Commercial paper	—
Letters of credit	63

Availability	$1,687

     On October 15, 2010, the Company entered into a $1.75 billion unsecured revolving credit agreement (the “Credit Agreement”) with JPMorgan Chase Bank, N.A., as administrative agent. The Credit Agreement replaced our existing revolving credit facilities that were scheduled to mature in May 2011. The Credit Agreement has a scheduled maturity date of October 15, 2013, subject to extension, and can be used for a combination of borrowings, support for our commercial paper program and issuances of letters of credit. Consistent with our prior facilities, the Credit Agreement requires us to maintain a debt-to-capitalization ratio of less than 60%.
     Commercial Paper
     We have a $1.5 billion commercial paper program under which we may from time to time issue short-term unsecured notes. The commercial paper program is supported by our revolving credit facilities. There was no commercial paper outstanding at September 30, 2010.
     Debt Offering and Bond Tender
     In September 2010, we completed a $1.4 billion long-term debt offering comprised of (i) $800 million of 5.125% Senior Notes due in 2020 (“5.125% Senior Notes”) and (ii) $600 million of 6.75% Senior Notes due in 2040 (“6.75% Senior Notes”). Net proceeds of $1.386 billion were used to fund our bond tender offer that commenced in September 2010 and repay short-term borrowings on our revolving credit facilities.
     In September 2010, we commenced a cash tender offer for up to $700 million aggregate principal amount of specified series of our outstanding debt. Pursuant to the tender-offer terms, we repurchased $167 million of our 6.625% senior notes due 2011 in September 2010 and incurred an expense of $11 million for the premium we paid on the repurchase.
     In October 2010, we completed the tender offer by repurchasing $327 million and $206 million of our 5.95% senior notes due 2012 and 5.15% senior notes due 2013, respectively. We paid a $44 million premium on these tenders and will incur a charge of approximately $42 million in the fourth quarter of 2010. The $533 million principal amounts repurchased in October 2010 are included in current portion of long-term debt in our Condensed Consolidated Balance Sheet at September 30, 2010.
     Accounts Receivable Factoring
     We have entered into an accounts receivable sales program to sell accounts receivable related to Latin America to third party financial institutions. One of our subsidiaries sold approximately $350 million under this program during the second and third quarter of 2010. We received cash totaling $320 million and recognized a loss of $5 million on these sales. These transactions qualified for sale accounting under the accounting standards. The remainder of the amounts due to us was recorded as other receivables in the Condensed Consolidated Balance Sheet at September 30, 2010. The initial proceeds received on the sale are included in operating cash flows in our Condensed Consolidated Statement of Cash Flows.

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
     Capital expenditures for 2010 are projected to be approximately $1.0 billion, net of proceeds from tools lost down hole. The expenditures are expected to be used primarily to support the growth of our businesses and operations. Capital expenditures during the nine months ended September 30, 2010 were $646 million, net of proceeds from tools lost down hole.
     Derivative Instruments
     Interest Rate Swaps
     We use interest rate swaps to help mitigate exposures related to interest rate movements. Amounts paid or received upon termination of interest rate swaps accounted for as fair value hedges represent the fair value of the agreements at the time of termination and are recorded as an adjustment to the carrying value of the related debt. These amounts are amortized as a reduction (in the case of gains) or as an increase (in the case of losses) to interest expense over the remaining term of the debt. As of September 30, 2010 we had net unamortized gains of $61 million associated with interest rate swap terminations.
     Cash Flow Hedges
     In 2008, we entered into interest rate derivative instruments to hedge projected exposures to interest rates in anticipation of a debt offering. Those hedges were terminated at the time of the issuance of the debt, and the loss on these hedges is being amortized from Accumulated Other Comprehensive Income to interest expense over the remaining term of the debt. As of September 30, 2010, we had net unamortized losses of $13 million associated with our cash flow hedge terminations.
     Other Derivative Instruments
     As of September 30, 2010, we had foreign currency forward contracts with notional amounts aggregating to $1,039 million, which were entered into to hedge exposure to currency fluctuations in various foreign currencies, including, but not limited to, the British pound sterling, the Canadian dollar, the euro and the Norwegian krone. The total estimated fair value of these contracts at September 30, 2010 resulted in a net liability of approximately $17 million. These derivative instruments were not designated as hedges and the changes in fair value of the contracts are recorded each period in Other, Net in the accompanying Condensed Consolidated Statements of Income.
     We have cross-currency swaps between the U.S. dollar and Canadian dollar to hedge certain exposures to the Canadian dollar. At September 30, 2010, we had notional amounts outstanding of $215 million. The total estimated fair value of these contracts at September 30, 2010, resulted in a liability of $28 million. These derivative instruments were not designated as hedges and the changes in fair value of the contracts are recorded each period in Other, Net in the accompanying Condensed Consolidated Statements of Income.
     Off Balance Sheet Arrangements
     A Swiss corporation named Weatherford International Ltd. is the ultimate parent (“Weatherford Switzerland”) of the Weatherford group and guarantees the obligations of Weatherford International Ltd. incorporated in Bermuda (“Weatherford Bermuda”) and Weatherford International, Inc. incorporated in Delaware (“Weatherford Delaware”) noted below.

     The following obligations of Weatherford Delaware were guaranteed by Weatherford Bermuda at September 30, 2010 and December 31, 2009: (i) the 6.625% Senior Notes, (ii) the 5.95% Senior Notes, (iii) the 6.35% Senior Notes and (iv) the 6.80% Senior Notes.
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
     In September 2010, Weatherford Bermuda issued $800 million of 5.125% Senior Notes due 2020 and $600 million of 6.75% Senior Notes due 2040, both of which are guaranteed by Weatherford Delaware. As a result of these transactions, the following obligations of Weatherford Bermuda were guaranteed by Weatherford Delaware at September 30, 2010: (i) the revolving credit facilities, (ii) the 4.95% Senior Notes, (iii) the 5.50% Senior Notes, (iv) the 6.50% Senior Notes, (v) the 5.15% Senior Notes, (vi) the 6.00% Senior Notes, (vii) the 7.00% Senior Notes, (viii) the 9.625% Senior Notes, (ix) the 9.875% Senior Notes, (x) the 5.125% Senior Notes, (xi) the 6.75% Senior Notes and (xii) issuances of notes under the commercial paper program.
     Letters of Credit
     We execute letters of credit and bid and performance bonds in the normal course of business. While these obligations are not normally called, these obligations could be called by the beneficiaries at any time before the expiration date should we breach certain contractual or payment obligations. As of September 30, 2010, we had $396 million of letters of credit and bid and performance bonds outstanding, consisting of $333 million outstanding under various uncommitted credit facilities and $63 million letters of credit outstanding under our committed facilities. If the beneficiaries called these letters of credit our available liquidity would be reduced by the amount called.
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
Goodwill Impairment Test
     During the three months ended September 30, 2010, we incurred a $76 million charge for revisions to our profitability estimates on our project management contracts in Mexico, where the client’s budget constraints triggered an activity decline to near zero and an expected modification to future drilling plans. As a result of this downturn, we performed an impairment test on our Latin America reporting unit and concluded that our goodwill in Latin America was not impaired.
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

     From time to time, we update the various factors we consider in making our forward-looking statements and the assumptions we use in those statements. However, we undertake no obligation to publicly update or revise any forward-looking events or circumstances that may arise after the date of this report. The following sets forth the various assumptions we use in our forward-looking statements, as well as risks and uncertainties relating to those statements. Certain of the risks and uncertainties may cause actual results to be materially different from projected results contained in forward-looking statements in this report and in our other disclosures. These risks and uncertainties include, but are not limited to, the following:
•	Global political, economic and market conditions could affect projected results. Our operating results and the forward-looking information we provide are based on our current assumptions about oil and natural gas supply and demand, oil and natural gas prices, rig count and other market trends. Our assumptions on these matters are in turn based on currently available information, which is subject to change. The oil and natural gas industry is extremely volatile and subject to change based on political and economic factors outside our control. Worldwide drilling activity, as measured by average worldwide rig counts, increased in each year from 2002 to 2008. However, activity began declining in the fourth quarter of 2008, particularly in North America. The weakened global economic climate has resulted in lower demand and lower prices for oil and natural gas, which has reduced drilling and production activity, which in turn resulted in lower than expected revenues and income in 2009 and the first nine months of 2010 and may affect our future revenues and income. Our projections assume that the decline in North America rig activity reached its trough during 2009. Worldwide drilling activity and global demand for oil and natural gas may also be affected by changes in governmental policies and debt loads, laws and regulations related to environmental or energy security matters, including those addressing alternative energy sources and the risks of global climate change. We have assumed global demand will continue to be down in 2010 and thereafter compared to 2008 and only slightly up compared to 2009. For the remainder of 2010 and for 2011, worldwide demand may be significantly weaker than we have assumed.

•	We may be unable to recognize our expected revenues from current and future contracts. Our customers, many of whom are national oil companies, often have significant bargaining leverage over us and may elect to cancel or revoke contracts, not renew contracts, modify the scope of contracts or delay contracts, in some cases preventing us from realizing expected revenues and/or profits. Our projections assume that our customers will honor the contracts we have been awarded and that those contracts and the business that we believe is otherwise substantially firm will result in anticipated revenues in the periods for which they are scheduled.

•	Currency fluctuations could have a material adverse financial impact on our business. A material change in currency rates in our markets, such as the devaluation of the Venezuelan Bolivar experienced during the first quarter of 2010, could affect our future results as well as affect the carrying values of our assets. World currencies have been subject to much volatility. In addition, due to the volatility we may be unable to enter into foreign currency contracts at a reasonable cost. As we are not able to predict changes in currency valuations, our forward-looking statements assume no material impact from future changes in currency exchange rates.

•	Our ability to manage our workforce could affect our projected results. In a climate of decreasing demand, we are faced with managing our workforce levels to control costs without impairing our ability to provide service to our customers. Conversely, in a climate of increasing demand, we are faced with the challenge of hiring and maintaining a skilled workforce. Our forward-looking statements assume we will be able to do so.

•	Increases in the prices and availability of our raw materials could affect our results of operations. We use large amounts of raw materials for manufacturing our products and some of our fixed assets. The price of these raw materials has a significant impact on our cost of producing products for sale or producing fixed assets used in our business. We have assumed that the prices of our raw materials will remain within a manageable range and will be readily available. If we are unable to obtain necessary raw materials or if we are unable to minimize the impact of increased raw material costs or to realize the benefit of cost decreases in a timely fashion through our supply chain initiatives or pricing, our margins and results of operations could be adversely affected.

•	Our ability to manage our supply chain and business processes could affect our projected results. We have undertaken efforts to improve our supply chain, invoicing and collection processes and procedures. These undertakings include costs, which we expect will result in long-term benefits of our business processes. Our forward-looking statements assume we will realize the benefits of these efforts.

•	Our long-term growth depends upon technological innovation and commercialization. Our ability to deliver our long-term growth strategy depends in part on the commercialization of new technology. A central aspect of our growth strategy is to improve our products and services through innovation, to obtain technologically advanced products through internal research and development and/or acquisitions, to protect proprietary technology from unauthorized use and to expand the markets for new technology by leveraging our worldwide infrastructure. The key to our success will be our ability to commercialize the technology that we have acquired and demonstrate the enhanced value our technology brings to our customers’ operations. Our major technological advances include, but are not limited to, those related to controlled pressure drilling and testing systems, expandable solid tubulars, expandable sand screens and intelligent well completion. Our forward-looking statements have assumed successful commercialization of, and above-average growth from, these new products and services, as well as legal protection of our intellectual property rights.

•	Nonrealization of expected benefits from our redomestication could affect our projected results. We operate through our various subsidiaries in numerous countries throughout the world including the United States. During the first quarter of 2009, we completed a transaction in which our former parent Bermuda company became a wholly-owned subsidiary of Weatherford International Ltd., a Swiss joint-stock corporation, and holders of common shares of the Bermuda company received one registered share of the Swiss company in exchange for each common share that they held. Consequently, we are or may become subject to changes in tax laws, treaties or regulations or the interpretation or enforcement thereof in the U.S., Bermuda, Switzerland or any other jurisdictions in which we or any of our subsidiaries operates or is resident. Our income tax expense is based upon our interpretation of the tax laws in effect in various countries at the time that the expense was incurred. If the U.S. Internal Revenue Service or other taxing authorities do not agree with our assessment of the effects of such laws, treaties and regulations, this could have a material adverse effect on us including the imposition of a higher effective tax rate on our worldwide earnings or a reclassification of the tax impact of our significant corporate restructuring transactions.

•	Nonrealization of expected benefits from our acquisitions could affect our projected results. We expect to gain certain business, financial and strategic advantages as a result of business acquisitions we undertake, including synergies and operating efficiencies. Our forward-looking statements assume that we will successfully integrate our business acquisitions and realize the benefits of those acquisitions.

•	The downturn in our industry could affect the carrying value of our goodwill. As of September 30, 2010, we had approximately $4.1 billion of goodwill. Our estimates of the value of our goodwill could be reduced in the future as a result of various factors, including market factors, some of which are beyond our control. Our forward-looking statements do not assume any future goodwill impairment. Any reduction in the fair value of our businesses may result in an impairment charge and therefore adversely affect our results.

•	Adverse weather conditions in certain regions could adversely affect our operations. In the summers of 2005 and 2008, the Gulf of Mexico suffered several significant hurricanes. These hurricanes and associated hurricane threats reduced the number of days on which we and our customers could operate, which resulted in lower revenues than we otherwise would have achieved. In parts of 2006, and particularly in the second quarters of 2007 and 2008, climatic conditions in Canada were not as favorable to drilling as we anticipated, which limited our potential results in that region. Similarly, unfavorable weather in Russia, China, Mexico and in the North Sea could reduce our operations and revenues from that area during the relevant period. Our forward-looking statements assume weather patterns in our primary areas of operations will be conducive to our operations.

•	U.S. Government and internal investigations could affect our results of operations. We are currently involved in government and internal investigations involving various of our operations. We have begun negotiations with the government agencies to resolve these matters, but we cannot yet anticipate the timing, outcome or possible impact of the ultimate resolution of these investigations, financial or otherwise. The governmental agencies involved in these investigations have a broad range of civil and criminal penalties they may seek to impose against corporations and individuals for violations of trade sanction laws, the

Foreign Corrupt Practices Act and other federal statutes including, but not limited to, injunctive relief, disgorgement, fines, penalties and modifications to business practices and compliance programs. In recent years, these agencies and authorities have entered into agreements with, and obtained a range of penalties against, several public corporations and individuals in similar investigations, under which civil and criminal penalties were imposed, including in some cases fines and other penalties and sanctions in the tens and hundreds of millions of dollars. These agencies likely will seek to impose penalties of some amount against us for past conduct, but the ultimate amount of any penalties we may pay currently cannot be reasonably estimated. Under trade sanction laws, the U.S. Department of Justice may also seek to impose modifications to business practices, including immediate cessation of all business activities in specific countries or other limitations that decrease our business, and modifications to compliance programs, which may increase compliance costs. Any injunctive relief, disgorgement, fines, penalties, sanctions or imposed modifications to business practices resulting from these investigations could adversely affect our results of operations. To date, we have incurred $53 million for costs in connection with our exit from certain sanctioned countries and incurred $111 million for legal and professional fees in connection with complying with and conducting these on-going investigations. This amount excludes the costs we have incurred to augment and improve our compliance function. We may have additional charges related to these matters in future periods, which costs may include labor claims, contractual claims, penalties assessed by customers, and costs, fines, taxes and penalties assessed by the local governments, but we cannot quantify those charges or be certain of the timing of them.

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
     In January 2010, the Venezuelan government announced its intention to devalue its currency and move to a two tier exchange structure. The official exchange rate moved from 2.15 to 2.60 for essential goods and from 2.15 to 4.30 for non-essential goods and services. Our Venezuelan entities maintain the U.S. dollar as their functional currency. In connection with this devaluation, we incurred a charge of $64 million for the remeasurement of our net monetary assets denominated in Venezuelan bolivars at the date of the devaluation, which was not tax deductible in Venezuela. We also recorded a $24 million tax benefit for local Venezuelan income tax purposes related to our net U.S. dollar-denominated monetary liability position in the country. As of September 30, 2010, we had a net monetary asset position denominated in Venezuelan bolivars of approximately $72 million comprised primarily of cash and accounts receivable. We are continuing to explore opportunities to reduce this exposure but should another devaluation occur in the future, we may be required to take further charges related to the remeasurement of our net monetary asset position. For example, if the Venezuela bolivar devalued by an additional 10% in the future, we would record a devaluation charge of approximately $7 million.
     Assets and liabilities of entities for which the functional currency is the local currency are translated into U.S. dollars using the exchange rates in effect at the balance sheet date, resulting in translation adjustments that are reflected in Accumulated Other Comprehensive Income in the shareholders’ equity section on our Condensed Consolidated Balance Sheets. A portion of our net assets are impacted by changes in foreign currencies in relation to the U.S. dollar. We recorded a $9 million adjustment to reduce our equity account for the nine months ended September 30, 2010 to reflect the net impact of the strengthening of the U.S. dollar against various foreign currencies.
     As of September 30, 2010, we had foreign currency forward contracts with notional amounts aggregating to $1,039 million, which were entered into to hedge exposure to currency fluctuations in various foreign currencies, including, but not limited to, the British pound sterling, the Canadian dollar, the euro and the Norwegian krone. The total estimated fair value of these contracts at September 30, 2010 resulted in a net liability of approximately $17 million. These derivative instruments were not designated as hedges, and the changes in fair value of the contracts are recorded each period in current earnings.
     We have cross-currency swaps between the U.S. dollar and Canadian dollar to hedge certain exposures to the Canadian dollar. At September 30, 2010, we had notional amounts outstanding of $215 million. The total estimated fair value of these contracts at September 30, 2010 resulted in a liability of $28 million. These derivative instruments were not designated as hedges and the changes in fair value of the contracts are recorded each period in current earnings.

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
     Our long-term borrowings that were outstanding at September 30, 2010 and December 31, 2009 subject to interest rate risk consist of the following:

	September 30, 2010		December 31, 2009
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
		(In millions)
6.625% Senior Notes due 2011	$184	$194	$353	$380
5.95% Senior Notes due 2012	599	632	599	648
5.15% Senior Notes due 2013	509	533	511	526
4.95% Senior Notes due 2013	253	268	253	263
5.50% Senior Notes due 2016	359	383	360	351
6.35% Senior Notes due 2017	600	670	600	647
6.00% Senior Notes due 2018	498	546	498	514
9.625% Senior Notes due 2019	1,034	1,313	1,034	1,236
5.125% Senior Notes due 2020	799	819	—	—
6.50% Senior Notes due 2036	596	622	596	574
6.80% Senior Notes due 2037	298	311	298	303
7.00% Senior Notes due 2038	498	529	498	517
9.875% Senior Notes due 2039	247	341	247	326
6.75% Senior Notes due 2040	597	632	—	—
     We have various other long-term debt instruments of $20 million at September 30, 2010, but believe the impact of changes in interest rates in the near term will not be material to these instruments. The carrying value of our short-term borrowings of $11 million at September 30, 2010 approximates their fair value.
     As it relates to our variable rate debt, if market interest rates average 1% more for the remainder of 2010 than the rates as of September 30, 2010, interest expense for the remainder of 2010 would increase by less than $1 million. This amount was determined by calculating the effect of the hypothetical interest rate on our variable rate debt. This sensitivity analysis assumes there are no changes in our financial structure.
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
     As of September 30, 2010 we had net unamortized gains of $61 million associated with interest rate swap terminations.

ITEM 4.	CONTROLS AND PROCEDURES
     At the end of the period covered by this Quarterly Report on Form 10-Q, we carried out an evaluation, under the supervision and with the participation of management, including the Chief Executive Officer (“CEO”) and the Chief Financial Officer (“CFO”), of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15 (e) and 15d-15 (e) under the Exchange Act). Based upon that evaluation, our CEO and CFO have concluded our disclosure controls and procedures are effective as of the end of the period covered by this report to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and that information relating to us (including our consolidated subsidiaries) required to be disclosed is accumulated and communicated to management, including the CEO and CFO, to allow timely decisions regarding required disclosure. Our management, including the CEO and CFO, identified no change in our internal control over financial reporting that occurred during our fiscal quarter ended September 30, 2010 that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.
PART II. OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS
See Note 14 to our condensed consolidated financial statements included elsewhere in this report.

ITEM 1A.	RISK FACTORS
     Except for the additional risk factors added or modified below, there have been no material changes during the quarter ended September 30, 2010 to the risk factors set forth in Part I, Item 1A in our Annual Report on Form 10-K for the year ended December 31, 2009 filed with the SEC on March 1, 2010.
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
     We are subject to various federal, state and local laws and regulations relating to the energy industry in general and the environment in particular. An environmental claim could arise with respect to one or more of our current businesses, products or services, or a business or property that one of our predecessors owned or used, and such claims could involve material expenditures. Generally, environmental laws have in recent years become more stringent and have sought to impose greater liability on a larger number of potentially responsible parties. The scope of regulation of our industry and our products and services may increase further following recent events in the Gulf of Mexico, including possible increases in liabilities or funding requirements imposed by governmental agencies. In early 2010, a moratorium was issued on new deepwater projects in the Gulf of Mexico. Although that moratorium was recently lifted, we cannot anticipate when and to what extent drilling activity in the deepwater Gulf will resume. We also cannot ensure that our future business in the deepwater Gulf, if any, will be profitable in light of new regulations that may be promulgated and in light of the current risk environment and insurance markets. Further, additional regulations on deepwater drilling elsewhere in the world could be imposed as a result of the Deepwater Horizon incident, and those regulations could limit our business where they are imposed. In addition, members of the U.S. Congress and the U.S. Environmental Protection Agency are reviewing more stringent regulation of hydraulic fracturing, a technology which is used in one of our business segments, and regulators are investigating whether any chemicals used in the fracturing process might adversely affect groundwater. A significant portion of North American service activity today is directed at prospects that require hydraulic fracturing in order to produce hydrocarbons. Additional regulation could increase the costs of conducting our business and could materially reduce our business opportunities and revenues if our customers decrease their levels of activity in response to such regulation.
     We have updated the following paragraph in our risk factor, “Our significant operations in foreign countries expose us to currency fluctuation risks or devaluation” included in our Annual Report on Form 10-K for the year ended December 31, 2009 to include our bolivar position as of September 30, 2010. That paragraph now reads as follows:

     In January 2010, the Venezuelan government announced its intention to devalue its currency and move to a two tier exchange structure. The official exchange moved from 2.15 to 2.60 for essential goods and 4.30 for non-essential goods and services. In connection with this devaluation, we incurred a charge of $64 million for the remeasurement of our net monetary assets denominated in Venezuelan bolivars at the date of the devaluation, which was not tax deductible. We also recorded a $24 million tax benefit for local Venezuelan income tax purposes related to our net U.S. dollar-denominated monetary liability position in the country. We currently utilize the 4.30 Venezuelan bolivar to U.S. dollar exchange rate. As of September 30, 2010, we had a net monetary asset position denominated in Venezuelan bolivars of approximately $72 million comprised primarily of cash and accounts receivable. We are continuing to explore opportunities to reduce this exposure but should another devaluation occur in the future, we may be required to take further charges related to the remeasurement of our net monetary asset position. For example, if the Venezuela bolivar devalued by an additional 10% in the future, we would record a devaluation charge of approximately $7 million.
     As a result of discussions with a customer, we are currently reviewing how the dual exchange rate might affect amounts we receive for our U.S. dollar-denominated receivables in Venezuela. We believe our contracts are legally enforceable and our customers continue to accept our invoices. However, if a negative outcome were to occur on this matter, the impact could be as high as a $38 million charge to our consolidated statement of operations.

ITEM 2.	UNREGISTERED SALES OF EQUITY IN SECURITIES AND USE OF PROCEEDS
     In December 2005, our Board of Directors approved a share repurchase program under which up to $1 billion of our outstanding common shares (now registered shares) could be purchased. Future purchases of our shares can be made in the open market or privately negotiated transactions, at the discretion of management and as market conditions and our liquidity position warrant. During the quarter ended September 30, 2010, we did not purchase any of our registered shares.
     Under our restricted share plan, employees may elect to have us withhold registered shares to satisfy minimum statutory federal, state and local tax withholding obligations arising on the vesting of restricted stock awards and exercise of options. When we withhold these shares, we are required to remit to the appropriate taxing authorities the market price of the shares withheld, which could be deemed a purchase of the registered shares by us on the date of withholding. During the quarter ended September 30, 2010, we withheld registered shares to satisfy these tax withholding obligations as follows:

Period	No. of Shares	Average Price
July 1 — July 31, 2010	22,241	$13.66
August 1 — August 31, 2010	2,684	16.98
September 1 — September 30, 2010	21,457	15.36

ITEM 6.	EXHIBITS
     (a) Exhibits:

Exhibit
Number	Description
*4.1
Fourth Supplemental Indenture, dated September 23, 2010, among Weatherford International Ltd., a Bermuda exempted company, Weatherford International Ltd., a Swiss joint-stock corporation, Weatherford International, Inc. a Delaware corporation, and Deutsche Bank Trust Company Americas.

4.3	Form of global note for 5.125% Senior Notes due 2020 (incorporated by reference to Exhibit 4.3 to the Registrant’s Current Report on Form 8-K (File No. 1-34258) filed September 22, 2010).
4.4	Form of global note for 6.750% Senior Notes due 2040 (incorporated by reference to Exhibit 4.4 to the Registrant’s Current Report on Form 8-K (File No. 1-34258) filed September 22, 2010).
4.5	Form of guarantee notation (incorporated by reference to Exhibit 4.5 to the Registrant’s Current Report on Form 8-K (File No. 1-34258) filed September 22, 2010).
10.1
Employment Agreement, dated September 14, 2010, between Andrew P. Becnel and Weatherford International Ltd. (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 1-34258) filed September 15, 2010).

10.2	Credit Agreement, dated October 15, 2010 (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 1-34258) filed October 19, 2010).
*10.3
Guarantee Agreement dated October 15, 2010 among Weatherford International Ltd., a Swiss joint-stock corporation, Weatherford International, Inc., a Delaware corporation and JP Morgan Chase Bank, N.A. as administrative agent.

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
**101
The following materials from Weatherford International Ltd.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2010, formatted in XBRL (Extensible Business Reporting Language): (i) the unaudited Condensed Consolidated Balance Sheets, (ii) the unaudited Condensed Consolidated Statements of Income, (iii) the unaudited Condensed Consolidated Statements of Cash Flows, (iv) the unaudited Condensed Consolidated Statements of Comprehensive Income and (v) related notes to the unaudited Condensed Consolidated Financial Statements.

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

Date: November 1, 2010