Form 10-K
period 2010-12-31
Weatherford International Ltd./Switzerland
filed 2011-03-08
CIK 1453090

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2010
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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐     No ☑

The aggregate market value of the voting stock held by nonaffiliates of the registrant as of June 30, 2010 was approximately $9 billion based upon the closing price on the New York Stock Exchange as of such date.

As of March 2, 2011, there were 742,121,086 shares of Weatherford registered shares, 1.16 Swiss francs par value per share, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Certain information called for by Items 10, 11, 12, 13 and 14 of Part III of this Annual Report on Form 10-K will be included in an amendment to this Form 10-K or incorporated by reference from the registrant’s definitive proxy statement for the annual shareholder meeting to be held on May 25, 2011.

Weatherford International Ltd.

Form 10-K for the Year Ended December 31, 2010

Explanatory Note

This Form 10-K includes restated financial information for the years ended December 31, 2009, 2008 and 2007, and the quarterly periods ended March 31, June 30 and September 30, 2010, and all four quarters of 2009 due to errors in the Company’s accounting for income taxes. The Company’s management identified a related material weakness with respect to its internal control over financial reporting for income taxes. Disclosures related to these matters are included in Part I, Item 9A, under “Controls and Procedures,” which describes the material weakness and management’s conclusion that our internal control over financial reporting was not effective as of December 31, 2010. Corresponding changes were also made in Part I, Item 1A, under “Risk Factors”; Part II, Item 6, under “Selected Financial Data”; Part II, Item 7, under “Management’s Discussion and Analysis of Results of Operations and Financial Condition”; and Part II, Item 8, under “Financial Statements and Supplementary Data” (see Notes 2, 17, 20, 21 and 23).

PART I

Item 1.	Business

Weatherford International Ltd. (the “Company”) is one of the world’s leading providers of equipment and services used in the drilling, evaluation, completion, production and intervention of oil and natural gas wells. Many of our businesses, including those of our predecessor companies, have been operating for more than 50 years.

We were originally incorporated in Delaware in 1972 and moved our incorporation to Bermuda in 2002. In February 2009, we completed a share exchange transaction in which Weatherford International Ltd., a Bermuda exempted company (“Weatherford Bermuda”), became a wholly-owned subsidiary of Weatherford International Ltd., a Swiss joint-stock corporation (“Weatherford Switzerland”), for purposes of changing the Company’s place of incorporation from Bermuda to Switzerland (collectively, the “Transaction”). Pursuant to the Transaction, each common share, par value U.S. $1.00 per share, of Weatherford Bermuda was exchanged for one registered share, par value 1.16 Swiss francs (“CHF”) per share, of Weatherford Switzerland.

When referring to Weatherford and using phrases such as “we” and “us,” our intent is to refer to Weatherford International Ltd. and its subsidiaries as a whole or on a regional basis, depending on the context in which the statements are made.

We operate in over 100 countries, which are located in nearly all of the oil and natural gas producing regions in the world. Our operational performance is reviewed and managed on a geographic basis, and we report the following regions as reporting segments: (1) North America, (2) Latin America, (3) Europe/West Africa/the former Soviet Union (“FSU”) and (4) Middle East/North Africa/Asia.

Our headquarters are located at 4-6 Rue Jean-Francois Bartholoni, 1204 Geneva, Switzerland and our telephone number at that location is 41.22.816.1500. Our internet address is www.weatherford.com. General information about us, including our corporate governance policies and charters for the committees of our board of directors, can be found on our web site. On our web site we make available, free of charge, our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act as soon as reasonably practicable after we electronically file or furnish them to the Securities and Exchange Commission (“SEC”). The public may read and copy any materials we have filed with the SEC at the SEC’s Public Reference Room at 100 F Street, NE, Room 1580, Washington, DC 20549. Information on the operation of the Public Reference Room may be obtained by calling the SEC at 1-800-SEC-0330. The SEC maintains an internet site that contains our reports, proxy and information statements, and our other SEC filings. The address of that site is www.sec.gov.

The following is a summary of our business strategies and the markets we serve. We have also included a description of our products and services offered and our competitors. Segment financial information appears in “Item 8. Financial Statements and Supplementary Data— Notes to Consolidated Financial Statements— Note 20.”

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

Product Offerings

Within each of our geographic reporting segments, we group our product offerings into ten service lines: 1) artificial lift systems; 2) drilling services; 3) well construction; 4) drilling tools; 5) completion systems; 6) wireline and evaluation services; 7) re-entry and fishing; 8) stimulation and chemicals; 9) integrated drilling; and 10) pipeline and specialty services. The following discussion provides an overview of our various product offerings. With the exception of integrated drilling, our service line offerings are provided in all of our geographic segments. Our integrated drilling service line is offered only outside of North America.

Artificial Lift Systems

Artificial lift systems are installed in oil wells and, to a lesser extent, natural gas wells that do not have sufficient reservoir pressure to raise the produced hydrocarbon to the surface. These systems supplement the natural reservoir pressures to produce oil or natural gas from the well. There are six principal types of artificial lift technologies used in the industry. We are able to provide all forms of lift, including progressing cavity pumps, reciprocating rod lift systems, gas lift systems, hydraulic lift systems, plunger lift systems, hybrid lift systems, and electric submersible systems, which are sold through our equity investment partner. We also offer wellhead systems and production optimization.

Progressing Cavity Pumps — A progressing cavity pump (PCP) is a downhole pump driven by an above-ground electric motor system connected to it by a coupled rod or continuous rod string. PCPs are particularly useful in heavy-oil-producing basins around the world.

Reciprocating Rod Lift Systems — A reciprocating rod lift system is an artificial lift pumping system that uses an above-ground mechanical unit connected to a sucker rod and a downhole pump. It uses an up-and-down suction pump to lift the oil from the reservoir.

Gas Lift Systems — Gas lift is a form of artificial lift that uses natural gas to lift oil in a producing reservoir to the surface. The process of gas lift involves the injection of natural gas into the well through an above-ground injection system and a series of downhole mandrels and gas lift valves in the production tubing string. The injected gas lightens the pressure of the fluid in the well bore, allowing the reservoir’s natural pressure to push the fluid to the surface in wells that have stopped producing and allowing greater volume in already producing wells. Gas lift systems are used primarily for offshore wells (including deepwater and ultra-deepwater) and for wells that have a high component of gas in the produced fluid or have a gas supply near the well.

Hydraulic Lift Systems — A hydraulic lift oil pumping system uses an above-ground surface power unit to operate a downhole hydraulic pump (jet or piston) to lift oil from the reservoir. Hydraulic pumps are well suited for wells with high volumes and low solids.

Plunger Lift Systems — Plunger lift is the only artificial lift method that requires no assistance from outside energy sources. The typical system consists of a plunger (or piston), top and bottom bumper springs, a lubricator and a surface controller. By using the energy from the compressed gas in the well, the plunger travels to the surface, creating a solid interface between the lifted gas below and produced fluid above to maximize lift energy. Plunger lift is a low-cost, easily maintained method of lift. It is particularly useful for dewatering gas wells and increasing production from wells with emulsion problems.

Hybrid Lift Systems — We offer a variety of hybrid artificial lift systems which are engineered for special applications and may incorporate two or more of the artificial lift methods described above.

Wellhead Systems — We offer a line of conventional wellhead equipment and valves manufactured to the latest API industry specifications and client requirements, including conventional surface wellheads through 20,000 psi; gate valves from 2,000 to 20,000 psi; complete wellhead systems (drill-through, multi-bowl, unitized and mud-line); and all the accessories and aftermarket services to go with them. Wellhead tools are used by drilling and workover crews to reduce time in changing wellhead sizes while fundamentally increasing safety procedures.

Production Optimization — Production optimization is the process of monitoring oil and natural gas fields, and interpreting the resulting data to inform production and reservoir management decisions. The ultimate goal is to assist operators in making better decisions that maximize profits through improved optimized well production and maximized reservoir recovery. The major benefits of production optimization are increased production with lower operating costs resulting in improved bottom-line profits for producers.

Weatherford offers products for optimizing at the well, reservoir and field level. Downhole and surface electronics, communication systems, analysis software and consulting services are combined into solutions that fit the customer’s specific needs for optimizing production.

Well Optimization — For wellsite intelligence, we offer specific controllers for each type of artificial lift. These controllers contain computers with specific logic to control the well in response to changes in the reservoir, artificial-lift equipment or well characteristics. The desktop software provides advanced analytical tools that allow the operator to make changes by controlling the well directly or by changing the parameters that the controller is using to operate the well. Our clients have the option of hosting the software system at their location or using an on-line version that provides status reports and/or analysis reports from our consultants.

Flow Measurement — We provide multiphase metering systems that measure how much fluid is flowing in a well. These systems also measure the percentages of oil and water in the fluid. Expanded development of our water-cut meter technology helps us provide clients with accurate measurement for wells that span wide levels of gas, salt and solids that normally would interfere with the water cut measurement.

Field Optimization - We provide tools for optimizing workflow. These software tools assist the operator in tracking the operations needed for optimal field management. Tasks such as chemical injection, well workovers and allocation of injection gas can easily generate unnecessary expenses by inefficient prioritization of tasks, poor recordkeeping and lack of analysis of the effectiveness of the total field operations. The combination of our experienced consultants and advanced software tools help the operator optimize operations for entire fields.

Deepwater — Our subsea production control system simplifies subsea operations by providing open systems for control, communications, and data management that can work with all existing and new subsea wells. Traditionally, wells are single sourced with a proprietarily communication system. This method can slow down production and increase costs if technologies other than the single-sourced provider’s are added or merged. By making our systems open, operators can benefit by a reduction in downtime, an increase in production and explanation of subsea fields, and an ability to retrofit designs into existing operations. Our open-system approach also creates pull through opportunities for our control systems, reservoir monitoring, flow measurement, and software systems.

Drilling Services

These capabilities include directional drilling, Secure Drillingsmservices, Well Testing, drilling-with-casing (DwCtm) and drilling-with-liner (DwLtm) systems and surface logging systems.

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

•	Measurement while drilling (MWD) and logging while drilling (LWD) — MWD and LWD measure, respectively, wellbore trajectory and formation properties, in real time, while the well is being drilled, to enable it to be steered into its optimum position.

•	Rotary steerable systems (RSS) — These systems allow control of wellbore trajectory while maintaining continuous rotation of the drillstring at the surface. RSS technology is crucial for enabling long, step-out, directional wells and for reducing completion-running complications resulting from abrupt small-scale hole-angle changes caused by conventional drilling methods.

•	Directional drilling services — These services include surveying, design and operational support for directional and horizontal drilling and performance drilling in vertical wells; products include drilling motors and other associated equipment, software and expertise required to deliver the well on target as efficiently as possible.

Our directional drilling capabilities are supported by our engineering facilities in Houston and other locations globally, which house and support qualified engineers, scientists and technicians, all focused on developing technologies for the MWD/LWD and directional drilling markets, both land based and offshore.

Secure DrillingSMservices — Our Secure Drilling services minimize the risk of drilling hazards related to a wellbore’s pressure profile, and optimize life-of-well performance. Weatherford’s Secure Drilling offerings are provided through three techniques: 1) Managed Pressure Drilling, 2) Underbalanced Drilling and 3) Air Drilling.

•	Managed Pressure Drilling (MPD) — This technique provides an advanced method of controlling the well using a closed, pressurized fluid system that more precisely controls the wellbore pressure profile than mud weight adjustments alone. The main objective of MPD is to optimize drilling processes by decreasing non-productive time and mitigating drilling hazards.

•	Underbalanced Drilling (UBD) — This technique is used in development, exploration and mature field applications to minimize formation damage and maximize productivity. UBD is drilling with bottomhole pressure that is maintained below reservoir pressure to intentionally invite fluid influx. This technique permits the reservoir to flow while drilling takes place, thereby improving well productivity by protecting the formation from damage by the drilling fluids.

•	Air Drilling — This technique applies reduced density fluid systems to drill sub-hydrostatically. Air drilling is used primarily in hard rock applications to reduce drilling costs by increasing the rate of penetration.

A full range of downhole equipment, such as high temperature motors, wireline steering tools, drillpipe, air rotary hammer drills, casing exit systems, downhole deployment valves and downhole data acquisition equipment, make our product offerings unique.

Well Testing — Well testing uses specialized equipment and procedures to obtain essential information about oil and gas wells after the drilling process has been completed. Typical information derived may include reservoir boundaries, reservoir pressure, formation permeability, formation porosity and formation fluid composition.

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

Drilling-with-casing and drilling-with-liner systems — These systems allow operators to simultaneously drill and case oil and natural gas wells. Our DwC and DwL techniques eliminate downhole complexity, reducing expensive rig modifications and the number of trips downhole. Consequently, drilling hazards are mitigated, well construction is simplified, and productivity can be improved when drilling through the reservoir.

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

Cementing Products — Cementing operations comprise one of the most expensive phases of well completion. We produce specialized equipment that allows operators to centralize the casing throughout the wellbore and control the displacement of cement and other fluids. Our cementing engineers also analyze complex wells and provide recommendations to help optimize cementing results.

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

Swellable Products — Weatherford has combined swellable elastomer technologies with our packers and centralization technology to address well construction challenges. Our Micro-Sealtm isolation system combines swellable technology with mechanical cementing products to isolate microannular voids or discrete reservoir intervals in oil, gas and injection wells. We have introduced four main swellable packers offering Genisis®, Nemisis®, Morphisis®, and Genisis FT for zonal isolation. All of these products incorporate oil swell, water swell or the industry’s only customizable, dual-fluid activated swellable hybrid elastomers.

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

Aluminum Alloy Tubular Products — We design and manufacture aluminum alloy tubular goods for drilling, production and completion. Unique physical and mechanical properties of aluminum alloys provide a number of benefits, especially superior corrosion resistance in various aggressive environments and enhanced strength-to-weight ratio, resulting in better drilling performance. Products range from Aluminum Alloy Drill Pipe, which is used in most drilling applications, but especially recommended for ultra deep and extended reach wells and rigs with limited load capacity, to drillpipe risers designed for drilling, production and completion operations. These large diameter products possess high strength and significant corrosion resistance properties essential in aggressive environments, such as deepwater wells.

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

•	Conventional Sand Screens — These products are used in the fluid-solid separation processes and have a variety of product applications. Our primary application of well screens is for the control of sand in unconsolidated formations. We offer premium, pre-pack and wire-wrap sand screens. We also offer a FloRegtm line of inflow control devices that balance horizontal wellbore production, ultimately maximizing reservoir drainage. We also operate the water well and industrial screen business of Johnson Screens. Served markets include water well, petrochemical, wastewater treatment and surface water intake, mining and general industrial applications.

•	Expandable Sand Screens (ESS) — Our ESS systems are proprietary step-change sand-control devices that reduce cost and improve production. An ESS system consists of three layers, including slotted base pipe, filtration screens and an outer protective shroud. The system can be expanded using a fixed cone and/or compliantly using our proprietary axial and rotary expansion system. This system aids productivity because it stabilizes the wellbore, prevents sand migration and has a larger inner diameter. ESS technology can replace complex gravel-packing techniques in many sand-control situations.

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

Production and Produced Water Systems — These systems help clients manage water handling during fracturing, production, disposal and enhanced oil recovery operations. Weatherford provides complete production solutions for field development and/or production optimization projects. Our engineering consultancy services and project management extend through construction to commissioning and operations for: early production facilities (the rapid design, construction and operation of complex, often remote installations), engineered resources, extended well testing, field development studies, FPSO topsides, permanent production facilities, project management, and supply chain management.

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

Well Abandonment Services — Oil or gas wells ultimately reach their economic limit or can be irreparably damaged. In these situations, the well must be abandoned according to federal requirements that ensure it will pose no safety or environmental hazards. Weatherford combines proprietary well abandonment technology, complementary intervention equipment, and a global team of dedicated specialists to ensure that this critical phase in the well’s life cycle goes smoothly and safely.

Wellbore Cleaning — Remnants of drilling fluid and other debris can damage equipment, jeopardize well completion or even shorten a well’s lifespan. A cost-effective alternative to workovers, Weatherford’s CLEARMAXtm wellbore cleaning services incorporate specialized chemical, hydraulic and mechanical technologies to remove lingering debris, safely and efficiently.

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

Cement Services — Includes CHEMVIEW and CHEMPRO software to analyze each job to ensure the best application for each situation. Our new fleet of cement pumping equipment includes high-horsepower pump trailers, batch mixers, two-pod blended cement trailers and a four-pod sand storage trailer, all with the latest in technology and design features for improved operation and performance.

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

Pipeline and Specialty Services

We provide a range of services used throughout the life cycle of pipelines and process facilities, onshore and offshore. Our pipeline group can meet all the requirements of the pipeline, process, industrial and energy markets worldwide. We also can provide any service (or package of services) carried out on permanently installed client equipment that involves inspecting, cleaning, drying, testing, improving production, running or establishing integrity from the wellhead out, including integrated management services.

Other Business Data

Competition

We provide our products and services worldwide, and compete in a variety of distinct segments with a number of competitors. Our principal competitors include Baker Hughes, Halliburton, and Schlumberger. We also compete with various other regional suppliers that provide a limited range of equipment and services tailored for local markets. Competition is based on a number of factors, including performance, safety, quality, reliability, service, price, response time and, in some cases, breadth of products.

Raw Materials

We purchase a wide variety of raw materials as well as parts and components made by other manufacturers and suppliers for use in our manufacturing. Many of the products sold by us are manufactured by other parties. We are not dependent on any single source of supply for any of our raw materials or purchased components.

Customers

Our principal customers consist of major and independent oil and natural gas producing companies. During 2010 and 2008, there was no individual customer who accounted for more than 10% of our consolidated revenues. Revenue from Petroleos Mexicanos (“Pemex”) accounted for approximately 13% of our revenues during 2009. No other individual customer accounted for more than 10% of our consolidated revenues during 2009.

Research and Development and Patents

We maintain world-class technology and training centers throughout the world. Our 34 research, development and engineering facilities are focused on improving existing products and services and developing new technologies to meet customer demands for improved drilling performance and enhanced reservoir productivity. Our expenditures for research and development totaled $214 million in 2010, $195 million in 2009 and $193 million in 2008.

As many areas of our business rely on patents and proprietary technology, we seek patent protection both inside and outside the U.S. for products and methods that appear to have commercial significance. In the U.S., we currently have 1,362 patents issued and over 420 pending. We have 2,662 patents issued in international jurisdictions and over 1,270 pending. We amortize patents over the years expected to be benefited, ranging from three to 20 years.

Although in the aggregate our patents are important to the manufacturing and marketing of many of our products and services, we do not believe that the loss of any one of our patents would have a material adverse effect on our business.

Seasonality

Weather and natural phenomena can temporarily affect the level of demand for our products and services. Spring months in Canada and winter months in the North Sea and Russia tend to affect operations negatively. In 2010, heavy rains in parts of Australia and an exceedingly cold winter in the U.S. had an impact on our reported results. Furthermore, in the summers of 2005 and 2008, the Gulf of Mexico suffered an unusually high number of hurricanes that adversely impacted our operations. The widespread geographical locations of our operations serve to mitigate the impact of the seasonal nature of our business.

Federal Regulation and Environmental Matters

Our operations are subject to federal, state and local laws and regulations relating to the energy industry in general and the environment in particular.

Our 2010 expenditures to comply with environmental laws and regulations were not material, and we currently do not expect the cost of compliance with environmental laws and regulations for 2011 to be material.

Employees

At December 31, 2010, we employed approximately 55,000 employees. Certain of our operations are subject to union contracts. These contracts cover approximately two percent of our employees. We believe that our relationship with our employees is generally satisfactory.

Forward-Looking Statements

This report, as well as other filings made by us with the SEC and our releases issued to the public contain various statements relating to future results, including certain projections and business trends. We believe these statements constitute “Forward-Looking Statements” as defined in the Private Securities Litigation Reform Act of 1995. These forward-looking statements generally are identified by the words “believe,” “project,” “expect,” “anticipate,” “estimate,” “intend,” “strategy,” “plan,” “may,” “should,” “will,” “would,” “will be,” “will continue,” “will likely result,” and similar expressions, although not all forward-looking statements contain these identifying words.

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

matters are in turn based on currently available information, which is subject to change. The oil and natural gas industry is extremely volatile and subject to change based on political and economic factors outside our control. Worldwide drilling activity, as measured by average worldwide rig counts, increased in each year from 2002 to 2008. However, activity began declining in the fourth quarter of 2008, particularly in North America. The weakened global economic climate resulted in lower demand and lower prices for oil and natural gas, which reduced drilling and production activity, which in turn resulted in lower than expected revenues and income in 2009 and 2010 and may affect our future revenues and income. Worldwide drilling activity and global demand for oil and natural gas may also be affected by changes in governmental policies and debt loads, laws and regulations related to environmental or energy security matters, including those addressing alternative energy sources and the risks of global climate change. For 2011, worldwide demand may be significantly weaker than we have assumed.

•	We may be unable to recognize our expected revenues from current and future contracts. Our customers, many of whom are national oil companies, often have significant bargaining leverage over us and may elect to cancel or revoke contracts, not renew contracts, modify the scope of contracts or delay contracts, in some cases preventing us from realizing expected revenues and/or profits. Our projections assume that our customers will honor the contracts we have been awarded and that those contracts and the business that we believe is otherwise substantially firm will result in anticipated revenues in the periods for which they are scheduled.

•	Currency fluctuations could have a material adverse financial impact on our business. A material change in currency rates in our markets, such as the devaluation of the Venezuelan Bolivar experienced during the first quarter of 2010, could affect our future results as well as affect the carrying values of our assets. World currencies have been subject to much volatility. In addition, due to the volatility we may be unable to enter into foreign currency contracts at a reasonable cost. As we are not able to predict changes in currency valuations, our forward-looking statements assume no material impact from future changes in currency exchange rates.

•	Our ability to manage our workforce could affect our projected results. In a climate of decreasing demand, we are faced with managing our workforce levels to control costs without impairing our ability to provide service to our customers. Conversely, in a climate of increasing demand, we are faced with the challenge of hiring and maintaining a skilled workforce at a reasonable cost. Our forward-looking statements assume we will be able to do so.

•	Increases in the prices and availability of our raw materials could affect our results of operations. We use large amounts of raw materials for manufacturing our products and some of our fixed assets. The price of these raw materials has a significant impact on our cost of producing products for sale or producing fixed assets used in our business. We have assumed that the prices of our raw materials will remain within a manageable range and will be readily available. If we are unable to obtain necessary raw materials or if we are unable to minimize the impact of increased raw material costs or to realize the benefit of cost decreases in a timely fashion through our supply chain initiatives or pricing, our margins and results of operations could be adversely affected.

•	Our ability to manage our supply chain and business processes could affect our projected results. We have undertaken efforts to improve our supply chain, invoicing and collection processes and procedures. These undertakings include costs, which we expect will result in long-term benefits of our business processes. Our forward-looking statements assume we will realize the benefits of these efforts.

•	Our long-term growth depends upon technological innovation and commercialization. Our ability to deliver our long-term growth strategy depends in part on the commercialization of new technology. A central aspect of our growth strategy is to improve our products and services through innovation, to obtain technologically advanced products through internal research and development and/or acquisitions, to protect proprietary technology from unauthorized use and to expand the markets for new technology by leveraging our worldwide infrastructure. The key to our success will be our ability to commercialize the technology that we have acquired and demonstrate the enhanced value our technology brings to our customers’ operations. Our major technological advances include, but are not limited to, those related to controlled pressure drilling and testing systems, expandable solid tubulars, expandable sand screens and intelligent well completion. Our forward-looking statements have assumed successful commercialization of, and above-average growth from, these new products and services, as well as legal protection of our intellectual property rights.

•	Nonrealization of expected benefits from our redomestication could affect our projected results. We operate through our various subsidiaries in numerous countries throughout the world including the United States. During the first quarter of 2009, we completed a transaction in which our former parent Bermuda company became a wholly-owned subsidiary of Weatherford International Ltd., a Swiss joint-stock corporation, and holders of common shares of the Bermuda company received one registered share of the Swiss company in exchange for each common share that they held. Consequently, we are or may become subject to changes in tax laws, treaties or regulations or the interpretation or enforcement thereof in the U.S., Bermuda, Switzerland or any other jurisdictions in which we or any of our subsidiaries operates or is resident. Our income tax expense is based upon our interpretation of the tax laws in effect in various countries at the time that the expense was incurred. If the U.S. Internal Revenue Service or other taxing authorities do not agree with our assessment of the effects of such laws, treaties and regulations, this could have a material adverse effect on us including the imposition of a higher effective tax rate on our worldwide earnings or a reclassification of the tax impact of our significant corporate restructuring transactions. In addition, our realization of expected tax benefits is based upon the assumption that we take successful planning steps and that we maintain and execute adequate processes to support our planning activities. If we fail to do so, we may not achieve the expected benefits.

•	Nonrealization of expected benefits from our acquisitions or business dispositions could affect our projected results. We expect to gain certain business, financial and strategic advantages as a result of business acquisitions we undertake, including synergies and operating efficiencies. Our forward-looking statements assume that we will successfully integrate our business acquisitions and realize the benefits of those acquisitions. Further, we may from time to time undertake to dispose of businesses or capital assets that are no longer core to our long-term growth strategy and the disposition of which may improve our capital structure. Our forward-looking statements assume that if we decide to dispose of a business or asset we will find a buyer willing to pay a price we deem favorable to Weatherford and that we will successfully dispose of the business or asset. Our inability to complete dispositions timely and at attractive prices may impair our ability to improve our capital structure as rapidly as our forward-looking statements may indicate.

•	The downturn in our industry could affect the carrying value of our goodwill. As of December 31, 2010, we had approximately $4.2 billion of goodwill. Our estimates of the value of our goodwill could be reduced in the future as a result of various factors, including market factors, some of which are beyond our control. Our forward-looking statements do not assume any future goodwill impairment. Any reduction in the fair value of our businesses may result in an impairment charge and therefore adversely affect our results.

•	Adverse weather conditions in certain regions could adversely affect our operations. In the summers of 2005 and 2008, the Gulf of Mexico suffered several significant hurricanes. These hurricanes and associated hurricane threats reduced the number of days on which we and our customers could operate, which resulted in lower revenues than we otherwise would have achieved. In parts of 2006, and particularly in the second quarters of 2007 and 2008, climatic conditions in Canada were not as favorable to drilling as we anticipated, which limited our potential results in that region. Similarly, unfavorable weather in Russia, China, Mexico, Australia and in the North Sea, as well as exceedingly cold winters in other areas of the world, could reduce our operations and revenues from this area during the relevant period. Our forward-looking statements assume weather patterns in our primary areas of operations will be conducive to our operations.

•	U.S. Government and internal investigations could affect our results of operations. We are currently involved in government and internal investigations involving various of our operations. We have begun negotiations with the government agencies to resolve these matters, but we cannot yet anticipate the timing, outcome or possible impact of the ultimate resolution of these investigations, financial or otherwise. The governmental agencies involved in these investigations have a broad range of civil and criminal penalties they may seek to impose against corporations and individuals for violations of trade sanction laws, the Foreign Corrupt Practices Act and other federal statutes including, but not limited to, injunctive relief, disgorgement, fines, penalties and modifications to business practices and compliance programs. In recent years, these agencies and authorities have entered into agreements with, and obtained a range of penalties against, several public corporations and individuals in similar investigations, under which civil and criminal penalties were imposed, including in some cases fines and other penalties and sanctions in the tens and hundreds of millions of dollars. These agencies likely will seek to impose penalties of some amount against us for past conduct, but the ultimate amount of any penalties we may pay currently cannot be reasonably estimated. Under trade sanction laws, the U.S. Department of Justice may also seek to impose modifications to business practices, including immediate cessation of all business activities in specific countries or other limitations that decrease our business, and modifications to compliance programs, which may increase compliance costs. Any injunctive relief, disgorgement, fines, penalties, sanctions or imposed modifications to business practices resulting from these investigations could adversely affect our results of operations. To date, we have incurred $49 million for costs in connection with our exit from certain sanctioned countries and incurred $113 million for legal and professional fees in connection with complying with and conducting these on-going investigations. This amount excludes the costs we have incurred to augment and improve our compliance function. We may have additional charges related to these matters in future periods, which costs may include labor claims, contractual claims, penalties assessed by customers, and costs, fines, taxes and penalties assessed by the local governments, but we cannot quantify those charges or be certain of the timing of them.

•	Failure in the future to ensure ongoing compliance with certain laws could affect our results of operations. In 2009, we substantially augmented our compliance infrastructure with increased staff and more rigorous policies, procedures and training of our employees regarding compliance with applicable anti-corruption laws, trade sanctions laws and import/export laws. As part of this effort, we now undertake audits of our compliance performance in various countries. Our forward-looking statements assume that our compliance efforts will be successful and that we will comply with our internal policies and applicable laws regarding these issues. Our failure to do so could result in additional enforcement action in the future, the results of which could be material and adverse to us.

•	Political disturbances, war, or terrorist attacks and changes in global trade policies could adversely impact our operations. We operate in over 100 countries, and as such are at risk of various types of political activities, including acts of insurrections, war, terrorism, nationalization of assets and changes in trade policies. We have assumed there will be no material political disturbances or terrorist attacks and there will be no material changes in global trade policies that affect our business. In early 2011, our operations in Tunisia, Egypt, and Libya were disrupted by political revolutions and uprisings in these countries. Political disturbances in these countries and elsewhere in the Middle East and North Africa regions, including to a lesser extent Yemen and Bahrain, are ongoing as of the end of February, 2011, and our operations in Libya have not resumed. During 2010, these five countries accounted for approximately 3% of our global revenue. We have taken steps to secure our personnel and assets in affected areas and to resume or continue operations where it is safe for us to do so, and our forward-looking statements assume we will do so successfully. In Libya, we have evacuated all of our non-Libyan employees and their families. At December 31, 2010, we had in Libya inventory, property, plant and equipment (net) with a carrying value of approximately $141 million, as well as cash, accounts receivable and prepaid expenses of approximately $76 million. In cases where we must evacuate personnel, it may be difficult, if not impossible, for us to safeguard and recover our operating assets, and our ability to do so will depend on the local turn of events. In these areas we also may not be able to perform the work we are contracted to perform, which could lead to forfeiture of performance bonds. We currently have outstanding approximately $19 million of performance bonds related to contracts in Libya. Our forward-looking statements assume that we will not incur a substantial loss with respect to our assets or under performance bonds located in or related to affected areas. We have assumed that cessation of business activities in parts of the Middle East and North Africa regions due to political turmoil will be short-lived, that the negative impact on our business will not be material, and that the region will not experience further disruptive political revolution in the near term. However, if political violence were to curtail our activities in other countries in the region from which we derive greater business, such as Saudi Arabia, Iraq and Algeria, and particularly if political activities were to result in prolonged violence or civil war, we may fail to achieve the results reflected in our forward-looking statements.

•	The material weakness in accounting for income taxes could have a further adverse effect on our share price. If we are unable to effectively remediate this material weakness in a timely manner, we could lose investor confidence in the accuracy and completeness of our financial reports, which could have a further adverse effect on our share price and could subject us to additional potentially costly shareholder litigation or government inquiries. Our forward-looking statements assume we will be able to remediate the material weakness in a timely manner and will maintain an effective internal control environment in the future.

•	Recent turmoil in the credit markets may reduce our access to capital or reduce the availability of financial risk-mitigation tools. The worldwide credit markets experienced turmoil and uncertainty from mid-2008 through most of 2009, and certain markets remained challenging in parts of 2010. Our forward-looking statements assume that the financial institutions that have committed to extend us credit will honor their commitments under our credit facilities. If one or more of those institutions becomes unwilling or unable to honor its commitments, our access to liquidity could be impaired and our cost of capital to fund growth could increase. We use interest-rate and foreign-exchange swap transactions with financial institutions to mitigate certain interest-rate and foreign-exchange risks associated with our capital structure and our business. Our forward-looking statements assume that those tools will continue to be available to us at prices we deem reasonable. However, the failure of any counter party to honor a swap agreement could reduce the availability of these financial risk-mitigation tools or could result in the loss of expected financial benefits.

Finally, our future results will depend upon various other risks and uncertainties, including, but not limited to, those detailed in our other filings with the SEC under the Securities Exchange Act of 1934, as amended, and the Securities Act of 1933, as amended. For additional information regarding risks and uncertainties, see our other filings with the SEC. Our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act of 1934 are made available free of charge on our internet web site www.weatherford.com as soon as reasonably practicable after we have electronically filed the material with, or furnished it to, the SEC.

Item 1A.	Risk Factors

An investment in our common shares involves various risks. When considering an investment in our company, you should consider carefully all of the risk factors described below, the matters discussed on the foregoing pages under “Business-Forward-Looking Statements,” as well as other information included and incorporated by reference in this report.

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

Further, our assets are not insured against loss from political violence such as war, terrorism or civil commotion. If any of our assets are damaged or destroyed as a result of an uninsured cause, we would recognize a loss of those assets.

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

In particular, the occurrence of any of these risks could result in the following events, which in turn, could materially and adversely impact our results of operations:

•	disruption of oil and natural gas exploration and production activities;

•	restriction of the movement and exchange of funds;

•	our inability to collect receivables;

•	loss of assets in affected jurisdictions

•	enactment of additional or stricter U.S. government or international sanctions; and

•	limitation of our access to markets for periods of time.

In early 2011, our operations in Tunisia, Egypt and Libya have been disrupted by the political revolutions and uprisings in these countries. Political disturbances in these countries and elsewhere in the Middle East and North Africa regions, including to a lesser extent Yemen and Bahrain, are ongoing as of the end of February, 2011, and our operations in Libya have not resumed. During 2010, these five countries accounted for approximately 3% of our global revenue. In Libya, we have evacuated all of our non-Libyan employees and their families.

At December 31, 2010, we had in Libya inventory, property, plant and equipment (net) with a carrying value of approximately $141 million, as well as cash, accounts receivable and prepaid expenses of approximately $76 million. In cases where we must evacuate personnel, it may be difficult, if not impossible, for us to safeguard and recover our operating assets, and our ability to do so will depend on the local turn of events. In these areas we also may not be able to perform the work we are contracted to perform, which could lead to forfeiture of performance bonds. We currently have outstanding approximately $19 million of performance bonds related to contracts in Libya. We could suffer material losses with respect to these assets.

If political violence were to curtail our activities in other countries in the region from which we derive greater business, such as Saudi Arabia, Iraq and Algeria, and particularly if political activities were to result in prolonged violence or civil war, these political activities could have a material adverse effect on our business in the region.

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

The DOJ, SEC and other agencies and authorities have a broad range of civil and criminal penalties they may seek to impose against corporations and individuals for violations of trade sanctions laws, the FCPA and other federal statutes including, but not limited to, injunctive relief, disgorgement, fines, penalties and modifications to business practices and compliance programs. In recent years, these agencies and authorities have entered into agreements with, and obtained a range of penalties against, several public corporations and individuals in similar investigations, under which civil and criminal penalties were imposed, including in some cases fines and other penalties and sanctions in the tens and hundreds of millions of dollars. These agencies are seeking to impose penalties against us for past conduct, but the ultimate amount of any penalties we may pay currently cannot be reasonably estimated. Under trade sanctions laws, the DOJ may also seek to impose modifications to business practices, including immediate cessation of all business activities in specific countries or other limitations that decrease our business, and modifications to compliance programs, which may increase compliance costs. Any injunctive relief, disgorgement, fines, penalties, sanctions or imposed modifications to business practices resulting from these investigations could adversely affect our results of operations. In addition, our historical activities in sanctioned countries, such as Sudan and Iran, could result in certain investors, such as government sponsored pension funds, divesting or not investing in our registered shares. Based on available information, we cannot predict what, if any, actions the DOJ, SEC or other authorities will take in our situation or the effect any such actions will have on our consolidated financial position or results of operations. To the extent we violated trade sanctions laws, the FCPA, or other laws or regulations, fines and other penalties may be imposed. Because these matters are now pending before the indicated agencies, there can be no assurance that actual fines or penalties, if any, will not have a material adverse effect on our business, financial condition, liquidity or results of operations.

To date, we have incurred $49 million for costs in connection with our exit from sanctioned countries and incurred $113 million for legal and professional fees in connection with complying with and conducting these on-going investigations.

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

In January 2010, the Venezuelan government announced its intention to devalue its currency and move to a two tier exchange structure. The official exchange moved from 2.15 to 2.60 for essential goods and 4.30 for non-essential goods and services. In connection with this devaluation, we incurred a charge of $64 million for the remeasurement of our net monetary assets denominated in Venezuelan bolivars at the date of the devaluation, which was not tax deductible. We also recorded a $24 million tax benefit for local Venezuelan income tax purposes related to our net U.S. dollar-denominated monetary liability position in the country. We currently utilize the 4.30 Venezuelan bolivar to U.S. dollar exchange rate. At December 31, 2010, we had a net monetary asset position denominated in Venezuelan bolivars of approximately $56 million comprised primarily of cash and accounts receivable. We are continuing to explore opportunities to reduce this exposure but should another devaluation occur in the future, we may be required to take further charges related to the remeasurement of our net monetary asset position. For example, if the Venezuela bolivar devalued by an additional 10% in the future, we would record a devaluation charge of approximately $6 million. Effective January 1, 2011, the Venezuelan government again modified the fixed rate of exchange, eliminating the two tier structure and establishing 4.30 as the official exchange rate for all goods and services. This modification will not have a material impact to our financial position or results of operations.

As a result of discussions with a customer and the economic environment in Venezuela, we reviewed how the dual exchange rate might affect amounts we receive for our U.S. dollar-denominated receivables in Venezuela. We believe our contracts are legally enforceable and our customers continue to accept our invoices. However, based on the current political and economic environment in Venezuela, we believe a loss is probable. Accordingly, we recorded a reserve of $32 million against this exposure in the fourth quarter of 2010.

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

We have identified a material weakness in accounting for income taxes in our internal control over financial reporting, which, if not remedied effectively, could have a further adverse effect on our share price.

Management, through documentation, testing and assessment of our internal control over financial reporting pursuant to the rules promulgated by the SEC under Section 404 of the Sarbanes-Oxley Act of 2002 and Item 308 of Regulation S-K, has concluded that our internal control over financial reporting had a material weakness in accounting for income taxes as of December 31, 2010. See Item 9A — Controls and Procedures. If we are unable to effectively remediate this material weakness in a timely manner, we could lose investor confidence in the accuracy and completeness of our financial reports, which could have a further adverse effect on our share price.

In future periods, if the process required by Section 404 of the Sarbanes-Oxley Act reveals further material weaknesses or significant deficiencies, the correction of any such material weakness or significant deficiency could require additional remedial measures including additional personnel which could be costly and time-consuming. If a material weakness exists as of a future period year-end (including a material weakness identified prior to year-end for which there is an insufficient period of time to evaluate and confirm the effectiveness of the corrections or related new procedures), our management will be unable to report favorably as of such future period year-end to the effectiveness of our control over financial reporting. If we are unable to assert that our internal control over financial reporting is effective in any future period, or if we continue to experience material weaknesses in our internal control over financial reporting for accounting for income taxes, we could lose investor confidence in the accuracy and completeness of our financial reports, which could have a further adverse effect on our share price and potentially subject us to additional and potentially costly litigation and governmental inquiries/investigations. In March 2011, shareholders filed suit relating to the matters described above.

With respect to the restatement of our historical financial statements as a result of errors in our tax accounts, the SEC has sent us questions regarding our Current Report on Form 8-K, filed March 1, 2011.

Changes in tax laws could adversely impact our results.

On June 26, 2002, the shareholders and Board of Directors of Weatherford International, Inc. (“Weatherford Delaware”) approved our corporate reorganization, and Weatherford International Ltd. (“Weatherford Bermuda”), a newly formed Bermuda company, became the parent holding company of Weatherford International, Inc. During the first quarter of 2009, we completed a transaction in which Weatherford Bermuda became a wholly-owned subsidiary of Weatherford International Ltd., a Swiss joint-stock company (“Weatherford Switzerland”), and holders of our common shares received one registered share of Weatherford Switzerland for each common share of Weatherford Bermuda that they held. We refer to this transaction as the “redomestication.” The realization of the tax benefit of this reorganization could be impacted by changes in tax laws, tax treaties or tax regulations or the interpretation or enforcement thereof or differing interpretation or enforcement of applicable law by the U.S. Internal Revenue Service or other taxing jurisdictions. The inability to realize this benefit could have a material impact on our financial statements.

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

Following the redomestication, the rights of our shareholders are governed by Swiss law and Weatherford Switzerland’s articles of association and organizational regulations. The rights of shareholders under Swiss law differ from the rights of shareholders of companies incorporated in other jurisdictions. For example, directors of Weatherford Switzerland may be removed by shareholders with or without cause, but such removal requires the vote of shareholders holding at least 66 2/3% of the voting rights and the absolute majority of the par value of the registered shares represented at the meeting as well as a quorum of at least two-thirds of the registered shares recorded in the share register.

We hold shareholder meetings in Switzerland, and our required quorum for those meetings is lower.

We hold shareholders meetings in Switzerland, which may make attendance in person more difficult for some investors. For shareholders meetings for Weatherford-Switzerland for the transaction of any business other than removal of a director or certain other specified resolutions, a quorum comprises at least one-third of the registered shares recorded in the share register and entitled to vote (and at least two-thirds of the registered shares recorded in the share register and entitled to vote for the removal of directors and certain other specified resolutions).

Item 1B.	Unresolved Staff Comments

None.

Item 2.	Properties

Our operations are conducted in approximately 100 countries and we have manufacturing facilities and sales, service and distribution locations throughout the world. The following table describes our material facilities as of December 31, 2010:

	Owned/	Principal Services and Products
Location	Leased	Offered or Manufactured

North America:
Houma, Louisiana	Owned	Cementing products
Houston, Texas	Owned	Sand screens
Huntsville, Texas	Owned	Liner systems and solid expandables
New Brighton, Minnesota	Owned	Water well and industrial screens
Nisku, Alberta, Canada	Owned	Reciprocating rod lift
Nisku, Alberta, Canada	Owned	Drilling equipment, fishing, wireline, controlled pressure drilling and testing services
Schriever, Louisiana	Owned	Cementation manufacturing. plant and well construction services
Latin America:
Ciudad Del Carmen, Campeche, Mexico	Leased	Wireline
Europe/West Africa/FSU:
Aberdeen, Scotland	Leased	Expandable slotted tubulars
Langenhagen, Germany	Leased	Manufacturing
Lukhovitsy, Russia	Owned	Pipeline and specialty services
Nizhnevartovsk, Russia	Owned	Drilling, sidetracking, wireline, fishing, well workover and tool rental
Stavanger, Norway	Leased	Casing exit, cementation equipment & systems, directional drilling and fishing
Middle East/North Africa/Asia:
Abu Dhabi, UAE	Leased	Manufacturing
Awjila, Libya	Leased	Warehouse and service
Dongyin, China	Leased	Progressing cavity pumping
Hassi Messaoud, Algeria	Leased	Fishing, liner hangers, controlled pressure drilling and testing services
Shifang, China	Owned	Pump jacks and wellhead
Corporate:
Geneva, Switzerland	Leased	Headquarters
Houston, Texas	Leased	Corporate offices

Item 3.	Legal Proceedings

In the ordinary course of business, we become the subject of various claims and litigation. We maintain insurance to cover many of our potential losses, and we are subject to various self-retention limits and deductibles with respect to our insurance.

Please see the following:

•	“Item 1. Business — Other Business Data — Federal Regulation and Environmental Matters,” which is incorporated by reference into this item.

•	“Item 1A. Risk Factors — We are involved in several governmental and internal investigations, which are costly to conduct, have resulted in a loss of revenue and may result in substantial financial penalties,” which is incorporated by reference into this item.

•	“Item 8. Financial Statements and Supplementary Data— Notes to Consolidated Financial Statements — Note 18. Disputes, Litigation and Contingencies”.

Although we are subject to various ongoing items of litigation, we do not believe it is probable that any of the items of litigation to which we are currently subject will result in any material uninsured losses to us. It is possible, however, an unexpected judgment could be rendered against us in the cases in which we are involved that could be uninsured and beyond the amounts we currently have reserved and in some cases those losses could be material.

Item 4.	(Removed and Reserved)

PART II

Item 5.	Market for Registrant’s Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities

Our shares are traded under the symbol “WFT” on the New York Stock Exchange (“NYSE”), the Euronext-Paris exchange and as of November 17, 2010, the SIX Swiss Stock Exchange. As of March 2, 2011, there were 2,803 shareholders of record. Additionally, there were 55 stockholders of Weatherford International, Inc. as of the same date who had not yet exchanged their shares. The following table sets forth, for the periods indicated, the range of high and low sales prices per share for our stock as reported on the NYSE.

	Price
	High	Low

Year ending December 31, 2010
First Quarter	$20.88	$14.63
Second Quarter	18.80	12.34
Third Quarter	17.60	12.68
Fourth Quarter	22.98	16.70
Year ending December 31, 2009
First Quarter	$14.47	$9.08
Second Quarter	23.75	10.50
Third Quarter	23.00	17.22
Fourth Quarter	20.92	15.43

On March 2, 2011, the closing sales price of our shares as reported by the New York Stock Exchange was $21.14 per share. We have not declared or paid cash dividends on our shares since 1984.

Under our restricted share plan, employees may elect to have us withhold shares to satisfy minimum statutory federal, state and local tax withholding obligations arising on the vesting of restricted stock awards and exercise of options. When we withhold these shares, we are required to remit to the appropriate taxing authorities the market price of the shares withheld, which could be deemed a purchase of shares by us on the date of withholding. During the quarter ended December 31, 2010, we withheld shares to satisfy these tax withholding obligations as follows:

	No. of	Average
Period	Shares	Price

October 1-October 31, 2010	39,763	$17.38
November 1-November 30, 2010	8,951	19.01
December 1-December 31, 2010	170,573	20.94

Information concerning securities authorized for issuance under equity compensation plans is set forth in Part III of this report under “Item 12(d). Security Authorized for Issuance Under Equity Compensation Plans,” which is incorporated by reference into this Item.

Performance Graph

This graph compares the yearly cumulative return on our shares with the cumulative return on the Dow Jones U.S. Oil Equipment & Services Index and the Dow Jones U.S. Index for the last five years. The graph assumes the value of the investment in our shares and each index was $100 on December 31, 2005. The stockholder return set forth below is not necessarily indicative of future performance. The following graph and related information shall not be deemed “soliciting material” or to be “filed” with the SEC, nor shall such information be incorporated by reference into any future filing under the Securities Act of 1933 or the Securities Exchange Act of 1934, except to the extent that Weatherford specifically incorporates it by reference into such filing.

Item 6.	Selected Financial Data

The following table sets forth certain selected historical consolidated financial data and should be read in conjunction with “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Item 8. Financial Statements and Supplementary Data,” both contained in this report. The following information may not be indicative of our future operating results. Results for 2009, 2008 and 2007 have been restated in the following table. See “Item 8. Financial Statements and Supplementary Data — Notes to Consolidated Financial Statements — Note 2. Restatement of Consolidated Financial Statements.”

	Year Ended December 31,
	2010	2009	2008	2007	2006
		(Restated)	(Restated)	(Restated)
	(In thousands, except per share amount)

Statements of Operations Data:
Revenues	$10,220,797	$8,833,005	$9,600,564	$7,832,062	$6,578,928
Operating Income	781,453	687,864	1,955,168	1,643,912	1,354,687
Income (Loss) From Continuing Operations Attributable to Weatherford	(107,925)	170,141	1,259,424	961,926	906,106
Basic Earnings (Loss) Per Share From Continuing Operations Attributable To Weatherford	(0.15)	0.24	1.84	1.42	1.31
Diluted Earnings (Loss) Per Share From Continuing Operations Attributable To Weatherford	(0.15)	0.24	1.80	1.38	1.28
Balance Sheet Data:
Total Assets	$19,131,654	$18,696,690	$16,470,187	$13,208,909	$10,139,248
Long-term Debt	6,529,998	5,847,258	4,564,255	3,066,335	1,564,600
Shareholders’ Equity	9,464,847	9,438,373	8,128,593	7,309,997	6,197,837
Cash Dividends Per Share	—	—	—	—	—

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Our Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) begins with an executive overview which provides a general description of our company today, a synopsis of industry market trends, insight into management’s perspective of the opportunities and challenges we face and our outlook for 2011. Next, we analyze the results of our operations for the last three years, including the trends in our business. Then we review our cash flows and liquidity, capital resources and contractual commitments. We conclude with an overview of our critical accounting judgments and estimates and a summary of recently issued accounting pronouncements.

The “Company,” “we,” “us” and “our” refer to Weatherford International Ltd., a Swiss joint-stock corporation, or, prior to February 26, 2009, to Weatherford International Ltd., a Bermuda exempted company, which, as of that date, became a direct, wholly owned subsidiary of Weatherford International Ltd., a Swiss joint-stock corporation, in either case on a consolidated basis.

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

In July 2009, we acquired the Oilfield Services Division (“OFS”) of TNK-BP for 24.3 million shares valued at approximately $450 million plus contingent and other consideration. During 2010, we settled the working capital and contingent consideration payment provisions for $44 million and $47 million, respectively. Through this transaction, we acquired drilling, well workover and cementing services operations in West Siberia, East Siberia and the Volga-Urals region.

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

			North
		Henry Hub	American Rig	International
	WTI Oil(1)	Gas(2)	Count(3)	Rig Count(3)

2010	$91.38	$4.41	2,108	1,118
2009	79.36	5.57	1,485	1,113
2008	44.60	5.62	2,143	1,175

(1)	Price per barrel as of December 31 — Source: Thomson Reuters

(2)	Price per MM/BTU as of December 31 — Source: Thomson Reuters

(3)	Average rig count for December — Source: Baker Hughes Rig Count and other third-party data

Oil prices increased during 2010, ranging from a low of $68.01 per barrel in May to a high of $91.51 per barrel late in December. Natural gas prices decreased during 2010, ranging from a high of $6.01 MM/BTU in early January to a low of $3.65 MM/BTU late in August. Factors influencing oil and natural gas prices during the period include hydrocarbon inventory levels, realized and expected economic growth, realized and expected levels of hydrocarbon demand, levels of spare production capacity within the Organization of Petroleum Exporting Countries (“OPEC”), weather and geopolitical uncertainty.

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

Outlook

We believe the long-term outlook for our businesses is favorable. As decline rates accelerate and reservoir productivity complexities increase, our clients will face growing challenges securing desired rates of production growth. These challenges increase our customers’ requirements for technologies that improve productivity and efficiency and increase demand for our products and services. These phenomena provide us with a positive outlook over the longer term.

We noted a substantial increase in activity in North America during 2010 as compared to 2009. For 2011, we expect land activity in the U.S. will flatten out and we do not expect the market to provide significant volume gains. We anticipate that further strengthening in oil and shale activity in North America will offset a reduction in conventional gas segments.

Our assessment of the international market for 2011 is positive. The Eastern Hemisphere is beginning its recovery process which has been led by Russia, both in volume and price. We also have contractual commitments in hand and have initiated start-ups in Algeria, Bangladesh, Iraq, Kuwait, Libya, Oman and Turkmenistan. Our expectation is that the current political upheaval in the Middle East and North Africa will be resolved quickly, that the interruption of our business will be brief and that we will not incur a substantial loss with respect to our assets located in, or related to, these countries. However, we expect operating results will be negatively impacted in the near-term. Overall our prognosis for Latin America for 2011 is positive. Brazil, Colombia, Argentina and Peru should have robust growth in 2011, with Brazil and Colombia experiencing the strongest growth. In Mexico, we expect activity to gradually improve from the trough levels witnessed during 2010.

The level of improvement in our businesses in 2011 will continue to depend heavily on volume increases and our ability to further penetrate existing markets with our younger technologies as well as to successfully introduce these technologies to new markets. In addition, our ability to grow our business aggressively will rely on our continued demonstration of a high level of operational efficacy for our clients including the efficiency of mobilization related to planned startups. The recruitment, training and retention of personnel will also be a critical factor in growing our businesses. The continued strength of the industry will be highly dependent on many external factors, such as world economic and political conditions, member country quota compliance within OPEC and weather conditions, including the factors described under “— Forward-Looking Statements.”

Results of Operations

The following charts contain selected financial data comparing our consolidated and segment results from operations for 2010, 2009 and 2008. Results for 2009 and 2008 have been restated in the following table. See “Item 8. Financial Statements and Supplementary Data — Notes to Consolidated Financial Statements — Note 2. Restatement of Consolidated Financial Statements.”

	Year Ended December 31,
	2010	2009	2008
		(Restated)	(Restated)
	(In thousands, except percentages and per share data)

Revenues:
North America	$4,166,881	$2,762,264	$4,460,147
Middle East/North Africa/Asia	2,450,503	2,372,798	2,391,520
Europe/West Africa/FSU	1,984,429	1,618,664	1,539,190
Latin America	1,618,984	2,079,279	1,209,707

	10,220,797	8,833,005	9,600,564
Operating Income (Expense):
North America	695,607	190,877	1,105,924
Middle East/North Africa/Asia	264,647	440,371	563,438
Europe/West Africa/FSU	241,298	224,666	374,888
Latin America	53,843	279,888	279,646
Research and Development	(214,481)	(194,650)	(192,659)
Corporate	(172,918)	(176,995)	(136,212)
Revaluation of Contingent Consideration	12,597	24,273	—
Exit and Restructuring	(99,140)	(100,566)	(39,857)

	781,453	687,864	1,955,168
Interest Expense, Net	(405,785)	(366,748)	(243,679)
Bond Tender Premium	(53,973)	—	—
Devaluation of Venezuelan Bolivar	(63,859)	—	—
Other, Net	(53,247)	(37,633)	(44,956)
Effective Tax Rate	145.5%	30.8%	22.4%
Net Income per Diluted Share	$(0.15)	$0.24	$1.80
Depreciation and Amortization	1,047,334	908,897	731,808

Revenues

The following chart contains consolidated revenues by product line for 2010, 2009 and 2008:

	Year Ended December 31,
	2010	2009	2008

Drilling Services	17%	16%	16%
Artificial Lift Systems	15	14	17
Well Construction	14	15	15
Integrated Drilling	12	14	6
Stimulation & Chemicals	12	8	7
Completion Systems	8	11	10
Drilling Tools	8	8	11
Wireline	6	6	8
Re-entry & Fishing	6	6	7
Pipeline & Specialty Services	2	2	3

Total	100%	100%	100%

Consolidated revenues increased $1,388 million, or 16%, in 2010 as compared to 2009. North American revenue increased $1,405 million, or 51%, in 2010 when compared to the prior year, on a 45% increase in rig count. International revenues were essentially flat compared to 2009. An 11% increase in Eastern Hemisphere revenues was offset by a decline in Latin America. Our stimulation and chemicals, artificial lift and drilling services product lines were strong contributors to the year-over-year increase.

Consolidated revenues decreased $768 million, or 8%, in 2009 as compared to 2008 against a 31% decrease in rig count activity. This decrease in revenue was mainly attributable to the significant declines experienced in North America. International revenues increased $930 million, or 18%, in 2009 as compared to 2008. Our Latin American region was the largest contributor to our year-over-year international revenue growth. This international growth occurred despite an 8% decline in international rig count. From a service line perspective, our integrated drilling service line experienced the strongest growth in 2009.

Operating Income

Consolidated operating income increased $94 million, or 14%, in 2010 as compared to 2009. Our operating segments contributed $120 million of incremental operating income during 2010 as compared to the prior year. This incremental income was partially offset by an increase in research and development expenditures of $20 million over 2009. Research and development expenditures represented a consistent 2% of revenues in both years. The revaluation of contingent consideration associated with the OFS acquisition offset $11 million of the incremental operating income contributed by our operating segments, as we recognized a gain of $13 million in 2010 compared to a gain of $24 million in 2009.

Consolidated operating income decreased $1,267 million, or 65%, in 2009 as compared to 2008. Our operating segments accounted for $1,188 million of this decrease. In addition, exit and restructuring charges during 2009 increased $61 million and corporate expenditures increased $41 million compared to 2008. The increase in corporate expenses was primarily attributable to higher employee compensation costs, professional fees and costs related to acquisitions (which were capitalized in 2008 and expensed in 2009 due to the adoption of new accounting guidance related to business combinations) and settlement of certain legal disputes. In addition, 2009 includes costs associated with business process optimization initiatives. We also augmented our compliance infrastructure with increased staff and more rigorous policies and training of our employees regarding compliance with applicable anti-corruption laws, trade sanction laws and import/export laws. Also, 2009 results include $24 million related to a gain recorded in connection with the revaluation of contingent consideration included as part of the acquisition of OFS.

The $99 million of exit and restructuring costs incurred during 2010 include (i) a $38 million charge related to our Supplemental Executive Retirement Plan (“SERP”) which was frozen on March 31, 2010, (ii) $61 million for severance and facility closure costs and (iii) $7 million for legal and professional fees incurred in connection with our on-going investigations. These charges were offset by a $7 million benefit related to the reversal of prior cost accruals for our exit from sanctioned countries.

We incurred exit and restructuring charges during 2009 of $101 million, which was comprised of (i) $45 million for legal and professional fees incurred in connection with our on-going investigations, (ii) $52 million for severance and facility closure costs and (iii) $4 million for unusable assets and cost accruals in certain sanctioned countries.

Exit and restructuring charges during 2008 included (i) $47 million for legal and professional fees incurred in connection with our on-going investigations, (ii) $18 million for severance costs incurred associated with restructuring activities and (iii) $56 million for costs incurred in connection with our withdrawal from sanctioned countries. These charges were partially offset by an $81 million gain recognized in the second quarter of 2008 as a result of selling our 50% interest in a subsidiary we control to Qatar Petroleum for cash consideration of $113 million.

Devaluation of Venezuelan Bolivar

In January 2010, the Venezuelan government announced its intention to devalue its currency and move to a two tier exchange structure. The official exchange moved from 2.15 to 2.60 for essential goods and to 4.30 for non-essential goods and services. In connection with this devaluation, we incurred a charge of $64 million in the first quarter of 2010 for the remeasurement of our net monetary assets denominated in the Venezuelan bolivar at the date of the devaluation. Effective January 1, 2011, the Venezuelan government again modified the fixed rate of exchange, eliminating the two tier structure and establishing 4.30 as the official exchange rate for all goods and services. This modification will not have a material impact to our financial position or results of operations.

Interest Expense, Net

Interest expense, net increased $39 million, or 11% in 2010 compared to 2009. The increase in interest expense was primarily attributable to an overall increase in our long-term debt balance when compared to 2009, as we refinanced lower-rate short-term debt with higher interest bearing long-term debt. In addition, in September 2010 we completed a $1.4 billion long-term debt offering, and in October 2010, we completed a tender offer, repurchasing $700 million of our senior notes due 2012 and 2013. This activity temporarily increased the balance of our borrowings and contributed to the increase in interest expense.

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

Bond Tender Premium

In September 2010, we commenced a cash tender offer for up to $700 million aggregate principal amount of specified series of our outstanding debt. Pursuant to the tender-offer terms, in September 2010 we repurchased $167 million of our 6.625% senior notes due 2011 and incurred an expense of $11 million for the premium we paid on the repurchase. In October 2010 we completed the tender offer by repurchasing $327 million and $206 million of our 5.95% senior notes due 2012 and 5.15% senior notes due 2013, respectively. We paid a $44 million premium on these bonds tendered and incurred a charge of $43 million in the fourth quarter of 2010.

Other Expense, Net

Other expense, net increased $16 million, or 42% in 2010 compared to 2009. The increase was mostly due to an increase in foreign currency exchange losses incurred as the result of the weakening of foreign currencies against the U.S. dollar. Other expense, net decreased $7 million, or 16% in 2009 compared to 2008. The decrease was primarily due to a decline in foreign currency exchange losses.

Income Taxes

Our effective tax rates were 145.5% in 2010, 30.8% in 2009 and 22.4% in 2008. The increase in our effective tax rate during 2010 was primarily due to tax expense related to the reorganization of our operations in Latin America, minimum tax in Mexico, curtailment expense on our SERP for which no related tax benefit was recorded and changes in our geographic earnings mix, all of which are partially offset by a tax benefit related to the devaluation of the Venezuelan bolivar. The increase in our effective tax rate during 2009 was primarily due to minimum tax in Mexico and changes in our geographic earnings mix.

Segment Results

North America

North American revenues increased $1,405 million, or 51%, in the current year as compared to the prior year and outpaced a 45% increase in average North American rig count over the comparable period. The strong performance in the U.S. land market, an overall increase in North American drilling activity, and price improvements more than offset a weak Gulf of Mexico environment. Revenues from our stimulation and chemicals, artificial lift and drilling services product lines were the strongest contributors to our year-over-year increase in revenue.

Revenues in our North American segment decreased $1,698 million, or 38%, in 2009 as compared to 2008 on a 42% decline in the average rig count in North America over the comparable period. The decrease in revenues was the result of the steep decline in drilling activity both in Canada and the United States and the significant declines in pricing experienced in the first half of 2009.

Operating income increased $505 million, or 264% in 2010 as compared to the prior year. Operating margins were 17% in 2010 compared to 7% in 2009. The increase in operating income and margins is attributable to increased onshore activity in the U.S., the realization of prior cost reduction efforts, a more favorable sales mix and improved pricing.

Operating income decreased $915 million, or 83%, in 2009 compared to 2008. Operating margins were 7% and 25% in 2009 and 2008, respectively. The significant reduction in drilling activity in the region and pricing declines were the primary reasons for the deterioration in margins and operating income.

Middle East/North Africa/Asia

Middle East/North Africa/Asia revenues increased $78 million, or 3%, in 2010 as compared to 2009 with a 7% increase in rig count over the comparable period. Within the region our integrated drilling product line continued as the strongest performer from a service line perspective.

Middle East/North Africa/Asia revenues decreased $19 million, or 1%, in 2009 as compared to 2008 on a 7% decline in rig count over the comparable period. Integrated drilling and drilling services product lines were the strongest performers from a service line perspective.

Operating income decreased $176 million, or 40%, during 2010 compared to the prior year. Operating margins decreased from 19% in 2009 to 11% in 2010. The decline in operating income and margins was primarily the result of higher mobilization costs and operating delays related to operations in certain countries, a full year’s impact of lower pricing and a less favorable sales mix.

Operating income decreased $123 million, or 22%, during 2009 compared to the prior year. Operating margins were 19% and 24% in 2009 and 2008, respectively. The deterioration in operating income and margins during 2009 was primarily the result of delays in startups and deliveries as well as pricing declines experienced in the region.

Europe/West Africa/FSU

Revenues in our Europe/West Africa/FSU segment increased $366 million, or 23%, in 2010 compared to the prior year with a 34% rig count increase over the comparable period. The increase in revenue was largely attributable to our acquisition of OFS in July 2009.

Revenues in our Europe/West Africa/FSU segment increased $79 million, or 5%, in 2009 compared to 2008 against a 16% rig count decrease over the comparable period. Our acquisition of OFS in July 2009 was the primary driver of the increase.

Operating income increased $17 million, or 7%, during the current year compared to the prior year. Operating margins were 12% in 2010 and 14% in 2009. The decline in operating margins was primarily due to a $6 million one-time depreciation charge as a result of finalizing third-party asset valuations in connection with the OFS acquisition, higher than usual year-end inventory write-offs, pricing declines and changes in sales mix over the comparable period.

Operating income decreased $150 million, or 40%, during 2009 compared to 2008. Operating margins were 14% in 2009 and 24% in 2008. The decline in operating income and operating margins was primarily due to activity and pricing declines experienced in the region in 2009.

Latin America

Revenues in our Latin American segment decreased $460 million, or 22%, in 2010 as compared to 2009 against an average rig count increase of 8% over the comparable period. The decline in revenue was due to reduced project activity in Mexico, while Brazil and Colombia posted strong operational results partially offsetting the decline in Mexico.

Revenues in our Latin American segment increased $870 million, or 72%, in 2009 as compared to the prior year against an average rig count decrease of 7% over the comparable period. Mexico was the strongest contributor to revenue growth. From a service line perspective, our integrated drilling and stimulation and chemicals service lines experienced the strongest growth in 2009.

Operating income decreased $226 million, or 81% in 2010 over 2009. Operating margins decreased from 14% in the prior year to 3% in the current year. The decline in operating income and operating margins is attributable to the reduced scale of project work in Mexico and the revisions to our profitability estimates on project management contracts in the country. During the quarter ended September 30, 2010, we incurred a $76 million charge for revisions to our profitability estimates on our project management contracts in Mexico, as the client requested a slowdown in drilling activity to near zero while they re-evaluated the pace of drilling and capital expenditures in the current year. As a result, the contracts will take longer to complete than originally estimated. In addition, a $32 million reserve was taken against accounts receivable balances in Venezuela in light of the country’s economic prognosis.

Operating income was relatively flat in 2009 as compared to 2008 and operating margins decreased from 23% in 2008 to 14% in 2009. A significant change in product mix, together with unforeseen delays, shifts in customer focus and market declines in Venezuela, Argentina and Colombia negatively impacted margins. In addition, weather issues and a reduction in gas activity in Mexico contributed to the decline in margins.

Discontinued Operation

We finalized the divestiture of our discontinued operation consisting of our oil and gas development and production company during the second quarter of 2008. We recorded a gain of $11 million, net of taxes, in connection with the finalization of the divestiture. For the full year of 2008, we had a loss from our discontinued operation, net of taxes, of $13 million, which included approximately $21 million incurred in connection with the settlement of a legal dispute regarding the business. This loss was partially offset by the gain recognized in the second quarter of 2008.

Equity Investment Acquisition

We acquired a 33% ownership interest in Premier Business Solutions (“PBS”) in June 2007 for approximately $330 million. PBS conducts business in Russia and is an electric submersible pump manufacturer. In January 2008, we sold our electrical submersible pumps product line to PBS and received a combination of cash and an additional equity investment in PBS in consideration of the sale. This transaction increased our ownership percentage to 38.5%. In September 2009, we converted a $38 million note plus accrued interest due from PBS for an additional equity investment. Our ownership percentage was unchanged as the other joint venture partner also converted its notes receivable for an additional equity investment.

Liquidity and Capital Resources

Sources of Liquidity

Our sources of available liquidity include cash and cash equivalent balances, cash generated from operations, and committed availabilities under bank lines of credit. We also historically have accessed banks for short-term loans from uncommitted borrowing arrangements and the capital markets with debt, equity and convertible bond offerings and may from time to time dispose of businesses or capital assets that are no longer core to our long-term growth strategy.

Committed Borrowing Facility

Effective October 15, 2010, we entered into a new, unsecured revolving credit agreement (the “Credit Agreement”) which replaced our previous agreements scheduled to mature in May 2011. The Credit Agreement can be used for a combination of borrowings, support for our commercial paper program and issuances of letters of credit. At December 31, 2010, the Credit Agreement allowed for aggregate availability of $1.75 billion with an October 2013 maturity date, subject to extension. There were no outstanding borrowings on this facility at December 31, 2010.

Consistent with our prior facilities, the Credit Agreement requires us to maintain a debt-to-capitalization ratio of less than 60% and contains other covenants and representations customary for an investment-grade commercial credit. Our debt-to-capitalization ratio was approximately 42% at December 31, 2010, which is in compliance with these covenants.

The following is a recap of our availability under the Credit Agreement at December 31, 2010 (in millions):

Facility	$1,750
Less uses of facility:
Amount drawn	—
Commercial paper	—
Letters of credit	64

Availability	$1,686

Commercial Paper

We have a $1.5 billion commercial paper program under which we may from time to time issue short-term, unsecured notes. Our commercial paper issuances are supported by the Credit Agreement.

Accounts Receivable Factoring

We have entered into an accounts receivable factoring program to sell accounts receivable related to Latin America to third party financial institutions. We sold approximately $395 million under this program during 2010. We received cash totaling $363 million and recognized a loss of $10 million on these sales. These transactions qualified for sale accounting under the accounting standards. The remaining amounts due to us will be paid as the third party financial institution collects on the receivables. These deferred amounts are recorded as Other Current Assets in the Condensed Consolidated Balance Sheet. The proceeds received on the initial sale and $16 million for the collection of deferred amounts through December 31, 2010, are included in operating cash flows in our Consolidated Statement of Cash Flows.

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

Cash Requirements

During 2011, we anticipate our cash requirements will include interest payments on our outstanding debt, the payment of $183 million of senior notes due in the fourth quarter of 2011, working capital needs and capital expenditures and may include opportunistic business acquisitions. We anticipate funding these requirements with cash generated from operations and, if necessary, with availability under the Credit Agreement or with an issuance of commercial paper.

Capital expenditures during the year ended December 31, 2010 were $977 million. We estimate our capital expenditures for 2011 will be approximately $1.4 billion. We are projecting higher capital expenditures during 2011 to support anticipated near-term growth.

From time to time we acquire businesses or technologies or enter into joint ventures to increase our range of products and services, expand our geographic scope or otherwise enhance our businesses. During the year ended December 31, 2010, we used $146 million in cash for business and technology acquisitions, which includes our payment of $47 million to settle contingent consideration terms and $44 million paid in accordance with the working capital adjustment provisions associated with our 2009 OFS acquisition. Consideration for the 2010 acquisitions also included the issuance of approximately two million shares valued at approximately $28 million. From time to time we also divest of businesses or capital assets when we believe they are no longer core to our long-term growth strategy or when combining those businesses with a joint venture partner presents us with a strategic opportunity. In 2010, we received $197 million in cash from sales of assets and businesses.

Contractual Obligations

The following summarizes our contractual obligations and contingent commitments by period. The obligations we pay in future periods may vary due to certain assumptions including the duration of our obligations and anticipated actions by third parties.

	Payments Due by Period
		2012 and	2014 and
	2011	2013	2015	Thereafter	Total
	(In millions)

Short-term debt	$18	$—	$—	$—	$18
Long-term debt(a)	207	862	45	5,578	6,692
Interest on long-term debt	448	837	777	4,326	6,388
Noncancellable operating leases	116	149	79	188	532
Purchase obligations	260	—	—	—	260

	$1,049	$1,848	$901	$10,092	$13,890

(a)	Amounts represent the expected cash payments for our total debt and do not include any unamortized discounts or deferred gains on terminated interest rate swap agreements.

Due to the uncertainty with respect to the timing of future cash flows associated with our unrecognized tax benefits at December 31, 2010, we are unable to make reasonably reliable estimates of the period of cash settlement with the respective taxing authorities. Therefore, $84 million in unrecognized tax benefits, including interest and penalties, have been excluded from the contractual obligations table above.

We have defined benefit pension plans covering certain of our U.S. and international employees that provide various pension benefits. During 2010, we contributed approximately $8 million towards those plans and paid out benefits directly of approximately $33 million. For 2011, we anticipate funding $8 million through cash flows from operating activities.

Senior Notes and Bond Tender

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

In September 2010, we commenced a cash tender offer for up to $700 million aggregate principal amount of specified series of our outstanding debt. Pursuant to the tender-offer terms, in September 2010 we repurchased $167 million of our 6.625% senior notes due 2011 and incurred an expense of $11 million for the premium we paid on the repurchase.

In October 2010, we completed the tender offer by repurchasing $327 million and $206 million of our 5.95% senior notes due 2012 and 5.15% senior notes due 2013, respectively. We paid a $44 million premium on these bonds tendered and incurred a charge of $43 million in the fourth quarter of 2010.

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

Interest Rate Swaps

We use interest rate swaps to help mitigate exposures related to interest rate movements. Amounts paid or received upon termination of the interest rate swaps accounted for as fair value hedges represent the fair value of the agreements at the time of termination and are recorded as an adjustment to the carrying value of the related debt. These amounts are being amortized as a reduction (in the case of gains) or as an increase (in the case of losses) to interest expense over the remaining term of the debt. As of December 31, 2010 and 2009 we had net unamortized gains of $55 million and $68 million, respectively, associated with interest rate swap terminations.

Cash Flow Hedges

In 2008, we entered into interest rate derivative instruments to hedge projected exposures to interest rates in anticipation of a debt offering. Those hedges were terminated at the time of the issuance of the debt and the loss on these hedges is being amortized from Accumulated Other Comprehensive Income to interest expense over the remaining term of the debt. As of December 31, 2010 and 2009, we had net unamortized losses of $13 million associated with our cash flow hedge terminations.

Other Derivative Instruments

As of December 31, 2010 and 2009, we had foreign currency forward and option contracts with notional amounts aggregating $925 million and $1,062 million, respectively, which were entered into to hedge exposure to currency fluctuations in various foreign currencies, including, but not limited to, the British pound sterling, the Canadian dollar, the euro and the Norwegian krone. The total estimated fair value of these contracts and amounts owed associated with closed contracts resulted in a net liability of approximately $14 million and $9 million at

December 31, 2010 and 2009, respectively. These derivative instruments were not designated as hedges, and the changes in fair value of the contracts are recorded each period in current earnings.

We have cross-currency swaps between the U.S. dollar and Canadian dollar to hedge certain exposures to the Canadian dollar. At December 31, 2010 and 2009, we had notional amounts outstanding of $215 million and $263 million, respectively. The total estimated fair value of these contracts at December 31, 2010 and 2009 resulted in a liability of $35 million and $26 million, respectively. These derivative instruments were not designated as hedges, and the changes in fair value of the contracts are recorded each period in current earnings.

Warrants

At December 31, 2010, we had outstanding warrants to purchase up to 12.9 million of our shares at a price of $15.00 per share. The warrants remain exercisable until February 28, 2012 and are subject to adjustment for changes in our capital structure or the issuance of dividends in cash, securities or property. Upon exercise by the holders, settlement may occur through physical delivery, net share settlement, net cash settlement or a combination of those methods. The net cash settlement option upon exercise is at our sole discretion.

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

The following obligations of Weatherford Delaware were guaranteed by Weatherford Bermuda at December 31, 2010 and 2009: (i) the 6.625% Senior Notes, (ii) the 5.95% Senior Notes, (iii) the 6.35% Senior Notes and (iv) the 6.80% Senior Notes.

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

In September 2010, Weatherford Bermuda issued $800 million of 5.125% Senior Notes due 2020 and $600 million of 6.75% Senior Notes due 2040, both of which are guaranteed by Weatherford Delaware. As a result of these transactions, the following obligations of Weatherford Bermuda were guaranteed by Weatherford Delaware at December 31, 2010: (i) the revolving credit facility, (ii) the 4.95% Senior Notes, (iii) the 5.50% Senior Notes, (iv) the 6.50% Senior Notes, (v) the 5.15% Senior Notes, (vi) the 6.00% Senior Notes, (vii) the 7.00% Senior Notes, (viii) the 9.625% Senior Notes, (ix) the 9.875% Senior Notes, (x) the 5.125% Senior Notes, (xi) the 6.75% Senior Notes and (xii) issuances of notes under the commercial paper program.

Letters of Credit

We execute letters of credit in the normal course of business. While these obligations are not normally called, these obligations could be called by the beneficiaries at any time before the expiration date should we breach certain contractual or payment obligations. As of December 31, 2010, we had $425 million of letters of credit and bid and performance bonds outstanding, consisting of $361 million outstanding under various uncommitted credit facilities and $64 million letters of credit outstanding under our committed facility. If the beneficiaries called these letters of credit, the called amount would become an on-balance sheet liability, and our available liquidity would be reduced by the amount called. To the extent we are successful in being awarded large contracts in the future, our requirements for posting letters of credit and bid and performance bonds could increase.

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

We have indefinite-lived intangible assets totaling $19 million and $20 million as of December 31, 2010 and 2009, respectively. Our impairment test for indefinite-lived intangible assets involves the comparison of the fair value of the intangible asset and its carrying value. We have determined that no impairment exists related to these assets.

We have goodwill totaling $4.2 billion at both December 31, 2010 and 2009. Goodwill impairment is evaluated using a two-step process. The first step of the goodwill impairment test involves a comparison of the fair value of each of our reporting units with their carrying values. Our reporting units are based on our regional structure and consist of the United States, Canada, Latin America, Europe, West Africa, FSU, Middle East/North Africa and Asia Pacific. If the carrying amount of a reporting unit exceeds its fair value, the second step of the goodwill impairment test shall be performed. The second step compares the implied fair value of the reporting unit’s goodwill to the carrying amount of its goodwill to measure the amount of impairment loss.

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

Many of the assumptions used in our discounted cash flow analysis are based upon our annual financial forecast. This annual planning process takes into consideration many factors including historical results and operating performance, related industry trends, pricing strategies, customer analysis, operational issues, competitor analysis, and marketplace data, among others. Assumptions are also made for growth rates for periods beyond the financial forecast period. Our estimates of fair value are sensitive to changes in all of these variables, certain of which relate to conditions outside our control. If any one of the above assumptions changes or fails to materialize, the resulting decline in our estimated fair value could result in an impairment charge to goodwill associated with the applicable reporting unit.

None of our reporting units failed the first step of our impairment test during 2010. In addition, all reporting unit’s fair values were substantially in excess of their carrying value with the exception of the FSU and West Africa reporting units. These reporting units had an excess of fair value over carrying value of approximately 20%. Our FSU and West Africa reporting units have approximately $300 million and $75 million of goodwill, respectively.

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

Due to the significance of the discount rates and expected long-term rates of return, the following sensitivity analysis demonstrates the effect that a 50 basis point change in those assumptions will have on annual pension expense:

	Increase (Decrease) of Annual
	Pension Expense
	50 Basis Point	50 Basis Point
	Increase	Decrease
	(In millions)

Discount rate	$(1.1)	$1.5
Expected long-term rate of return	(0.5)	0.5

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

Measurements of progress are generally output based related to physical progress. At the outset of each contract, we prepare a detailed analysis of our estimated cost to complete the project. Risks related to service delivery, usage, productivity, and other factors are considered in the estimation process. Our personnel periodically evaluate the estimated costs, claims, change orders, and percentage of completion at the contract level. The recording of profits and losses on long-term contracts requires an estimate of the total profit or loss over the life of each contract. This estimate requires consideration of total contract value, change orders, and claims, less costs incurred and estimated costs to complete. There are many factors that impact future costs, including but not limited to weather, inflation, labor and community disruptions, timely availability of materials, productivity, and other factors as outlined in our “Risk Factors.” During the quarter ended September 30, 2010, we incurred a $76 million charge for revisions to our profitability estimates on our project management contracts in Mexico, as the client requested a slowdown in drilling activity to near zero while they re-evaluated the pace of drilling and capital expenditures in the current year. As a result, the contracts will take longer to complete than originally estimated. For example, during the quarter ended September 30, 2010, we incurred a $76 million charge for revisions to our profitability estimates on our project management contracts in Mexico, where the client’s budget constraints triggered an activity decline to near zero and an expected modification to future drilling plans. The change in our profitability estimates was due to what we view as a change in public policy in Mexico with respect to expenditures. Anticipated losses on contracts are recorded in full in the period in which they become evident. Profits are recorded based upon the total estimated contract profit times the current percentage complete for the contract.

Income Taxes

We take into account the differences between the financial statement treatment and tax treatment of certain transactions. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect of a change in tax rates is recognized as income or expense in the period that includes the enactment date. Our effective tax rates for 2010, 2009 and 2008 were 145.5%, 30.8% and 22.4%, respectively.

We recognize the impact of an uncertain tax position taken or expected to be taken on an income tax return in the financial statements at the largest amount that is more likely than not to be sustained upon examination by the relevant taxing authority.

We operate in approximately 100 countries through various legal entities. As a result, we are subject to numerous domestic and foreign tax jurisdictions and tax agreements and treaties among the various taxing authorities. Our operations in these jurisdictions are taxed on various bases: income before taxes, deemed profits (which is generally determined using a percentage of revenues rather than profits), withholding taxes based on revenue, and other alternative minimum taxes. The calculation of our tax liabilities involves consideration of uncertainties in the application and interpretation of complex tax regulations in a multitude of jurisdictions across our global operations. We recognize potential liabilities and record tax liabilities for anticipated tax audit issues in the U.S. and other tax jurisdictions based on our estimate of whether, and the extent to which, additional taxes will be due. The tax liabilities are reflected net of realized tax loss carryforwards. We adjust these reserves upon specific events; however, due to the complexity of some of these uncertainties, the ultimate resolution may result in a payment that is different from our current estimate of the tax liabilities. If our estimate of tax liabilities proves to be less than the ultimate assessment, an additional charge to expense would result. If payment of these amounts ultimately proves to be less than the recorded amounts, the reversal of the liabilities would result in tax benefits being recognized in the period when the contingency has been resolved and the liabilities are no longer necessary. Changes in tax laws, regulations, agreements and treaties, foreign currency exchange restrictions or our level of operations or profitability in each taxing jurisdiction could have an impact upon the amount of income taxes that we provide during any given year.

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

As of December 31, 2010, our net deferred tax assets were $266 million before a related valuation allowance of $103 million. As of December 31, 2009, our net deferred tax assets were $314 million before a related valuation allowance of $70 million.

For a more comprehensive list of our accounting policies, see “Item 8. Financial Statements and Supplementary Data — Notes to Consolidated Financial Statements — Note 1.”

New Accounting Pronouncements

In October 2009, the Financial Accounting Standards Board issued an update to existing guidance on revenue recognition for arrangements with multiple deliverables. This update will allow companies to allocate consideration received for qualified separate deliverables using estimated selling price for both delivered and undelivered items when vendor-specific objective evidence or third-party evidence is unavailable. Additional disclosures discussing the nature of multiple element arrangements, the types of deliverables under the arrangements, the general timing of their delivery, and significant factors and estimates used to determine estimated selling prices are required. We will adopt this update for new revenue arrangements entered into or materially modified beginning January 1, 2011. We do not expect the provisions of this update to have a material impact on our condensed consolidated financial statements.

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

In January 2010, the Venezuelan government announced its intention to devalue its currency and move to a two tier exchange structure. The official exchange rate moved from 2.15 to 2.60 for essential goods and from 2.15 to 4.30 for non-essential goods and services. Our Venezuelan entities maintain the U.S. dollar as their functional currency. In connection with this devaluation, we incurred a charge of $64 million for the remeasurement of our net monetary assets denominated in Venezuelan bolivars at the date of the devaluation, which was not tax deductible in Venezuela. We also recorded a $24 million tax benefit for local Venezuelan income tax purposes related to our net U.S. dollar-denominated monetary liability position in the country. As of December 31, 2010, we had a net monetary asset position denominated in Venezuelan bolivars of approximately $56 million comprised primarily of cash and accounts receivable. We are continuing to explore opportunities to reduce this exposure but should another devaluation occur in the future, we may be required to take further charges related to the remeasurement of our net monetary asset position. For example, if the Venezuela bolivar devalued by an additional 10% in the future, we would record a devaluation charge of approximately $6 million.

Assets and liabilities of entities for which the functional currency is the local currency are translated into U.S. dollars using the exchange rates in effect at the balance sheet date, resulting in translation adjustments that are reflected in Accumulated Other Comprehensive Income in the shareholders’ equity section on our Consolidated Balance Sheets. A portion of our net assets are impacted by changes in foreign currencies in relation to the U.S. dollar. We recorded a $5 million adjustment to increase our equity account for 2010 to reflect the net impact of the weakening of the U.S. dollar against various foreign currencies. Effective January 1, 2011, the Venezuelan government again modified the fixed rate of exchange, eliminating the two tier structure and establishing 4.30 as the official exchange rate for all goods and services. This modification will not have a material impact to our financial position or results of operations.

As of December 31, 2010 and 2009, we had foreign currency forward and option contracts with notional amounts aggregating $925 million and $1,062 million, respectively, which were entered into to hedge exposure to currency fluctuations in various foreign currencies, including, but not limited to, the British pound sterling, the Canadian dollar, the euro and the Norwegian krone. The total estimated fair value of these contracts and amounts owed associated with closed contracts resulted in a net liability of approximately $14 million and $9 million at December 31, 2010 and 2009, respectively. These derivative instruments were not designated as hedges, and the changes in fair value of the contracts are recorded each period in current earnings.

We have cross-currency swaps between the U.S. dollar and Canadian dollar to hedge certain exposures to the Canadian dollar. At December 31, 2010 and 2009, we had notional amounts outstanding of $215 million and $263 million, respectively. The estimated fair value of these contracts at December 31, 2010 and 2009 resulted in a liability of $35 million and $26 million, respectively. These derivative instruments were not designated as hedges, and the changes in fair value of the contracts are recorded each period in current earnings.

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

Our long-term borrowings that were outstanding at December 31, 2010 and 2009 subject to interest rate risk consist of the following:

	December 31,
	2010		2009
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
	(In millions)

6.625% Senior Notes due 2011	$184	$191	$353	$380
5.95% Senior Notes due 2012	273	290	599	648
5.15% Senior Notes due 2013	299	310	511	526
4.95% Senior Notes due 2013	252	266	253	263
5.50% Senior Notes due 2016	358	374	360	351
6.35% Senior Notes due 2017	600	651	600	647
6.00% Senior Notes due 2018	498	551	498	514
9.625% Senior Notes due 2019	1,033	1,287	1,034	1,236
5.125% Senior Notes due 2020	799	794	—	—
6.50% Senior Notes due 2036	596	595	596	574
6.80% Senior Notes due 2037	298	312	298	303
7.00% Senior Notes due 2038	498	535	498	517
9.875% Senior Notes due 2039	247	335	247	326
6.75% Senior Notes due 2040	598	624	—	—

We have various other long-term debt instruments of $215 million at December 31, 2010, but believe the impact of changes in interest rates in the near term will not be material to these instruments. The carrying value of our short-term borrowings of $18 million at December 31, 2010 approximates fair value.

As it relates to our variable rate debt, if market interest rates average 1% more in 2011 than the rates as of December 31, 2010, interest expense for 2011 would increase by less than $1 million. This amount was determined by calculating the effect of the hypothetical interest rate on our variable rate debt. This sensitivity analysis assumes there are no changes in our financial structure.

Interest Rate Swaps and Derivatives

We manage our debt portfolio to limit our exposure to interest rate volatility and may employ interest rate swaps as a tool to achieve that goal. The major risks from interest rate derivatives include changes in the interest rates affecting the fair value of such instruments, potential increases in interest expense due to market increases in floating interest rates and the creditworthiness of the counterparties in such transactions. The counterparties to our interest rate swaps are multinational commercial banks. In light of events in the global credit markets and the potential impact of these events on the liquidity of the banking industry, we continue to monitor the creditworthiness of our counterparties.

Amounts paid or received upon termination of the interest rate swaps represent the fair value of the agreements at the time of termination and are recorded as an adjustment to the carrying value of the related debt. These amounts are amortized as a reduction (in the case of gains) or an increase (in the case of losses) to interest expense over the remaining term of the debt.

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

As of December 31, 2010 and 2009, we had net unamortized gains of $55 million and $68 million, respectively, associated with interest rate swap terminations. We have no interest rate swaps outstanding at December 31, 2010.

Item 8.	Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of
Weatherford International Ltd. and subsidiaries

We have audited Weatherford International Ltd. and subsidiaries’ internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Weatherford International Ltd. and subsidiaries’ management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. The following material weakness has been identified and included in management’s assessment. Management has identified a material weakness in controls related to the company’s accounting for income taxes at December 31, 2010. We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements of Weatherford International Ltd. and subsidiaries as of December 31, 2010 and 2009 and the related consolidated statements of income, shareholders’ equity and cash flows for each of the three years in the period ended December 31, 2010. This material weakness was considered in determining the nature, timing and extent of audit tests applied in our audit of the 2010 financial statements and this report does not affect our report dated March 8, 2011, which expressed an unqualified opinion on those financial statements.

In our opinion, because of the effect of the material weakness described above on the achievement of the objectives of the control criteria, Weatherford International Ltd. and subsidiaries has not maintained effective internal control over financial reporting as of December 31, 2010, based on the COSO criteria.

/s/ Ernst & Young LLP

Houston, Texas
March 8, 2011

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of
Weatherford International Ltd. and subsidiaries

We have audited the accompanying consolidated balance sheets of Weatherford International Ltd. and subsidiaries as of December 31, 2010 and 2009, and the related consolidated statements of income, shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2010. Our audits also included the financial statement schedule listed in the Index at Item 15. These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Weatherford International Ltd. and subsidiaries at December 31, 2010 and 2009, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2010, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Weatherford International Ltd.’s internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 8, 2011 expressed an adverse opinion thereon.

As discussed in Note 2 to the consolidated financial statements, the December 31, 2009 and 2008 consolidated financial statements have been restated to correct certain errors in the income tax accounts.

/s/ Ernst & Young LLP

Houston, Texas
March 8, 2011

WEATHERFORD INTERNATIONAL LTD. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31,
	2010	2009
		(Restated)
	(In thousands, except par value)

Current Assets:
Cash and Cash Equivalents	$415,772	$252,519
Accounts Receivable, Net of Allowance for Uncollectible Accounts of $58,756 in 2010 and $20,466 in 2009	2,629,403	2,510,948
Inventories	2,590,008	2,238,294
Current Deferred Tax Assets	255,476	259,077
Other Current Assets	601,408	721,115

Total Current Assets	6,492,067	5,981,953

Property, Plant and Equipment
Land, Buildings and Leasehold Improvements	1,159,442	976,274
Rental and Service Equipment	7,977,336	7,534,467
Machinery and Other	2,024,856	1,919,086

	11,161,634	10,429,827
Less: Accumulated Depreciation	4,221,880	3,440,448

	6,939,754	6,989,379

Goodwill	4,185,477	4,156,105
Other Intangible Assets	730,429	772,786
Equity Investments	539,580	533,138
Other Assets	244,347	263,329

Total Assets	$19,131,654	$18,696,690

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Short-term Borrowings and Current Portion of Long-term Debt	$235,392	$869,581
Accounts Payable	1,335,020	1,002,359
Accrued Salaries and Benefits	328,967	274,199
Income Taxes Payable	43,167	201,647
Other Current Liabilities	640,433	652,914

Total Current Liabilities	2,582,979	3,000,700
Long-term Debt	6,529,998	5,847,258
Other Liabilities	553,830	410,359

Total Liabilities	9,666,807	9,258,317

Shareholders’ Equity:
Shares, CHF 1.16 Par Value: Authorized 1,137,670 Shares Conditionally Authorized 379,223 Shares, Issued 758,447 Shares at December 31, 2010; Authorized 1,093,303 Shares, Conditionally Authorized 364,434 Shares, Issued 758,447 Shares at December 31, 2009	761,077	761,077
Capital in Excess of Par Value	4,701,797	4,642,800
Treasury Shares, at Cost	(562,906)	(616,048)
Retained Earnings	4,348,845	4,456,770
Accumulated Other Comprehensive Income	152,118	114,742

Weatherford Shareholders’ Equity	9,400,931	9,359,341
Noncontrolling Interests	63,916	79,032

Total Shareholders’ Equity	9,464,847	9,438,373

Total Liabilities and Shareholders’ Equity	$19,131,654	$18,696,690

The accompanying notes are an integral part of these consolidated financial statements.

WEATHERFORD INTERNATIONAL LTD. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

	Year Ended December 31,
	2010	2009	2008
		(Restated)	(Restated)
	(In thousands, except per share amounts)

Revenues:
Products	$3,579,681	$2,921,174	$3,564,636
Services	6,641,116	5,911,831	6,035,928

	10,220,797	8,833,005	9,600,564
Costs and Expenses:
Cost of Products	2,634,666	2,307,731	2,577,254
Cost of Services	4,948,615	4,154,911	3,687,520
Research and Development	214,481	194,650	192,659
Selling, General and Administrative Attributable to Segments	1,404,421	1,261,377	1,081,032
Corporate General and Administrative	237,161	226,472	188,275
Gain on Sale of Subsidiary	—	—	(81,344)

	9,439,344	8,145,141	7,645,396

Operating Income	781,453	687,864	1,955,168
Other Income (Expense):
Interest Expense, Net	(405,785)	(366,748)	(243,679)
Bond Tender Premium	(53,973)	—	—
Devaluation of Venezuelan Bolivar	(63,859)	—	—
Other, Net	(53,247)	(37,633)	(44,956)

Income from Continuing Operations Before Income Taxes	204,589	283,483	1,666,533
Provision for Income Taxes	(297,721)	(87,183)	(372,837)

Income (Loss) from Continuing Operations, Net of Taxes	(93,132)	196,300	1,293,696
Loss from Discontinued Operation, Net of Taxes	—	—	(12,928)

Net Income (Loss)	(93,132)	196,300	1,280,768
Net Income Attributable to Noncontrolling Interests	(14,793)	(26,159)	(34,272)

Net Income (Loss) Attributable to Weatherford	$(107,925)	$170,141	$1,246,496

Basic Earnings Per Share Attributable to Weatherford:
Income (Loss) from Continuing Operations	$(0.15)	$0.24	$1.84
Loss from Discontinued Operation	—	—	(0.02)

Net Income (Loss)	$(0.15)	$0.24	$1.82

Diluted Earnings Per Share Attributable to Weatherford:
Income (Loss) from Continuing Operations	$(0.15)	$0.24	$1.80
Loss from Discontinued Operation	—	—	(0.02)

Net Income (Loss)	$(0.15)	$0.24	$1.78

Amounts Attributable to Weatherford:
Income (Loss) from Continuing Operations, Net of Taxes	$(107,925)	$170,141	$1,259,424
Loss from Discontinued Operation, Net of Taxes	—	—	(12,928)

Net Income (Loss)	$(107,925)	$170,141	$1,246,496

Weighted Average Shares Outstanding:
Basic	743,125	714,981	682,704
Diluted	743,125	723,449	698,178

The accompanying notes are an integral part of these consolidated financial statements.

WEATHERFORD INTERNATIONAL LTD. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

				Accumulated
		Capital In		Other			Total
	Issued	Excess of Par	Retained	Comprehensive	Treasury	Noncontrolling	Shareholders’
	Shares	Value	Earnings	Income (Loss)	Shares	Interests	Equity
			(Restated)				(Restated)
	(In thousands)

As Reported December 31, 2007	$727,204	$3,995,747	$3,170,182	$437,788	$(924,202)	$33,327	$7,440,046
Restatement Adjustment	—	—	(130,049)	—	—	—	(130,049)

Balance at December 31, 2007	727,204	3,995,747	3,040,133	437,788	(924,202)	33,327	7,309,997
Comprehensive Income:
Net Income	—	—	1,246,496	—	—	34,272	1,280,768
Foreign Currency Translation Adjustment	—	—	—	(682,669)	—	—	(682,669)
Deferred Loss on Derivative Instruments	—	—	—	(12,576)	—	—	(12,576)
Defined Benefit Pension Plans, Net of Tax	—	—	—	(9,788)	—	—	(9,788)
Other, Net of Tax	—	—	—	484	—	—	484

Comprehensive Income			1,246,496	(704,549)		34,272	576,219
Sale of Subsidiary Shares to Noncontrolling Interests	—	—	—	—	—	27,156	27,156
Dividends Paid to Noncontrolling Interests	—	—	—	—	—	(18,903)	(18,903)
Shares Issued for Acquisitions	—	(38,683)	—	—	168,817	—	130,134
Equity Awards Granted, Vested and Exercised	1,433	102,019	—	—	(2,331)	—	101,121
Excess Tax Benefit of Share-Based Compensation Plans	—	10,032	—	—	—	—	10,032
Other	52	(10,003)	—	—	(1,761)	4,549	(7,163)

Balance at December 31, 2008	728,689	4,059,112	4,286,629	(266,761)	(759,477)	80,401	8,128,593
Comprehensive Income:
Net Income	—	—	170,141	—	—	26,159	196,300
Foreign Currency Translation Adjustment	—	—	—	377,313	—	—	377,313
Defined Benefit Pension Plans, Net of Tax	—	—	—	3,580	—	—	3,580
Other, Net of Tax	—	—	—	610	—	—	610

Comprehensive Income			170,141	381,503		26,159	577,803
Dividends Paid to Noncontrolling Interests	—	—	—	—	—	(30,464)	(30,464)
Shares Issued for Acquisitions	32,208	522,657	—	—	118,181	—	673,046
Equity Awards Granted, Vested and Exercised	—	66,786	—	—	24,817	—	91,603
Excess Tax Benefit of Share-Based Compensation Plans	—	4,197	—	—	—	—	4,197
Other	180	(9,952)	—	—	431	2,936	(6,405)

Balance at December 31, 2009	761,077	4,642,800	4,456,770	114,742	(616,048)	79,032	9,438,373
Comprehensive Income:
Net Income (Loss)	—	—	(107,925)	—	—	14,793	(93,132)
Foreign Currency Translation Adjustment	—	—	—	4,572	—	—	4,572
Defined Benefit Pension Plans, Net of Tax	—	—	—	32,178	—	—	32,178
Other, Net of Tax	—	—	—	626	—	—	626

Comprehensive Income			(107,925)	37,376		14,793	(55,756)
Dividends Paid to Noncontrolling Interests	—	—	—	—	—	(28,683)	(28,683)
Shares Issued for Acquisitions	—	(10,649)	—	—	38,979	—	28,330
Equity Awards Granted, Vested and Exercised	—	70,127	—	—	15,509	—	85,636
Excess Tax Benefit of Share-Based Compensation Plans	—	(318)	—	—	—	—	(318)
Other	—	(163)	—	—	(1,346)	(1,226)	(2,735)

Balance at December 31, 2010	$761,077	$4,701,797	$4,348,845	$152,118	$(562,906)	$63,916	$9,464,847

The accompanying notes are an integral part of these consolidated financial statements.

WEATHERFORD INTERNATIONAL LTD. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2010	2009	2008
		(Restated)	(Restated)
		(In thousands)

Cash Flows From Operating Activities:
Net Income (Loss)	$(93,132)	$196,300	$1,280,768
Adjustments to Reconcile Net Income to Net Cash Provided by Operating Activities:
Depreciation and Amortization	1,047,334	908,897	731,808
Employee Share-Based Compensation Expense	98,725	110,359	101,416
Bad Debt Expense	56,803	11,328	5,970
(Gain) Loss on Sale of Assets and Businesses, Net	30,410	(13,841)	(110,326)
Deferred Income Tax Provision (Benefit)	55,033	(130,770)	(84,310)
Excess Tax Benefits from Share-Based Compensation	(318)	(4,197)	(10,032)
Devaluation of Venezuelan Bolivar	63,859	—	—
Bond Tender Premium	53,973	—	—
Supplemental Executive Retirement Plan	38,021	—	—
Revaluation of Contingent Consideration	(12,597)	(24,273)	—
Loss from Discontinued Operation	—	—	12,928
Other, Net	(13,328)	(25,550)	(12,312)
Change in Operating Assets and Liabilities, Net of Effect of Businesses Acquired:
Accounts Receivable	(190,304)	94,133	(461,239)
Inventories	(360,062)	(48,744)	(559,847)
Other Current Assets	80,895	(150,393)	(167,440)
Accounts Payable	298,493	41,277	230,596
Other Current Liabilities	(7,227)	(236,736)	183,911
Other, Net	(18,565)	(119,468)	(31,104)

Net Cash Provided by Operating Activities-Continuing Operations	1,128,013	608,322	1,110,787
Net Cash Used by Operating Activities-Discontinued Operation	—	—	(6,219)

Net Cash Provided by Operating Activities	1,128,013	608,322	1,104,568

Cash Flows from Investing Activities:
Capital Expenditures for Property, Plant and Equipment for Continuing Operations	(976,544)	(1,569,477)	(2,484,163)
Acquisitions of Businesses, Net of Cash Acquired	(143,556)	(9,695)	(798,530)
Acquisition of Intellectual Property	(23,977)	(28,210)	(24,079)
Acquisition of Equity Investments in Unconsolidated Affiliates	(2,405)	(26,999)	(11,568)
Proceeds from Sale of Assets and Businesses, Net	196,927	123,445	297,285
Other Investing Activities	41,840	—	—

Net Cash Used by Investing Activities-Continuing Operations	(907,715)	(1,510,936)	(3,021,055)
Net Cash Provided by Investing Activities-Discontinued Operation	—	—	11,000

Net Cash Used by Investing Activities	(907,715)	(1,510,936)	(3,010,055)

Cash Flows From Financing Activities:
Borrowings of Long-term Debt	1,580,548	1,240,300	1,498,874
Borrowings (Repayments) of Short-term Debt, Net	(834,310)	(392,920)	477,821
Repayments of Long-term Debt	(721,005)	(13,714)	(20,541)
Bond Tender Premium	(53,973)	—	—
Proceeds from Interest Rate Derivatives	—	63,544	(638)
Excess Tax Benefits from Share-Based Compensation	318	4,197	10,032
Other Financing Activities, Net	(9,426)	4,748	11,983

Net Cash (Used) Provided by Financing Activities-Continuing Operations	(37,848)	906,155	1,977,531
Net Cash Provided by Financing Activities-Discontinued Operations	—	—	—

Net Cash (Used) Provided by Financing Activities	(37,848)	906,155	1,977,531

Effect of Exchange Rate Changes on Cash and Cash Equivalents	(19,197)	10,580	(4,360)
Net Increase in Cash and Cash Equivalents	163,253	14,121	67,684
Cash and Cash Equivalents at Beginning of Year	252,519	238,398	170,714

Cash and Cash Equivalents at End of Year	$415,772	$252,519	$238,398

The accompanying notes are an integral part of these consolidated financial statements

WEATHERFORD INTERNATIONAL LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Summary of Significant Accounting Policies

Basis of Presentation

In February 2009, Weatherford International Ltd., a Bermuda exempted company (“Weatherford Bermuda”) became a wholly-owned subsidiary of Weatherford International Ltd., a Swiss joint-stock corporation (“Weatherford Switzerland”) for purposes of changing the Company’s place of incorporation from Bermuda to Switzerland (collectively, the “Transaction”). Pursuant to the Transaction, each common share, par value U.S. $1.00 per share, of Weatherford Bermuda was exchanged for one registered share, par value 1.16 Swiss francs (“CHF”) per share, of Weatherford Switzerland.

Principles of Consolidation

The consolidated financial statements include the accounts of Weatherford International Ltd., all majority-owned subsidiaries, all controlled joint ventures and variable interest entities where the Company has determined it is the primary beneficiary (collectively, “the Company”). When referring to Weatherford and using phrases such as “we,” “us” and “our,” the intent is to refer to Weatherford International Ltd. and its subsidiaries as a whole or on a regional basis, depending on the context in which the statements are made.

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

WEATHERFORD INTERNATIONAL LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Accounts Receivable and Allowance for Uncollectible Accounts

Accounts receivable are stated at the historical carrying amount net of allowances for uncollectible accounts. We establish an allowance for uncollectible accounts based on specific customer collection issues we have identified. Uncollectible accounts receivable are written off when a settlement is reached for an amount less than the outstanding historical balance or when we determine that it is probable the balance will not be collected.

Major Customers and Credit Risk

Substantially all of our customers are engaged in the energy industry. This concentration of customers may impact our overall exposure to credit risk, either positively or negatively, in that customers may be similarly affected by changes in economic and industry conditions. We perform ongoing credit evaluations of our customers and do not generally require collateral in support of our trade receivables. We maintain reserves for potential credit losses, and actual losses have historically been within our expectations. International sales also present various risks, including risks of war, civil disturbances and governmental activities that may limit or disrupt markets, restrict the movement of funds, result in the deprivation of contract rights or the taking of property without fair consideration. Most of our international sales, however, are to large international or national companies. During 2010 and 2008, no individual customer accounted for more than 10% of our consolidated revenues. Revenue from Petroleos Mexicanos (“Pemex”) accounted for approximately 13% of our consolidated revenues during 2009 and is included in our Latin America segment (see Note 20).

Inventories

We value our inventories at lower of cost or market using either the first-in, first-out (“FIFO”) or average cost methods. Cost represents third-party invoice or production cost. Production cost includes material, labor and manufacturing overhead.

Property, Plant and Equipment

We carry our property, plant and equipment, both owned and under capital lease, at cost less accumulated depreciation. The carrying values are based on our estimates and judgments relative to capitalized costs, useful lives and salvage value, where applicable. We expense maintenance and repairs as incurred. We capitalize expenditures for renewals, replacements and improvements. We depreciate our fixed assets on a straight-line basis over their estimated useful lives, allowing for salvage value where applicable. Our depreciation expense for the years ended December 31, 2010, 2009 and 2008 was $955 million, $828 million and $669 million, respectively. We classify our rig assets as Rental and Service Equipment on the Consolidated Balance Sheets. The estimated useful lives of our major classes of property, plant and equipment are as follows:

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

WEATHERFORD INTERNATIONAL LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Pension and Postretirement Benefit Plans

We have defined benefit pension and other postretirement benefit plans covering certain of our employees. Costs of the plan are charged to income and consist of several components, known collectively as net periodic pension cost, which are based on various actuarial assumptions regarding future experience of the plans. Amounts recorded for these defined benefit plans reflect estimates related to future interest rates, investment rates of return, employee turnover and wage increases. We review all assumptions and estimates on an ongoing basis. As of December 31, 2010 and 2009, we have recognized the overfunded or underfunded status of our plans as an asset or liability in the Consolidated Balance Sheets.

Research and Development Expenditures

Research and development expenditures are expensed as incurred.

Environmental Expenditures

Environmental expenditures that relate to the remediation of an existing condition caused by past operations and that do not contribute to future revenues are expensed. Liabilities for these expenditures are recorded when it is probable that obligations have been incurred and costs can be reasonably estimated. Estimates are based on available facts and technology, enacted laws and regulations and our prior experience in remediation of contaminated sites.

Insurance

We are self-insured up to certain retention limits for general liability, vehicle liability, group medical and for workers’ compensation claims for certain of our employees. The amounts in excess of the self-insured levels are

WEATHERFORD INTERNATIONAL LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

For our non-U.S. subsidiaries where the functional currency is the U.S. dollar, inventories, property, plant and equipment and other non-monetary assets and liabilities, together with their related elements of expense or income, are remeasured using historical exchange rates. All other assets and liabilities are remeasured at current exchange rates. All other revenues and expenses are translated at average exchange rates. Translation gains and losses for these subsidiaries are recognized in our results of operations during the period incurred. We had net currency losses of $34 million, $29 million and $39 million in 2010, 2009 and 2008, respectively. The gain or loss related to individual foreign currency transactions are included in results of operations when incurred. Currency gains and losses are included in Other, Net in our Consolidated Statements of Income.

Share-Based Compensation

We account for all share-based payment awards, including shares issued under employee stock purchase plans, stock options, restricted stock and performance units by measuring these awards at the date of grant and recognizing the grant date fair value as an expense over the service period, which is usually the vesting period.

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

Percentage- of- Completion

Revenue from certain long-term contracts, primarily for our integrated project management services, is reported on the percentage-of-completion method of accounting. This method of accounting requires us to calculate contract profit to be recognized in each reporting period for each contract based upon our projections of future outcomes, which include:

•	estimates of the total cost to complete the project;

•	estimates of project schedule and completion date;

•	estimates of the extent of progress toward completion; and

•	amounts of any change orders or claims included in revenue.

Measurements of progress are generally output based related to physical progress. At the outset of each contract, we prepare a detailed analysis of our estimated cost to complete the project. Risks related to service delivery, usage, productivity, and other factors are considered in the estimation process. We periodically evaluate the estimated costs, claims, change orders, and percentage-of-completion at the contract level. The recording of profits and losses on long-term contracts requires an estimate of the total profit or loss over the life of each contract. This estimate requires consideration of total contract value, change orders, and claims, less costs incurred and estimated costs to complete. Anticipated losses on contracts are recorded in full in the period in which they become evident. Profits are recorded based upon the total estimated contract profit times the current percentage complete for the contract.

Earnings per Share

Basic earnings per share for all periods presented equals net income divided by the weighted average number of our shares outstanding during the period. Diluted earnings per share is computed by dividing net income by the weighted average number of our shares outstanding during the period, adjusted for the dilutive effect of our stock options, restricted shares, performance units and our outstanding warrants. The diluted earnings per share calculation excludes three million potential shares for the year ended December 31, 2010, seven million potential shares for the year ended December 31, 2009 and six million potential shares for the year ended December 31, 2008, due to their antidilutive effect. Our diluted earnings per share calculation for the year ended December 31, 2010 also excludes seven million potential shares that would have been included if we had net income for that year, but are excluded as we had a net loss and their inclusion would have been anti-dilutive.

Unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents, whether paid or unpaid, are participating securities and are included in the computation of earnings per share following the two-class method. Accordingly, we now include our restricted share awards, which contain the right to vote and receive dividends, in the computation of both basic and diluted earnings per share.

WEATHERFORD INTERNATIONAL LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

In 2008, our Board of Directors approved a two-for-one split of our shares effected through a share dividend. The share and option amounts included in the accompanying consolidated financial statements and related notes reflect the effect of the share split.

The following reconciles basic and diluted weighted average of shares outstanding:

	Year Ended December 31,
	2010	2009	2008
	(In thousands)

Basic weighted average shares outstanding	743,125	714,981	682,704
Dilutive effect of:
Warrants	—	1,858	5,720
Stock options and restricted shares	—	6,610	9,754

Diluted weighted average shares outstanding	743,125	723,449	698,178

New Accounting Pronouncements

In October 2009, the Financial Accounting Standards Board issued an update to existing guidance on revenue recognition for arrangements with multiple deliverables. This update will allow companies to allocate consideration received for qualified separate deliverables using estimated selling price for both delivered and undelivered items when vendor-specific objective evidence or third-party evidence is unavailable. Additional disclosures discussing the nature of multiple element arrangements, the types of deliverables under the arrangements, the general timing of their delivery, and significant factors and estimates used to determine estimated selling prices are required. We will adopt this update for new revenue arrangements entered into or materially modified beginning January 1, 2011. We do not expect the provisions of this update to have a material impact on our condensed consolidated financial statements.

2.	Restatement of the Consolidated Financial Statements

We identified a material weakness in our internal controls over the accounting for income taxes in 2010 that resulted in the identification of certain errors in our income tax accounts. The correction of these errors resulted in restatements of our previously reported financial statements as of and for the years ended December 31, 2009 and 2008, including beginning retained earnings in 2008, and our condensed consolidated financial statements for each of the quarters within 2009 and 2010.

The most significant adjustment for the errors identified relates to the correction of our accounting for the income tax consequences of certain intercompany transactions that were inappropriately tax-effected over multiple years. This error resulted in the understatement of income tax expense by $100 million and $106 million in 2009 and 2008, respectively. A similar error was identified in 2007 that understated income tax expense by $154 million. The impact of the 2007 error is included as an adjustment to the 2008 beginning retained earnings. We also recorded other adjustments to our tax provision to correct for certain errors and items recorded in the improper period. These adjustments were not recorded previously as we concluded that they were not material to the respective periods. These other adjustments resulted in a decrease to our total tax provision in 2009 of $32 million, which is primarily comprised of an adjustment to the cumulative difference between book and tax basis of fixed assets and intangibles and an adjustment related to differences between accrued tax expense and tax expense per the filed tax returns. Our total 2008 tax provision was increased by $17 million, which is primarily comprised of an adjustment related to differences between accrued tax expense and tax expense per the filed tax returns.

In addition, we recorded other adjustments to correct for previously identified immaterial errors affecting operating income that were recorded in improper periods. These adjustments were not recorded previously as we concluded that these adjustments were not material to the respective periods. In 2008, operating income was reduced by $23 million, primarily related to an inventory reserve adjustment in North America. In 2009, operating

WEATHERFORD INTERNATIONAL LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

income was reduced by $16 million primarily as a result of recognizing foreign payroll tax expense in the Middle East/North Africa and operating costs associated with an equity method joint venture in the Former Soviet Union (“FSU”). We have adjusted income tax expense for the tax effect of these adjustments. These adjustments had no impact to operating cash flows during 2008. During 2009, these adjustments resulted in a decrease to operating cash flows of $6 million and a corresponding increase to investing cash flows of the same amount.

The following tables summarize the impact of these adjustments on our previously reported annual results filed on our Annual Reports on Form 10-K. The effect of these adjustments on our 2010 quarterly results is shown in Note 21.

The effects of the restatements on our consolidated income statement for the year ended December 31, 2009 follows:

	Year Ended December 31, 2009
	Previously
	Reported	Adjustments	Restated
	(In thousands, except per share amounts)

Revenues:
Products	$2,921,174	$—	$2,921,174
Services	5,905,759	6,072	5,911,831

	8,826,933	6,072	8,833,005
Costs and Expenses:
Cost of Products	2,311,068	(3,337)	2,307,731
Cost of Services	4,152,268	2,643	4,154,911
Research and Development	194,650	—	194,650
Selling, General and Administrative Attributable to Segments	1,241,920	19,457	1,261,377
Corporate General and Administrative	223,172	3,300	226,472

	8,123,078	22,063	8,145,141

Operating Income	703,855	(15,991)	687,864
Other Income (Expense):
Interest Expense, Net	(366,748)	—	(366,748)
Other, Net	(37,633)	—	(37,633)

Income from Continuing Operations Before Income Taxes	299,474	(15,991)	283,483
Provision for Income Taxes	(19,549)	(67,634)	(87,183)

Net Income	279,925	(83,625)	196,300
Net Income Attributable to Noncontrolling Interests	(26,159)	—	(26,159)

Net Income Attributable to Weatherford	$253,766	$(83,625)	$170,141

Earnings Per Share Attributable to Weatherford:
Basic	$0.35	$(0.11)	$0.24
Diluted	$0.35	$(0.11)	$0.24
Weighted Average Shares Outstanding:
Basic	714,981	—	714,981
Diluted	723,449	—	723,449

WEATHERFORD INTERNATIONAL LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The effects of the restatements on our consolidated income statement for the year ended December 31, 2008 follows:

	Year Ended December 31, 2008
	Previously
	Reported	Adjustments	Restated
	(In thousands, except per share amounts)

Revenues:
Products	$3,564,636	$—	$3,564,636
Services	6,035,928	—	6,035,928

	9,600,564	—	9,600,564
Costs and Expenses:
Cost of Products	2,555,965	21,289	2,577,254
Cost of Services	3,686,495	1,025	3,687,520
Research and Development	192,659	—	192,659
Selling, General and Administrative Attributable to Segments	1,081,165	(133)	1,081,032
Corporate General and Administrative	187,075	1,200	188,275
Gain on Sale of Subsidiary	(81,344)	—	(81,344)

	7,622,015	23,381	7,645,396

Operating Income	1,978,549	(23,381)	1,955,168
Other Income (Expense):
Interest Expense, Net	(243,679)	—	(243,679)
Other, Net	(44,956)	—	(44,956)

Income from Continuing Operations Before Income Taxes	1,689,914	(23,381)	1,666,533
Provision for Income Taxes	(249,561)	(123,276)	(372,837)

Income from Continuing Operations, Net of Taxes	1,440,353	(146,657)	1,293,696
Loss from Discontinued Operation, Net of Taxes	(12,928)	—	(12,928)

Net Income	1,427,425	(146,657)	1,280,768
Net Income Attributable to Noncontrolling Interests	(34,272)	—	(34,272)

Net Income Attributable to Weatherford	$1,393,153	$(146,657)	$1,246,496

Basic Earnings Per Share Attributable to Weatherford:
Income from Continuing Operations	$2.06	$(0.22)	$1.84
Loss from Discontinued Operation	(0.02)	—	(0.02)

Net Income	$2.04	$(0.22)	$1.82

Diluted Earnings Per Share Attributable to Weatherford:
Income from Continuing Operations	$2.01	$(0.21)	$1.80
Loss from Discontinued Operation	(0.02)	—	(0.02)

Net Income	$1.99	$(0.21)	$1.78

Amounts Attributable to Weatherford:
Income from Continuing Operations, Net of Taxes	$1,406,081	$(146,657)	$1,259,424
Loss from Discontinued Operation, Net of Taxes	(12,928)	—	(12,928)

Net Income	$1,393,153	$(146,657)	$1,246,496

Weighted Average Shares Outstanding:
Basic	682,704	—	682,704
Diluted	698,178	—	698,178

WEATHERFORD INTERNATIONAL LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The effects of the restatements on our consolidated balance sheet for the year ended December 31, 2009 follows:

	Year Ended December 31, 2009
	Previously
	Reported	Adjustments	Restated
	(In thousands, except par value)

Current Assets:
Cash and Cash Equivalents	$252,519	$—	$252,519
Accounts Receivable	2,504,876	6,072	2,510,948
Inventories	2,239,762	(1,468)	2,238,294
Current Deferred Tax Assets	259,077	—	259,077
Other Current Assets	884,372	(163,257)	721,115

Total Current Assets	6,140,606	(158,653)	5,981,953

Property, Plant and Equipment
Land, Buildings and Leasehold Improvements	976,274	—	976,274
Rental and Service Equipment	7,534,467	—	7,534,467
Machinery and Other	1,919,086	—	1,919,086

	10,429,827	—	10,429,827
Less: Accumulated Depreciation	3,438,248	2,200	3,440,448

	6,991,579	(2,200)	6,989,379

Goodwill	4,156,105	—	4,156,105
Other Intangible Assets	778,786	(6,000)	772,786
Equity Investments	542,667	(9,529)	533,138
Other Assets	256,440	6,889	263,329

Total Assets	$18,866,183	$(169,493)	$18,696,690

Current Liabilities:
Short-term Borrowings and Current Portion of Long-term Debt	$869,581	$—	$869,581
Accounts Payable	1,002,359	—	1,002,359
Accrued Salaries and Benefits	274,199	—	274,199
Income Taxes Payable	—	201,647	201,647
Other Current Liabilities	650,749	2,165	652,914

Total Current Liabilities	2,796,888	203,812	3,000,700
Long-term Debt	5,847,258	—	5,847,258
Other Liabilities	423,333	(12,974)	410,359

Total Liabilities	9,067,479	190,838	9,258,317

Shareholders’ Equity:
Shares	761,077	—	761,077
Capital in Excess of Par Value	4,642,800	—	4,642,800
Treasury Shares, at Cost	(616,048)	—	(616,048)
Retained Earnings	4,817,101	(360,331)	4,456,770
Accumulated Other Comprehensive Income	114,742	—	114,742

Weatherford Shareholders’ Equity	9,719,672	(360,331)	9,359,341
Noncontrolling Interests	79,032	—	79,032

Total Shareholders’ Equity	9,798,704	(360,331)	9,438,373

Total Liabilities and Shareholders’ Equity	$18,866,183	$(169,493)	$18,696,690

WEATHERFORD INTERNATIONAL LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The effects of the restatements on our consolidated balance sheet for the year ended December 31, 2008 follows:

	Year Ended December 31, 2008
	Previously
	Reported	Adjustments	Restated
	(In thousands, except par value)

Current Assets:
Cash and Cash Equivalents	$238,398	$—	$238,398
Accounts Receivable	2,442,848	—	2,442,848
Inventories	2,088,342	(4,182)	2,084,160
Current Deferred Tax Assets	270,252	—	270,252
Other Current Assets	530,442	(700)	529,742

Total Current Assets	5,570,282	(4,882)	5,565,400

Property, Plant and Equipment
Land, Buildings and Leasehold Improvements	756,416	—	756,416
Rental and Service Equipment	6,246,278	—	6,246,278
Machinery and Other	1,610,474	—	1,610,474

	8,613,168	—	8,613,168
Less: Accumulated Depreciation	2,690,996	—	2,690,996

	5,922,172	—	5,922,172

Goodwill	3,530,915	—	3,530,915
Other Intangible Assets	701,483	—	701,483
Equity Investments	515,770	(6,245)	509,525
Other Assets	235,891	4,801	240,692

Total Assets	$16,476,513	$(6,326)	$16,470,187

Current Liabilities:
Short-term Borrowings and Current Portion of Long-term Debt	$1,255,947	$—	$1,255,947
Accounts Payable	886,104	—	886,104
Accrued Salaries and Benefits	257,016	—	257,016
Income Taxes Payable	74,052	272,319	346,371
Other Current Liabilities	548,974	(7,322)	541,652

Total Current Liabilities	3,022,093	264,997	3,287,090
Long-term Debt	4,564,255	—	4,564,255
Other Liabilities	484,866	5,383	490,249

Total Liabilities	8,071,214	270,380	8,341,594

Shareholders’ Equity:
Shares	728,689	—	728,689
Capital in Excess of Par Value	4,059,112	—	4,059,112
Treasury Shares, at Cost	(759,477)	—	(759,477)
Retained Earnings	4,563,335	(276,706)	4,286,629
Accumulated Other Comprehensive Income	(266,761)	—	(266,761)

Weatherford Shareholders’ Equity	8,324,898	(276,706)	8,048,192
Noncontrolling Interests	80,401	—	80,401

Total Shareholders’ Equity	8,405,299	(276,706)	8,128,593

Total Liabilities and Shareholders’ Equity	$16,476,513	$(6,326)	$16,470,187

WEATHERFORD INTERNATIONAL LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The effects of the restatements on our consolidated cash flow for the year ended December 31, 2009 follows:

	Year Ended December 31, 2009
	Previously
	Reported	Adjustments	Restated
	(In thousands)

Cash Flows From Operating Activities:
Net Income	$279,925	$(83,625)	$196,300
Adjustments to Reconcile Net Income to Net Cash Provided by Operating Activities:
Depreciation and Amortization	906,697	2,200	908,897
Employee Share-Based Compensation Expense	110,359	—	110,359
Bad Debt Expense	11,328	—	11,328
(Gain) Loss on Sale of Assets and Businesses, Net	(13,841)	—	(13,841)
Deferred Income Tax Provision (Benefit)	(110,324)	(20,446)	(130,770)
Excess Tax Benefits from Share-Based Compensation	(4,197)	—	(4,197)
Revaluation of Contingent Consideration	(21,073)	(3,200)	(24,273)
Other, Net	(28,835)	3,285	(25,550)
Change in Operating Assets and Liabilities, Net of Effect of Businesses Acquired:
Accounts Receivable	100,205	(6,072)	94,133
Inventories	(46,030)	(2,714)	(48,744)
Other Current Assets	(312,950)	162,557	(150,393)
Accounts Payable	41,277	—	41,277
Other Current Liabilities	(178,751)	(57,985)	(236,736)
Other, Net	(119,468)	—	(119,468)

Net Cash Provided by Operating Activities	614,322	(6,000)	608,322

Cash Flows from Investing Activities:
Capital Expenditures for Property, Plant and Equipment for Continuing Operations	(1,569,477)	—	(1,569,477)
Acquisitions of Businesses, Net of Cash Acquired	(9,695)	—	(9,695)
Acquisition of Intellectual Property	(34,210)	6,000	(28,210)
Acquisition of Equity Investments in Unconsolidated Affiliates	(26,999)	—	(26,999)
Proceeds from Sale of Assets and Businesses, Net	123,445	—	123,445

Net Cash Used by Investing Activities	(1,516,936)	6,000	(1,510,936)

Cash Flows From Financing Activities:
Borrowings of Long-term Debt	1,240,300	—	1,240,300
Borrowings (Repayments) of Short-term Debt, Net	(392,920)	—	(392,920)
Repayments of Long-term Debt	(13,714)	—	(13,714)
Proceeds from Interest Rate Derivatives	63,544	—	63,544
Excess Tax Benefits from Share-Based Compensation	4,197	—	4,197
Other Financing Activities, Net	4,748	—	4,748

Net Cash (Used) Provided by Financing Activities	906,155	—	906,155

Effect of Exchange Rate Changes on Cash and Cash Equivalents	10,580	—	10,580
Net Increase in Cash and Cash Equivalents	14,121	—	14,121
Cash and Cash Equivalents at Beginning of Year	238,398	—	238,398

Cash and Cash Equivalents at End of Year	$252,519	$—	$252,519

WEATHERFORD INTERNATIONAL LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The effects of the restatements on our consolidated cash flow for the year ended December 31, 2008 follows:

	Year Ended December 31, 2008
	Previously
	Reported	Adjustments	Restated
	(In thousands)

Cash Flows From Operating Activities:
Net Income	$1,427,425	$(146,657)	$1,280,768
Adjustments to Reconcile Net Income to Net Cash Provided by Operating Activities:
Depreciation and Amortization	731,808	—	731,808
Employee Share-Based Compensation Expense	101,416	—	101,416
Bad Debt Expense	5,970	—	5,970
(Gain) Loss on Sale of Assets and Businesses, Net	(110,326)	—	(110,326)
Deferred Income Tax Provision (Benefit)	(80,692)	(3,618)	(84,310)
Excess Tax Benefits from Share-Based Compensation	(10,032)	—	(10,032)
Loss from Discontinued Operation	12,928	—	12,928
Other, Net	(18,557)	6,245	(12,312)
Change in Operating Assets and Liabilities, Net of Effect of Businesses Acquired:
Accounts Receivable	(461,239)	—	(461,239)
Inventories	(581,981)	22,134	(559,847)
Other Current Assets	(168,140)	700	(167,440)
Accounts Payable	230,596	—	230,596
Other Current Liabilities	62,715	121,196	183,911
Other, Net	(31,104)	—	(31,104)

Net Cash Provided by Operating Activities-Continuing Operations	1,110,787	—	1,110,787
Net Cash Used by Operating Activities-Discontinued Operation	(6,219)	—	(6,219)

Net Cash Provided by Operating Activities	1,104,568	—	1,104,568

Cash Flows from Investing Activities:
Capital Expenditures for Property, Plant and Equipment for Continuing Operations	(2,484,163)	—	(2,484,163)
Acquisitions of Businesses, Net of Cash Acquired	(798,530)	—	(798,530)
Acquisition of Intellectual Property	(24,079)	—	(24,079)
Acquisition of Equity Investments in Unconsolidated Affiliates	(11,568)	—	(11,568)
Proceeds from Sale of Assets and Businesses, Net	297,285	—	297,285

Net Cash Used by Investing Activities-Continuing Operations	(3,021,055)	—	(3,021,055)
Net Cash Provided by Investing Activities-Discontinued Operation	11,000	—	11,000

Net Cash Used by Investing Activities	(3,010,055)	—	(3,010,055)

Cash Flows From Financing Activities:
Borrowings of Long-term Debt	1,498,874	—	1,498,874
Borrowings (Repayments) of Short-term Debt, Net	477,821	—	477,821
Repayments of Long-term Debt	(20,541)	—	(20,541)
Proceeds from Interest Rate Derivatives	(638)	—	(638)
Excess Tax Benefits from Share-Based Compensation	10,032	—	10,032
Other Financing Activities, Net	11,983	—	11,983

Net Cash (Used) Provided by Financing Activities-Continuing Operations	1,977,531	—	1,977,531
Net Cash Provided by Financing Activities-Discontinued Operations	—	—	—

Net Cash (Used) Provided by Financing Activities	1,977,531	—	1,977,531

Effect of Exchange Rate Changes on Cash and Cash Equivalents	(4,360)	—	(4,360)
Net Increase in Cash and Cash Equivalents	67,684	—	67,684
Cash and Cash Equivalents at Beginning of Year	170,714	—	170,714

Cash and Cash Equivalents at End of Year	$238,398	$—	$238,398

WEATHERFORD INTERNATIONAL LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

3.	Business Combinations

Effective January 1, 2009, we adopted a new accounting standard for business combinations. This standard established principles and requirements for how a company recognizes assets acquired, liabilities assumed, contingencies and contingent consideration measured at fair value at the acquisition date. The statement also established disclosure requirements that enable users to evaluate the nature and financial effect of business combinations.

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

In July 2009, we acquired the Oilfield Services Division (“OFS”) of TNK-BP. In this transaction, we acquired drilling, well workover and cementing services operations in West Siberia, East Siberia and the Volga-Urals region. We issued 24.3 million shares valued at approximately $450 million. Under our sale and purchase agreement dated May 29, 2009, if TNK-BP sold the shares it received in consideration for the transaction for a price less than $18.50 per share prior to June 29, 2010, we were obligated to pay TNK-BP additional consideration in an amount equal to the difference between the price at which the shares were sold and $18.50. On June 24, 2010, we entered into an amendment that modified the provisions relating to the value guarantee mechanism to allow the parties additional time to settle the amount of consideration received by TNK-BP under the agreement. The settlement date was extended from June 29, 2010 to the earlier of (a) December 1, 2010, or (b) 30 days after the third business day following our public announcement of our quarterly earnings for the third quarter of 2010. In addition, the base dollar amount used to calculate potential guarantee payments was increased from $18.50 to $19.50.

The accounting guidance for business combinations requires contingent consideration to be recognized at its acquisition date fair value. Based on the terms of the arrangement, we classified the contingent consideration for the OFS acquisition as a liability. Such liabilities are required to be remeasured to fair value at each reporting date until the contingency is resolved, with any changes in fair value recognized in earnings. We estimated the fair value of the contingent consideration for the OFS acquisition to be a liability of $84 million at the date of acquisition and $60 million at December 31, 2009. The valuation of the contingent consideration was determined using a lattice-based model incorporating the term of the contingency, the price of our shares over the relevant periods and the volatility of our stock price. In November 2010, TNK-BP informed us that 23.1 million shares issued to them had been sold below the guaranteed share price at a weighted average price of $17.47. In accordance with the contingent consideration arrangement we paid TNK-BP approximately $47 million and recognized a gain of approximately $13 million on settlement. All remeasurement gains and losses have been recorded in the Selling, General and Administrative Attributable to Segments line in the Condensed Consolidated Statements of Income. In 2010, we also paid TNK-BP $44 million in accordance with the working capital adjustment provisions of the OFS acquisition agreement and, in the third quarter of 2010, finalized the valuation of the assets and liabilities acquired in the OFS acquisition.

In November 2008, we acquired a group of affiliated companies in Latin America. Consideration for the transaction totaled approximately $160 million, which was comprised of approximately six million shares valued at approximately $65 million, non-cash consideration of approximately $75 million and cash of approximately $20 million. Additional consideration of up to $65 million was contingent on the occurrence of future events and circumstances. In December 2010, we paid $5 million under the contingent consideration provisions and recorded it as an addition to goodwill in our Latin America segment in accordance with the accounting guidance in effect on the date of acquisition.

WEATHERFORD INTERNATIONAL LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

In August 2008, we acquired International Logging, Inc. (“ILI”), a provider of surface logging and formation and evaluation and drilling related services for approximately $400 million. We allocated approximately $140 million of the purchase price to intangible assets (See Note 9).

We also acquired various other businesses during the years ended December 31, 2010, 2009 and 2008 for cash consideration of approximately $52 million, $54 million and $380 million, respectively. In addition, other 2010 acquisitions included the issuance of approximately two million shares valued at $28 million, other 2009 acquisitions included the issuance of approximately 11 million shares valued at $222 million and other 2008 acquisitions included the issuance of approximately two million shares valued at approximately $65 million.

4.	Equity Investment Acquisition

We acquired a 33% ownership interest in Premier Business Solutions (“PBS”) in June 2007 for approximately $330 million. PBS conducts business in Russia and is an electric submersible pump manufacturer. In January 2008, we sold our electrical submersible pumps (“ESP”) product line to PBS and received a combination of cash and an additional equity investment in PBS in consideration of the sale. This transaction increased our ownership percentage to 38.5%. In September 2009, we converted a $38 million note plus accrued interest due from PBS for an additional equity investment. Our ownership percentage was unchanged as the other joint venture partner also converted its notes receivable for an additional equity investment.

5.	Discontinued Operation

In June 2007, our management approved a plan to sell our oil and gas development and production business. We finalized the divestiture of the business in 2008. The results of operations and cash flows of the business have been characterized in the consolidated financial statements as a discontinued operation for the year ended December 31, 2008.

Operating results of the oil and gas development and production business for the year ended December 31, 2008 were as follows (in thousands):

Revenues	$556

Loss Before Income Taxes	$25,811
Benefit for Income Taxes	12,883

Loss from Discontinued Operation, Net of Taxes	$12,928

The 2008 loss includes charges of approximately $21 million associated with a settlement of a legal dispute regarding the business. These charges were partially offset by an $11 million gain, net of taxes, recognized upon the finalization of the divestiture.

6.	Cash Flow Information

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

Non-cash Activities

We issued approximately two million shares valued at $28 million in connection with acquisitions during the year ended December 31, 2010, 35 million shares valued at approximately $673 million in connection with

WEATHERFORD INTERNATIONAL LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

acquisitions during the year ended December 31, 2009 and eight million shares valued at approximately $130 million in connection with acquisitions during the year ended December 31, 2008.

During the year ended December 31, 2009, there were non-cash investing activities of approximately $18 million related to investment securities received in exchange for our sale of a business, which we liquidated in 2010. During the year ended December 31, 2008, there was a non-cash investing activity of $75 million related to our consideration for an acquisition.

Supplemental Cash Flow Information

Cash paid for interest and income taxes, net of refunds, was as follows:

	Year Ended December 31,
	2010	2009	2008
	(In thousands)

Interest paid, net of capitalized interest	$403,055	$331,862	$233,468
Income taxes paid, net of refunds	350,603	389,652	271,418

7.	Inventories

Inventories by category were as follows:

	December 31,
	2010	2009
		(Restated)
	(In thousands)

Raw materials, components and supplies	$383,639	$328,253
Work in process	114,266	115,564
Finished goods	2,092,103	1,794,477

	$2,590,008	$2,238,294

Work in process and finished goods inventories include the cost of materials, labor and manufacturing overhead.

8.	Goodwill

Goodwill is evaluated for impairment on at least an annual basis. Our goodwill impairment test involves a comparison of the fair value of each of our reporting units with its carrying amount. Our reporting units are based on our regional structure and consist of the United States, Canada, Latin America, Europe, West Africa, FSU, Middle East/North Africa and Asia Pacific. We perform our annual goodwill impairment test as of October 1. Our 2010 impairment test indicated goodwill was not impaired. We will continue to test our goodwill annually as of October 1 unless events occur or circumstances change between annual tests that would more likely than not reduce the fair value of a reporting unit below its carrying amount.

WEATHERFORD INTERNATIONAL LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The changes in the carrying amount of goodwill for the two years ended December 31, 2010 were as follows:

		Middle East/	Europe/
	North	North Africa/	West Africa/	Latin
	America	Asia	FSU	America	Total
	(In thousands)

Balance at December 31, 2008	$1,813,710	$675,558	$734,930	$306,717	$3,530,915
Acquisitions	146,504	—	245,571	—	392,075
Disposals	(6,648)	(2,659)	—	(534)	(9,841)
Purchase price and other adjustments	14,000	10,672	8,554	(16)	33,210
Foreign currency translation	129,983	15,325	56,522	7,916	209,746

Balance at December 31, 2009	2,097,549	698,896	1,045,577	314,083	4,156,105
Acquisitions	4,169	24,114	1,246	—	29,529
Disposals	—	(862)	—	—	(862)
Purchase price and other adjustments	(361)	(635)	(19,374)	(1,364)	(21,734)
Foreign currency translation	31,663	10,315	(19,844)	305	22,439

Balance at December 31, 2010	$2,133,020	$731,828	$1,007,605	$313,024	$4,185,477

9.	Other Intangible Assets

The components of intangible assets were as follows:

	December 31, 2010			December 31, 2009
	Gross			Gross
	Carrying	Accumulated		Carrying	Accumulated
	Amount	Amortization	Net	Amount	Amortization	Net
				(Restated)	(Restated)	(Restated)
	(In thousands)

Acquired technology	$412,744	$(144,752)	$267,992	$410,115	$(109,134)	$300,981
Licenses	269,802	(119,971)	149,831	259,930	(101,884)	158,046
Patents	215,293	(80,461)	134,832	204,702	(68,086)	136,616
Customer relationships and contracts	165,701	(54,885)	110,816	160,556	(35,818)	124,738
Other	119,812	(52,854)	66,958	96,535	(44,130)	52,405

	$1,183,352	$(452,923)	$730,429	$1,131,838	$(359,052)	$772,786

Intangibles obtained through acquisitions are initially recorded at estimated fair value based on preliminary information. Final valuations are obtained within one year from the date of acquisition. The acquired technology and customer relationships are being amortized over estimated useful lives ranging from three to 15 years.

We have trademarks that are considered to have indefinite lives as we have the ability and intent to renew them indefinitely. These trademarks had a carrying value of $19 million and $20 million as of December 31, 2010 and December 31, 2009, respectively, and are included in the Other caption in the table above.

WEATHERFORD INTERNATIONAL LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Amortization expense was $92 million, $81 million and $63 million for the years ended December 31, 2010, 2009 and 2008, respectively. Future estimated amortization expense for the carrying amount of intangible assets as of December 31, 2010 is expected to be as follows (in thousands):

2011	$89,206
2012	86,315
2013	84,045
2014	80,005
2015	67,658

10.	Short-term Borrowings and Current Portion of Long-term Debt

	December 31,
	2010	2009
	(In thousands)

Revolving credit facility	$—	$798,500
Commercial paper program	—	—
Other short-term bank loans	18,001	53,007

Total short-term borrowings	18,001	851,507
Current portion of long-term debt	217,391	18,074

Short-term borrowings and current portion of long-term debt	$235,392	$869,581

Weighted average interest rate on short-term borrowings outstanding at end of year	8.96%	1.39%

Prior to October 2010, we maintained two revolving credit facilities with syndicates of banks available for a combination of borrowings, support for our commercial paper program and issuances of letters of credit. These facilities allowed for an aggregate availability of $1.75 billion and were scheduled to mature in May 2011. In October 2010, we entered into a $1.75 billion unsecured, revolving credit agreement (the “Credit Agreement”) with JPMorgan Chase Bank, N.A., as administrative agent. The Credit Agreement replaced our existing revolving credit facilities. The Credit Agreement has a scheduled maturity date of October 15, 2013, subject to extension, and can be used for a combination of borrowings, support for our commercial paper program and issuances of letters of credit. Consistent with our prior facilities, the Credit Agreement requires us to maintain a debt-to-capitalization ratio of less than 60%. We are in compliance with these covenants at December 31, 2010. There were $64 million in outstanding letters of credit under these facilities at December 31, 2010.

We have a $1.5 billion commercial paper program under which we may from time to time issue short-term unsecured notes. The commercial paper program is supported by our revolving credit facilities.

We have short-term borrowings with various domestic and international institutions pursuant to uncommitted facilities. At December 31, 2010, we had $18 million in short-term borrowings under these arrangements with a weighted average interest rate of 9%. In addition, we had $361 million of letters of credit and bid and performance bonds under these uncommitted facilities. The carrying value of our short-term borrowings approximates their fair value as of December 31, 2010.

WEATHERFORD INTERNATIONAL LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

11.	Long-term Debt

We have issued various senior notes, all of which rank equally with our existing and future senior unsecured indebtedness, have semi-annual interest payments and no sinking fund requirements. Our long-term debt consisted of the following:

	December 31,
	2010	2009
	(In thousands)

6.625% Senior Notes due 2011	$183,647	$352,872
5.95% Senior Notes due 2012	272,897	599,380
5.15% Senior Notes due 2013	298,586	511,273
4.95% Senior Notes due 2013	252,412	253,203
5.50% Senior Notes due 2016	358,208	359,585
6.35% Senior Notes due 2017	599,656	599,615
6.00% Senior Notes due 2018	498,050	497,782
9.625% Senior Notes due 2019	1,032,959	1,033,818
5.125% Senior Notes due 2020	798,917	—
6.50% Senior Notes due 2036	595,940	595,880
6.80% Senior Notes due 2037	298,215	298,192
7.00% Senior Notes due 2038	498,433	498,376
9.875% Senior Notes due 2039	247,136	247,118
6.75% Senior Notes due 2040	597,570	—
4.80% Secured Borrowing	172,004	—
Foreign bank and other debt denominated in foreign currencies	15,299	12,933
Capital and Other Lease Obligations	23,660	2,548
Other	3,800	2,757

	6,747,389	5,865,332
Less amounts due in one year	217,391	18,074

Long-term debt	$6,529,998	$5,847,258

The following is a summary of scheduled long-term debt maturities by year (in thousands):

2011	$217,391
2012	324,386
2013	572,687
2014	28,187
2015	29,634
Thereafter	5,575,104

$6,747,389

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

WEATHERFORD INTERNATIONAL LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

In September 2010, we commenced a cash tender offer for up to $700 million aggregate principal amount of specified series of our outstanding debt. Pursuant to the tender-offer terms, we repurchased $167 million of our 6.625% senior notes due 2011 and incurred an expense of $11 million for the premium we paid on the repurchase. In October 2010, we completed the tender offer by repurchasing $327 million and $206 million of our 5.95% senior notes due 2012 and 5.15% senior notes due 2013, respectively. We paid a $44 million premium on these bonds tendered and incurred a charge of $43 million in the fourth quarter of 2010.

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

The weighted average effective interest rates on our Senior Notes for 2010 was 6.67%. The effective rate was determined after giving consideration to the effect of interest rate derivatives accounted for as hedges and the amortization of any discounts (See Note 13).

In June 2010, we entered into a secured loan agreement with a third-party financial institution and received proceeds of $180 million. The note bears interest at a rate of 4.8% and will be repaid in monthly installments over seven years. The loan is secured by equipment located in the United States, and is included in long-term debt on our Consolidated Balance Sheet.

12.	Fair Value of Financial Instruments

Accounts Receivable Factoring

We have entered into an accounts receivable sales program to sell accounts receivable related to Latin America to third party financial institutions. We sold approximately $395 million under this program during 2010. We received cash totaling $363 million and recognized a loss of $10 million on these sales. These transactions qualified for sale accounting under the accounting standards. The remaining amounts due to us will be paid as the third party financial institution collects on the receivables. These deferred amounts are recorded as Other Current Assets in the Condensed Consolidated Balance Sheet. The proceeds received on the initial sale and $16 million for collection on the deferred amounts through December 31, 2010 are included in operating cash flows in our Consolidated Statement of Cash Flows.

Financial Instruments Measured and Recognized at Fair Value

There is a hierarchy that classifies valuation inputs into three broad levels. Level 1 inputs are quoted prices (unadjusted) in active markets for identical assets or liabilities. Level 2 inputs are quoted prices for similar assets and liabilities in active markets or inputs that are observable for the asset or liability, either directly or indirectly through market corroboration, for substantially the full term of the financial instrument. Level 3 inputs are unobservable inputs based upon our own assumptions used to measure assets and liabilities at fair value. Classification of a financial asset or liability within the hierarchy is determined based on the lowest level of input that is significant to the fair value measurement.

WEATHERFORD INTERNATIONAL LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

At December 31, 2010, we did not have non-derivative assets or liabilities measured and recognized at fair value on a recurring basis. The following table presents our non-derivative assets and liabilities that are measured and recognized at fair value on a recurring basis as of December 31, 2009:

	December 31, 2009
	Level 1	Level 2	Level 3	Total
			(Restated)	(Restated)
	(In thousands)

Other Assets:
Other investments	$—	$40,822	$—	$40,822
Other Current Liabilities:
Contingent consideration on acquisition (See Note 3)	—	—	59,563	59,563

During the first quarter of 2010, we received proceeds of approximately $42 million from the redemption of our other investments recorded at fair value at December 31, 2009. The proceeds are included in investing activities in the Condensed Consolidated Statement of Cash Flows for the period ended March 31, 2010.

The following table provides a summary of changes in fair value of our Level 3 financial liability as of December 31, 2010 and 2009:

	Year Ended December 31,
	2010	2009
		(Restated)
	(In thousands)

Balance at beginning of period	$59,563	$—
Contingent consideration on acquisition (See Note 3)	—	83,836
Payment of contingent consideration on acquisition	(46,966)	—
Gain on contingent consideration on acquisition included in earnings	(12,597)	(24,273)

Balance at end of period	$—	$59,563

The gains recorded during 2010 and 2009 are included in the Selling, General and Administrative Attributable to Segments line in the Consolidated Statements of Income.

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

WEATHERFORD INTERNATIONAL LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The fair value and carrying value of the our long-term debt and current portion of long-term debt is provided as follows:

	December 31,
	2010	2009
	(In thousands)

Fair value	$7,329,299	$6,303,203
Carrying value	6,747,389	5,865,332

13.	Derivative Instruments

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

Interest Rate Swaps

We use interest rate swaps to help mitigate exposures related to interest rate movements. Amounts paid or received upon termination of the interest rate swaps accounted for as fair value hedges represent the fair value of the agreements at the time of termination and are recorded as an adjustment to the carrying value of the related debt. These amounts are amortized as a reduction (in the case of gains) or as an increase (in the case of losses) to interest expense over the remaining term of the debt. As of December 31, 2010 and 2009, we had net unamortized gains of $55 million and $68 million, respectively, associated with interest rate swap terminations.

Cash Flow Hedges

In 2008, we entered into interest rate derivative instruments to hedge projected exposures to interest rates in anticipation of a debt offering. Those hedges were terminated at the time of the issuance of the debt and the loss on these hedges is being amortized from Accumulated Other Comprehensive Income to interest expense over the remaining term of the debt. As of December 31, 2010 and 2009, we had net unamortized losses of $13 million associated with our cash flow hedge terminations.

Other Derivative Instruments

As of December 31, 2010 and 2009, we had foreign currency forward contracts with notional amounts aggregating to $925 million and $1,062 million, respectively, which were entered into to hedge exposure to currency fluctuations in various foreign currencies, including, but not limited to, the British pound sterling, the Canadian dollar, the euro and the Norwegian krone. The total estimated fair value of these contracts and amounts owed associated with closed contracts resulted in a net liability of approximately $14 million and $9 million at December 31, 2010 and 2009, respectively. These derivative instruments were not designated as hedges, and the changes in fair value of the contracts are recorded each period in Other, Net in the accompanying Consolidated Statements of Income.

We have cross-currency swaps between the U.S. dollar and Canadian dollar to hedge certain exposures to the Canadian dollar. At December 31, 2010 and 2009, we had notional amounts outstanding of $215 million and

WEATHERFORD INTERNATIONAL LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

$263 million, respectively. The total estimated fair value of these contracts at December 31, 2010 and 2009 resulted in a liability of $35 million and $26 million, respectively. These derivative instruments were not designated as hedges, and the changes in fair value of the contracts are recorded each period in Other, Net in the accompanying Consolidated Statements of Income.

The fair values of outstanding derivative instruments are summarized as follows:

	December 31,
	2010	2009	Classifications
	(In thousands)

Derivative assets not designated as hedges:
Foreign exchange contracts	$8,155	$9,831	Other Current Assets
Derivative liabilities not designated as hedges:
Foreign exchange contracts	21,664	18,939	Other Current Liabilities
Cross-currency swap contracts	34,783	26,170	Other Liabilities

14.	Shareholders’ Equity

Accumulated other comprehensive income is comprised of the following:

	December 31,
	2010	2009	2008
	(In thousands)

Cumulative translation adjustment	$193,077	$188,768	$(190,317)
Cumulative defined benefit plan adjustments	(28,195)	(60,636)	(62,444)
Deferred loss on derivative instruments, net of amortization	(12,764)	(13,390)	(14,000)

	$152,118	$114,742	$(266,761)

Changes in our Issued and Treasury shares during the years ended December 31, 2010, 2009 and 2008 were as follows:

	Issued	Treasury
	(In thousands)

Balance at December 31, 2007	727,204	(49,018)
Shares issued for acquisitions	—	7,709
Equity awards granted, vested and exercised	1,433	924
Other	52	18

Balance at December 31, 2008	728,689	(40,367)
Shares issued for acquisitions	29,578	5,398
Equity awards granted, vested and exercised	—	6,030
Other	180	138

Balance at December 31, 2009	758,447	(28,801)
Shares issued for acquisitions	—	1,780
Equity awards granted, vested and exercised	—	4,181
Other	—	202

Balance at December 31, 2010	758,447	(22,638)

WEATHERFORD INTERNATIONAL LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Authorized Shares

At December 31, 2010, we were authorized to issue 1,137,669,955 registered shares and conditionally authorized to issue 379,223,318 registered shares.

Warrants

At December 31, 2010, we had outstanding warrants to purchase up to 12.9 million of our shares at a price of $15.00 per share. The warrants remain exercisable until February 28, 2012 and are subject to adjustment for changes in our capital structure or the issuance of dividends in cash, securities or property. Upon exercise by the holders, settlement may occur through physical delivery, net share settlement, net cash settlement or a combination of those choices. The net cash settlement option upon exercise is at our sole discretion.

15.	Share-Based Compensation

Incentive Plans

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

The provisions of each award vary based on the type of award granted and are specified by the Compensation Committee of our Board of Directors. Those awards, such as stock options that are based on a specific contractual term, will be granted with a term not to exceed ten years. Upon grant of an RSA, the participant has the rights of a shareholder, including but not limited to the right to vote such shares and the right to receive any dividends paid on such shares. Recipients of RSU awards do not have the rights of a shareholder until such date as the shares are issued or transferred to the recipient. As of December 31, 2010, approximately 8.4 million shares were available for grant under the 2010 Omnibus Plan and approximately 1.8 million shares were available for grant under the 2006 Omnibus Plan.

Share-Based Compensation Expense

We recognized the following employee share-based compensation expense during the years ended December 31, 2010, 2009 and 2008:

	Year Ended December 31,
	2010	2009	2008
	(In thousands)

Share-based compensation	$98,725	$110,359	$101,416
Related tax benefit	34,554	38,626	35,496

WEATHERFORD INTERNATIONAL LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Options

A summary of option activity for the year ended December 31, 2010, is presented below:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
	Options	Price	Term	Value
			(In years)	(In thousands)

Outstanding at December 31, 2009	12,848,036	$8.42	5.08	$124,787
Granted	—	—
Exercised	(1,008,492)	4.78
Forfeited	(20,000)	23.75

Outstanding at December 31, 2010	11,819,544	8.70	4.20	166,624
Vested or Expected to Vest at December 31, 2010	11,819,544	8.70	4.20	166,624
Exercisable at December 31, 2010	11,482,894	8.37	4.18	165,698

Stock options are granted with an exercise price equal to or greater than the fair market value of our shares as of the date of grant. We use the Black-Scholes option pricing model to determine the fair value of stock options awarded. The estimated fair value of our stock options is expensed over their vesting period, which is generally one to four years. There were no stock options granted during 2010, 2009 or 2008. The intrinsic value of stock options exercised during 2010, 2009 and 2008 was $12 million, $18 million and $46 million, respectively. As of December 31, 2010, there was less than $1 million of unrecognized compensation expense related to our unvested stock options, which is expected to be recognized over a weighted average period of less than one year.

Restricted Share Awards and Restricted Share Units

A summary of RSAs and RSUs activity for the year ended December 31, 2010 is presented below:

		Weighted		Weighted
		Average		Average
		Grant Date		Grant Date
	RSA	Fair Value	RSU	Fair Value

Non-Vested at December 31, 2009	6,541,985	$22.84	6,292,484	$23.20
Granted	523,800	15.99	852,311	16.74
Vested	(2,367,280)	21.56	(2,014,697)	22.58
Forfeited	(430,412)	24.73	(914,670)	20.43

Non-Vested at December 31, 2010	4,268,093	22.59	4,215,428	22.76

RSAs and RSUs vest based on continued employment, generally over a two to five-year period. The fair value of RSAs and RSUs is determined based on the closing price of our shares on the date of grant. The total fair value, less assumed forfeitures, is expensed over the vesting period. The weighted-average grant date fair value of RSAs and RSUs granted during the years ended 2010, 2009 and 2008 was $16.45, $13.67 and $32.55, respectively. The total fair value of RSAs and RSUs vested during the years ended 2010, 2009 and 2008 was $96 million, $99 million and $40 million, respectively. As of December 31, 2010, there was $144 million of unrecognized compensation expense related to unvested RSAs and RSUs, which is expected to be recognized over a weighted average period of two years.

Performance Units

During 2010, we issued performance units, which will vest ratably over a three-year period assuming continued employment and if the Company meets certain market-based performance goals. The weighted average

WEATHERFORD INTERNATIONAL LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

grant date fair value of our performance units was determined through use of the Monte Carlo simulation method. As of December 31, 2010, there was $8 million of unrecognized compensation expense related to performance units.

A summary of performance unit activity for the year ended December 31, 2010 is presented below:

		Weighted
		Average
	Performance	Grant Date
	Units	Fair Value

Granted	1,089,517	$12.41
Forfeited	(103,062)	13.19

Non-Vested at December 31, 2010	986,455	12.32

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

16.	Retirement and Employee Benefit Plans

We have defined contribution plans covering certain employees. Contribution expenses related to these plans totaled $43 million, $36 million and $32 million in 2010, 2009 and 2008, respectively.

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

WEATHERFORD INTERNATIONAL LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The changes in benefit obligations were as follows:

	Year Ended December 31,
	2010		2009
	United		United
	States	International	States	International
	(In thousands)

Benefit obligation at beginning of year	$143,399	$130,686	$121,922	$143,408
Adjustment to beginning of year benefit obligation(1)	—	—	—	(34,139)
Service cost	1,032	5,205	3,085	6,964
Interest cost	4,634	6,858	7,805	7,195
Plan participants’ contributions	—	—	—	227
Amendments	—	150	30,244	—
Curtailments	(34,143)	(1,608)	(1,341)	(176)
Settlements	(32,779)	(3,044)	(12,881)	—
Divestitures	—	(902)	—	—
Actuarial (gain)/loss	7,905	17,637	(4,312)	(7,273)
Currency fluctuations	—	(4,007)	—	16,871
Benefits paid	(836)	(3,524)	(1,123)	(2,391)

Benefit obligation at end of year	$89,212	$147,451	$143,399	$130,686

(1)	See note following change in plan assets.

We have a supplemental executive retirement plan (“SERP”), which provides pension benefits to certain executives upon retirement. This plan is a nonqualified, unfunded retirement plan and was amended effective March 31, 2010, to freeze the benefits under the plan. This resulted in the curtailment shown above for the U.S. The SERP was further amended effective April 8, 2010, to allow participants a one-time option to convert their vested, fixed-amount, dollar-denominated benefits under the SERP into equity-denominated benefits. The amendment permitted participants in the SERP to make a one-time irrevocable election before June 7, 2010 to convert between 50% and 100% of their cash balance under the plan into units representing the right to receive registered shares in the Company. During May 2010, the remaining participants elected to convert approximately $76 million of their cash entitlement into approximately 4.7 million shares, which was based on the closing share price on the date of the election. In addition, during 2010, four executives in the plan left the Company resulting in the settlement shown above for the U.S. At December 31, 2010, the projected benefit obligation of the SERP was $77 million.

WEATHERFORD INTERNATIONAL LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The changes in plan assets were as follows:

	Year Ended December 31,
	2010		2009
	United		United
	States	International	States	International
	(In thousands)

Fair value of plan assets at beginning of year	$8,176	$89,553	$7,096	$96,593
Adjustment to beginning of year fair value of plan assets(1)	—	—	—	(34,139)
Actual return on plan assets	1,073	6,564	1,715	8,212
Employer contributions	526	7,273	341	8,383
Plan participants’ contributions	—	—	—	227
Settlements	—	(3,044)	—	—
Divestitures	—	(430)	—	—
Currency fluctuations	—	(3,275)	—	12,140
Benefits paid	(836)	(2,737)	(976)	(1,863)

Fair value of plan assets at end of year	8,939	93,904	8,176	89,553

Funded status	$(80,273)	$(53,547)	$(135,223)	$(41,133)

(1)	Effective January 1, 2009, our disclosures for one of our international plans reflect the defined benefit related amounts only. In previous years, the plan calculations included both the defined benefit obligations and assets and the defined contribution obligations and assets as the plan is not formally divided. In an effort to provide clarity to the defined benefit obligation specifically, we requested that the actuary begin to capture the data separately starting in 2009. As a result, the defined contribution obligation and assets were carved out of the disclosure as shown above and only the true defined benefit obligations and assets remain. In addition, the expense shown in the defined benefit disclosure for the year ended December 31, 2009, is only the defined benefit related expense for this plan and the defined contribution related expense for this plan is disclosed with our other sponsored defined contribution plans at the beginning of this footnote.

The amounts recognized in the Consolidated Balance Sheets were as follows:

	December 31,
	2010		2009
	United		United
	States	International	States	International
	(In thousands)

Noncurrent assets	$—	$2,642	$—	$4,526
Current liabilities	(66)	(826)	(10,886)	(542)
Noncurrent liabilities	(80,207)	(55,363)	(124,337)	(45,117)

WEATHERFORD INTERNATIONAL LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Amounts in accumulated other comprehensive income that have not yet been recognized as components of net periodic benefit cost were as follows:

	December 31,
	2010		2009
	United		United
	States	International	States	International
	(In thousands)

Net loss	$14,506	$25,988	$41,113	$10,903
Net prior service costs (credit)	498	(601)	40,631	(811)
Net transition asset	—	—	—	(16)

Total accumulated other comprehensive income	$15,004	$25,387	$81,744	$10,076

The accumulated benefit obligation for defined benefit pension plans was $84 million and $104 million at December 31, 2010 and 2009, respectively, for the U.S. plans and $129 million and $116 million at December 31, 2010 and 2009, respectively, for the international plans.

The projected benefit obligation, accumulated benefit obligation, and fair value of plan assets for the pension plans with projected benefit obligations in excess of plan assets or accumulated benefit obligations in excess of plan assets as of December 31, 2010 and 2009 were as follows:

	2010		2009
	United		United
	States	International	States	International
	(In thousands)

Plans with projected benefit obligation in excess of plan assets:
Projected benefit obligation	$89,212	$116,617	$143,399	$100,953
Fair value of plan assets	8,939	60,428	8,176	55,295
Plans with accumulated benefit obligation in excess of plan assets:
Accumulated benefit obligation	83,877	73,728	103,752	69,750
Fair value of plan assets	8,939	32,665	8,176	32,362

The components of net periodic benefit cost during the years ended December 31, 2010, 2009 and 2008 were as follows:

	2010		2009		2008
	United		United		United
	States	International	States	International	States	International
	(In thousands)

Service cost	$1,032	$5,205	$3,085	$6,964	$2,879	$13,557
Interest cost	4,634	6,858	7,805	7,195	6,017	9,905
Expected return on plan assets	(595)	(4,712)	(630)	(4,031)	(687)	(8,700)
Amortization of transition asset	—	—	—	(4)	—	(4)
Amortization of prior service cost (credit)	1,578	(42)	3,908	(48)	1,833	(47)
Settlements/curtailments	37,126	(1,188)	4,760	—	5,621	(126)
Amortization of net loss	1,320	(76)	6,340	993	3,862	319

Net periodic benefit cost	$45,095	$6,045	$25,268	$11,069	$19,525	$14,904

WEATHERFORD INTERNATIONAL LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Other changes in plan assets and benefit obligations recognized in other comprehensive income during the years ended December 31, 2010 and 2009 were as follows:

	2010		2009
	United		United
	States	International	States	International
	(In thousands)

New Activity:
Net (gain) loss for the year	$(26,716)	$14,177	$(6,738)	$(11,550)
Net prior service cost for the year	—	150	30,244	—
Reclassification Adjustments:
Net loss	109	1,250	(10,037)	(993)
Prior service credit (cost)	(40,133)	42	(4,971)	48
Transition asset	—	14	—	4

Total other comprehensive income	$(66,740)	$15,633	$8,498	$(12,491)

Amounts in accumulated other comprehensive income expected to be recognized as components of net periodic benefit cost in 2011 are as follows:

	United
	States	International
	(In thousands)

Net loss	$734	$821
Prior service costs (credit)	88	(63)

Prior service costs are amortized using an alternative straight-line method over the average remaining service period of employees expected to receive plan benefits. Assumed long-term rates of return on plan assets, discount rates and rates of compensation increases vary for the different plans according to the local economic conditions.

The weighted average assumption rates used for benefit obligations were as follows:

	Year Ended December 31,
	2010	2009

Discount rate:
United States plans	3.25 - 4.50%	5.25%
International plans	1.59 - 7.50	1.68 - 8.00
Rate of compensation increase:
United States plans	—	6.00
International plans	2.00 - 4.50	2.00 - 4.70

WEATHERFORD INTERNATIONAL LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The weighted average assumption rates used for net periodic benefit costs were as follows:

	Year Ended December 31,
	2010	2009	2008

Discount rate:
United States plans	5.25%	5.75 - 6.25%	5.75 - 6.00%
International plans	1.68 - 8.00	1.68 - 6.00	1.94 - 5.60
Expected return on plan assets:
United States plans	7.00	7.00	7.00
International plans	4.60 - 6.46	4.20 - 7.05	4.20 - 7.34
Rate of compensation increase:
United States plans	—	8.00	8.00
International plans	2.00 - 4.70	2.00 - 5.15	2.00 - 4.77

In determining the overall expected long-term rate of return for plan assets, we take into consideration the historical experience as well as future expectations of the asset mix involved. As different investments yield different returns, each asset category must be reviewed individually and then weighted for significance in relation to the total portfolio.

The following table presents the fair values of the Company’s pension plan assets as of December 31, 2010. United States and International plans are combined below as there is only one United States plan with assets. For an explanation of the various levels, see Note 12.

	Level 1	Level 2	Total
	(In thousands)

Investment funds(1)	$—	$93,904	$93,904
Common/collective trust funds(2)	—	8,939	8,939

Total assets at fair value	$—	$102,843	$102,843

(1)	These international funds invest in the following: 5% cash, 9% U.S. equities, 39% non-U.S. equities, 37% non-U.S. fixed income securities, 6% property and 4% other.

(2)	These U.S. funds invest in 63% equities and 37% fixed income securities.

The following table presents the fair values of the Company’s pension plan assets as of December 31, 2009. United States and International plans are combined below as there is only one United States plan with assets. For an explanation of the various levels, see Note 12.

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

WEATHERFORD INTERNATIONAL LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Common/collective trust funds are valued at the net asset value of shares in the fund as determined by the issuer which are based on the fair value of the underlying assets. Investment funds are valued by the issuer based on the fair value of the underlying assets.

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

In 2011, we expect to contribute less than $1 million in the U.S. and $8 million internationally to our pension and other postretirement benefit plans. In addition, the following benefit payments, which reflect expected future service and anticipated settlements, as appropriate, are expected to be paid:

	United States	International
	(In thousands)

2011	$10,546	$2,941
2012	8,411	2,035
2013	7,806	3,709
2014	7,051	3,088
2015	6,554	4,045
2016-2020	53,876	25,397

17.	Income Taxes

As discussed in Note 2, we have restated our provision for income taxes and related balance sheet accounts for 2009 and 2008 in the following tables below. The components of Income from Continuing Operations Before Income Taxes were as follows:

	Year Ended December 31,
	2010	2009	2008
		(Restated)	(Restated)
	(In thousands)

Domestic	$18,104	$(470,793)	$519,074
Foreign	186,485	754,276	1,147,459

	$204,589	$283,483	$1,666,533

WEATHERFORD INTERNATIONAL LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Our income tax benefit (provision) from continuing operations consisted of the following:

	Year Ended December 31,
	2010	2009	2008
		(Restated)	(Restated)
	(In thousands)

Current;
U.S. federal and state income taxes	$(34,898)	$75,532	$(118,446)
Foreign	(207,790)	(293,485)	(338,701)

Total current	(242,688)	(217,953)	(457,147)

Deferred:
U.S. federal	(72,370)	69,221	73,837
Foreign	17,337	61,549	10,473

Total deferred	(55,033)	130,770	84,310

	$(297,721)	$(87,183)	$(372,837)

The restatement increased our provision for income taxes by $68 million in 2009 and $123 million in 2008, primarily due to the income tax consequences of certain intercompany transactions inappropriately tax-effected. The correction of the tax-effect of these intercompany transactions resulted in an increase to our current tax expense of $100 million in 2009 and an increase of $106 million in 2008. In addition, we recorded other adjustments to our tax provision to correct for certain errors and items recorded in the improper period. These other adjustments resulted in a decrease to our total tax provision in 2009 of $32 million, which is primarily comprised of an adjustment to the cumulative differences between book and tax basis of fixed assets and intangibles and an adjustment related to differences between accrued tax expense and tax expense per the filed tax returns. Our total 2008 tax provision was increased by $17 million, which is primarily comprised of an adjustment related to differences between accrued tax expense and tax expense per the filed tax returns.

The difference between the tax (provision) benefit at the statutory federal income tax rate and the tax (provision) benefit attributable to Income from Continuing Operations Before Income Taxes for the three years ended December 31, 2010 is analyzed below:

	Year Ended December 31,
	2010	2009	2008
		(Restated)	(Restated)
	(In thousands)

Statutory federal income tax rate	$(71,606)	$(99,219)	$(583,287)
Effect of state income tax, net and alternative minimum tax	(6,693)	(8,268)	(11,177)
Effect of domestic non-deductible expenses	(8,873)	(11,005)	(20,610)
Change in valuation allowance	(31,641)	(636)	(4,574)
Effect of foreign income tax, net	(153,754)	37,159	258,222
Change in income tax reserve	(20,615)	(7,101)	(9,302)
Effect of change in statutory rates	(1,428)	6,365	(1,782)
Other	(3,111)	(4,478)	(327)

	$(297,721)	$(87,183)	$(372,837)

The effect of foreign income taxes for 2009 and 2008 above includes the effect of the restatement for the intercompany transactions inappropriately tax-effected.

During 2010, we recorded expense of approximately $124 million related to the restructuring of our Latin America operations. During 2008, we recorded a benefit of approximately $100 million related to foreign

WEATHERFORD INTERNATIONAL LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

taxes paid that will be used to reduce our future United States tax liability. Both of these adjustments are presented in effect of foreign income tax, net for 2010 and 2008.

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

The components of the net deferred tax asset (liability) attributable to continuing operations were as follows:

	December 31,
	2010	2009
		(Restated)
	(In thousands)

Deferred tax assets:
Domestic and foreign operating losses	$525,163	$447,521
Accrued liabilities and reserves	136,809	157,429
Tax credits	52,348	102,289
Other differences between financial and tax basis	49,028	98,247
Differences between financial and tax basis inventory	62,057	47,258
Valuation allowance	(102,794)	(70,349)

Total deferred tax assets	722,611	782,395

Deferred tax liabilities:
Property, plant and equipment	(316,682)	(275,475)
Goodwill and other intangibles	(192,906)	(179,413)
Unremitted foreign earnings	—	(22,585)
Other differences between financial and tax basis	(50,231)	(60,940)

Total deferred tax liabilities	(559,819)	(538,413)

Net deferred tax assets	$162,792	$243,982

The overall increase in the valuation allowance in 2010 is primarily attributable to the establishment of a valuation allowance against net operating losses (“NOLs”) and tax credits in various jurisdictions. Management’s assessment is that the character and nature of future taxable income may not allow us to realize the tax benefits of the NOLs and tax credits within the allowable carryforward period. Therefore, an appropriate valuation allowance has been made.

In 2010, we did not provide additional taxes for the anticipated repatriation of earnings of our foreign subsidiaries because their earnings are deemed to be indefinitely reinvested, which represents a change from the prior year. As a result of this change, we recognized a tax benefit in 2010 of $23 million. If the earnings in our foreign subsidiaries were not indefinitely reinvested as of December 31, 2010, the estimated tax expense would be approximately $144 million, net.

At December 31, 2010, we had approximately $1.7 billion of NOLs, $85 million of which were generated by certain domestic subsidiaries prior to their acquisition by us. The use of these acquired domestic NOLs is subject to limitations imposed by the Internal Revenue Code and is also restricted to the taxable income of the subsidiaries generating these losses. Loss carryforwards, if not utilized, will expire at various dates from 2011 through 2030.

WEATHERFORD INTERNATIONAL LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

A tabular reconciliation of the total amounts of unrecognized tax benefits at the beginning and end of the period is as follows:

	Year Ended December 31,
	2010	2009	2008
		(Restated)	(Restated)
	(In thousands)

Balance at beginning of year	$63,466	$55,979	$44,577
Additions as a result of tax positions taken during a prior period	20,059	13,007	11,263
Reductions as a result of tax positions taken during a prior period	(15,526)	(2,259)	(71)
Additions as a result of tax positions taken during the current period	4,106	1,991	2,977
Reductions relating to settlements with taxing authorities	(9,397)	(3,933)	(2,767)
Reductions as a result of a lapse of the applicable statute of limitations	(1,986)	(1,319)	—

Balance at end of year	$60,722	$63,466	$55,979

Our tabular reconciliation of unrecognized tax benefits above has been restated primarily to correct for unrecognized tax benefits that had been inappropriately included in current income taxes payable. This resulted in an increase to the beginning balance of unrecognized tax benefits of $11 million in 2009 and $7 million in 2008.

All of the unrecognized tax benefits, if recognized in future periods, would impact our effective tax rate.

To the extent penalties and interest would be assessed on any underpayment of income tax, such amounts have been accrued and classified as a component of income tax expense in the financial statements. This is an accounting policy election made by us that is a continuation of our historical policy and will continue to be consistently applied in the future. We recognized a benefit of approximately $4 million relating to interest for the period ended December 31, 2010. We recognized $8 million and $2 million of expense relating to interest for the periods ended December 31, 2009 and 2008, respectively. We recognized approximately $1 million and $5 million of penalties for the years ended December 31, 2010 and 2009 respectively. Penalties during the year ended December 31, 2008 were immaterial. The amounts in the table above exclude accrued interest and penalties of $23 million, $28 million and $14 million at December 31, 2010, 2009 and 2008, respectively.

We are subject to income tax in many of the approximately 100 countries where we operate including major operations in the United States, the United Kingdom, and Canada. Many of our subsidiaries are open to examination in the United Kingdom and Canada dating from 2003 through December 31, 2010. We are open to examination in the United States for tax years ended December 31, 2005 through December 31, 2009.

We do not anticipate a significant change in the balance of unrecognized tax benefits within the next 12 months.

18.	Disputes, Litigation and Contingencies

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

WEATHERFORD INTERNATIONAL LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

The DOJ, SEC and other agencies and authorities have a broad range of civil and criminal penalties they may seek to impose against corporations and individuals for violations of trade sanctions laws, the FCPA and other federal statutes including, but not limited to, injunctive relief, disgorgement, fines, penalties and modifications to business practices and compliance programs. In recent years, these agencies and authorities have entered into agreements with, and obtained a range of penalties against, several public corporations and individuals in similar investigations, under which civil and criminal penalties were imposed, including in some cases fines and other penalties and sanctions in the tens and hundreds of millions of dollars. These agencies are seeking to impose penalties against us for past conduct, but the ultimate amount of any penalties we may pay currently cannot be reasonably estimated. Under trade sanctions laws, the DOJ may also seek to impose modifications to business practices, including immediate cessation of all business activities in specific countries or other limitations that decrease our business, and modifications to compliance programs, which may increase compliance costs. Any injunctive relief, disgorgement, fines, penalties, sanctions or imposed modifications to business practices resulting from these investigations could adversely affect our results of operations. In addition, our historical activities in sanctioned countries, such as Sudan and Iran, could result in certain investors, such as government sponsored pension funds, divesting or not investing in our registered shares. Based on available information, we cannot predict what, if any, actions the DOJ, SEC or other authorities will take in our situation or the effect any such actions will have on our consolidated financial position or results of operations. To the extent we violated trade sanctions laws, the FCPA, or other laws or regulations, fines and other penalties may be imposed. Because these matters are now pending before the indicated agencies, there can be no assurance that actual fines or penalties, if any, will not have a material adverse effect on our business, financial condition, liquidity or results of operations.

WEATHERFORD INTERNATIONAL LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

To date, we have incurred $49 million for costs in connection with our exit from sanctioned countries and incurred $113 million for legal and professional fees in connection with complying with and conducting these on-going investigations.

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

As a result of the explosion, approximately 400 lawsuits were filed, mainly for personal injuries, wrongful death and pollution damage. Weatherford is currently named, along with BP and other defendants, in several dozen of these lawsuits. The United States Judicial Panel on Multidistrict Litigation issued an order centralizing most of these cases in the Federal District Court for the Eastern District of Louisiana. The pollution damage complaints generally refer to the Oil Pollution Act of 1990 (“OPA”) and allege, among other things, negligence and gross negligence by Weatherford and other defendants. They allege that Weatherford and the other defendants are responsible for property damage, trespass, nuisance and economic loss as a result of environmental pollution and generally seek awards of unspecified economic, compensatory, and punitive damages, as well as injunctive relief. Additional lawsuits may be filed in the future relating to the Macondo incident.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

and personnel of third party contractors if a case is adversely determined. The cause of the Macondo incident remains under investigation and has yet to be determined.

If BP were to avoid its indemnities regarding personal injury and a case is adversely determined against Weatherford with respect to the Macondo incident, Weatherford believes its exposure to personal injury/death claims is within the limits of its insurance coverage. Weatherford has a self-insured retention of $2 million. Above that amount, Weatherford has aggregate liability insurance coverage with limits of $303 million. Weatherford believes all claims for personal injury made against Weatherford, even if they are not covered by indemnity from BP, are covered under its various liability insurance policies, up to the $303 million in limits. Weatherford has met individually with its insurers to discuss this matter. While some of our insurers have sent notices stating that they lack sufficient information to adequately assess coverage issues at this time, we do not currently anticipate there will be a substantive coverage dispute amongst Weatherford and its insurers.

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

Shareholder Litigation

In June and July 2010, shareholders filed suit in Weatherford’s name against those directors in place before June 2010 and certain current and former members of management relating to the U.S. government and internal investigations disclosed above and in our SEC filings since 2007. In March 2011, shareholders filed suit relating to the matters described in Note 2 above and Item 9A of our Form 10-K below. We will investigate these claims appropriately. We cannot predict the ultimate outcome of these claims.

Other Disputes

As a result of discussions with a customer, we reviewed how the dual exchange rate might affect amounts we receive for our U.S. dollar-denominated receivables in Venezuela. We believe our contracts are legally enforceable and our customers continue to accept our invoices. However, based on the current political and economic environment in Venezuela, we believe a loss is probable. Accordingly, we recorded a reserve of $32 million against this exposure in the fourth quarter of 2010.

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

WEATHERFORD INTERNATIONAL LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

19.	Commitments

We are committed under various operating lease agreements primarily related to office space and equipment. Generally, these leases include renewal provisions and rental payments, which may be adjusted for taxes, insurance and maintenance related to the property. Future minimum rental commitments under noncancellable operating leases are as follows (in thousands):

2011	$115,679
2012	88,466
2013	60,152
2014	45,099
2015	34,368
Thereafter	188,164

$531,928

Total rent expense incurred under operating leases was approximately $321 million, $367 million and $188 million for the years ended December 31, 2010, 2009 and 2008, respectively.

20.	Segment Information

Reporting Segments

We report the following regions as separate, distinct reporting segments: (1) North America, (2) Middle East/North Africa/Asia, (3) Europe/West Africa/FSU and (4) Latin America. Financial information by segment is summarized below. Revenues are attributable to countries based on the ultimate destination of the sale of products or performance of services. The total assets and capital expenditures for the years ended December 31, 2010, 2009 and 2008, do not include the assets or activity of our discontinued operation. The accounting policies of the segments are the same as those described in the summary of significant accounting policies. Results for 2009 and 2008 have been restated to correct for previously identified immaterial errors affecting operating income that were recorded in improper periods (See Note 2).

	Year Ended December 31, 2010
	Net	Income	Depreciation		Total Assets at
	Operating	from	and	Capital	December 31,
	Revenues	Operations	Amortization	Expenditures	2010
			(In thousands)

North America	$4,166,881	$695,607	$327,539	$242,235	$6,569,694
Middle East/North Africa/Asia	2,450,503	264,647	304,993	380,581	4,921,588
Europe/West Africa/FSU	1,984,429	241,298	212,010	106,050	3,626,904
Latin America(a)	1,618,984	53,843	181,136	219,661	2,728,061

	10,220,797	1,255,395	1,025,678	948,527	17,846,247
Corporate and Research and Development	—	(387,399)	21,656	28,017	1,285,407
Revaluation of Contingent Consideration	—	12,597	—	—	—
Other(b)	—	(99,140)	—	—	—

Total	$10,220,797	$781,453	$1,047,334	$976,544	$19,131,654

WEATHERFORD INTERNATIONAL LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Year Ended December 31, 2009
	Net	Income	Depreciation		Total Assets at
	Operating	from	and	Capital	December 31,
	Revenues	Operations	Amortization	Expenditures	2009
	(Restated)	(Restated)	(Restated)		(Restated)
	(In thousands)

North America	$2,762,264	$190,877	$315,746	$276,457	$6,347,978
Middle East/North Africa/Asia	2,372,798	440,371	257,065	817,635	4,572,498
Europe/West Africa/FSU	1,618,664	224,666	167,308	206,559	3,586,895
Latin America	2,079,279	279,888	152,567	228,180	3,125,376

	8,833,005	1,135,802	892,686	1,528,831	17,632,747
Corporate and Research and Development	—	(371,645)	16,211	40,646	1,063,943
Revaluation of Contingent Consideration	—	24,273	—	—	—
Other(c)	—	(100,566)	—	—	—

Total	$8,833,005	$687,864	$908,897	$1,569,477	$18,696,690

	Year Ended December 31, 2008
	Net	Income	Depreciation		Total Assets at
	Operating	from	and	Capital	December 31,
	Revenues	Operations	Amortization	Expenditures	2008
		(Restated)			(Restated)
	(In thousands)

North America	$4,460,147	$1,105,924	$310,054	$602,876	$6,536,410
Middle East/North Africa/Asia	2,391,520	563,438	196,443	1,123,751	4,322,475
Europe/West Africa/FSU	1,539,190	374,888	119,957	393,532	2,631,648
Latin America	1,209,707	279,646	93,942	312,382	2,010,313

	9,600,564	2,323,896	720,396	2,432,541	15,500,846
Corporate and Research and Development	—	(328,871)	11,412	51,622	969,341
Other(d)	—	(39,857)	—	—	—

Total	$9,600,564	$1,955,168	$731,808	$2,484,163	$16,470,187

(a)	Latin America for the year ended December 31, 2010 includes a $76 million charge for revisions to our profitability estimates on our project management contracts in Mexico and a $32 million reserve taken against accounts receivable balances in Venezuela in light of the country’s economic prognosis.

(b)	Other for the year ended December 31, 2010 includes a $38 million charge related to our SERP which was frozen on March 31, 2010, $61 million for severance and facility closure costs and $7 million for legal and professional fees incurred in connection with our on-going investigations. These charges were offset by a $7 million benefit related to the reversal of prior cost accruals for our exit from certain sanctioned countries.

(c)	Other for the year ended December 31, 2009 includes $45 million for legal and professional fees incurred in connection with on-going investigations by the U.S. government, $52 million for severance and facility closure costs associated with reorganization activities and $4 million in costs related to the Company’s withdrawal from certain sanctioned countries.

(d)	Other for the year ended December 31, 2008 includes $56 million for costs incurred in connection with the Company’s withdrawal from sanctioned countries, $47 million in legal and professional fees incurred in connection with the Company’s on-going investigations by the U.S. government and $18 million for severance costs incurred for restructuring activities. These charges were partially offset by an $81 million gain

WEATHERFORD INTERNATIONAL LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

recognized as a result of the Company selling its 50% interest in a subsidiary it controlled to Qatar Petroleum for cash consideration of $113 million.

Products and Services

We are a diversified international energy service and manufacturing company that provides a variety of services and equipment to the exploration, production and transmission sectors of the oil and natural gas industry. The composition of our consolidated revenues by product line is as follows:

	Year Ended December 31,
	2010	2009	2008

Drilling Services	17%	16%	16%
Artificial Lift Systems	15	14	17
Well Construction	14	15	15
Integrated Drilling	12	14	6
Stimulation & Chemicals	12	8	7
Completion Systems	8	11	10
Drilling Tools	8	8	11
Wireline	6	6	8
Re-entry & Fishing	6	6	7
Pipeline & Specialty Services	2	2	3

Total	100%	100%	100%

Geographic Areas

Financial information by geographic area for each of the three years ended December 31, 2010, is summarized below. Long-lived assets are long-term assets excluding deferred tax assets of $107 million, $74 million and $40 million at December 31, 2010, 2009 and 2008, respectively.

	Revenues from Unaffiliated Customers			Long-lived Assets
	2010	2009	2008	2010	2009	2008
		(Restated)			(Restated)	(Restated)
	(In thousands)

United States	$3,197,064	$2,118,922	$3,392,945	$4,209,399	$4,317,191	$4,156,196
Mexico	617,350	1,230,605	293,224	372,238	407,603	356,210
Canada	969,818	643,342	1,067,202	1,187,136	1,197,723	1,039,899
Other Countries	5,436,565	4,840,136	4,847,193	6,763,399	6,717,822	5,312,038

	$10,220,797	$8,833,005	$9,600,564	$12,532,172	$12,640,339	$10,864,343

21.	Quarterly Financial Data (Unaudited)

Restated results for 2010 include a reduction to net income of approximately $44 million, $31 million and $46 million for the first, second and third quarters, respectively, primarily attributable to the error in determining the tax consequences of intercompany amounts over multiple years (See Note 2).

WEATHERFORD INTERNATIONAL LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Restated results for 2009 include a reduction to net income of approximately $20 million, $20 million, $18 million, and $26 million for the first, second, third and fourth quarters, respectively, primarily attributable to the error in determining the tax consequences of intercompany amounts over multiple years (See Note 2).

	Quarter
	First	Second	Third	Fourth	Total
	(Restated)	(Restated)	(Restated)
	(In thousands, except per share amounts)

2010
Revenues	$2,331,067	$2,437,163	$2,529,752	$2,922,815	$10,220,797
Gross Profit	578,607	630,412	633,896	794,601	2,637,516
Net Income (Loss) Attributable to Weatherford	(83,607)	(57,556)	99,324	(66,086)	(107,925)
Basic Earnings (Loss) Per Share	$(0.11)	$(0.08)	$0.13	$(0.09)	$(0.15)
Diluted Earnings (Loss) Per Share	$(0.11)	$(0.08)	$0.13	$(0.09)	$(0.15)

	Quarter
	First	Second	Third	Fourth	Total
		(Restated)	(Restated)	(Restated)	(Restated)
	(Restated)
	(In thousands, except per share amounts)

2009
Revenues	$2,254,631	$1,998,427	$2,144,947	$2,435,000	$8,833,005
Gross Profit	716,019	549,623	546,048	558,673	2,370,363
Net Income (Loss) Attributable to Weatherford	144,355	22,249	59,729	(56,192)	170,141
Basic Earnings (Loss) Per Share	$0.21	$0.03	$0.08	$(0.08)	$0.24
Diluted Earnings (Loss) Per Share	$0.21	$0.03	$0.08	$(0.08)	$0.24

22.	Other Disclosures Required by Swiss Law

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

WEATHERFORD INTERNATIONAL LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

23.	Consolidating Financial Statements

As discussed in Note 2, we have restated financial information for 2009 and 2008.

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

The following obligations of Weatherford Delaware were guaranteed by Weatherford Bermuda as of December 31, 2010 and 2009: (i) the 6.625% Senior Notes, (ii) the 5.95% Senior Notes, (iii) the 6.35% Senior Notes and (iv) the 6.80% Senior Notes.

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

In September 2010, Weatherford Bermuda issued $800 million of 5.125% Senior Notes due 2020 and $600 million of 6.75% Senior Notes due 2040, both of which are guaranteed by Weatherford Delaware. As a result of these transactions, the following obligations of Weatherford Bermuda were guaranteed by Weatherford Delaware at December 31, 2010: (i) the revolving credit facility, (ii) the 4.95% Senior Notes, (iii) the 5.50% Senior Notes, (iv) the 6.50% Senior Notes, (v) the 5.15% Senior Notes, (vi) the 6.00% Senior Notes, (vii) the 7.00% Senior Notes, (viii) the 9.625% Senior Notes, (ix) the 9.875% Senior Notes, (x) the 5.125% Senior Notes, (xi) the 6.75% Senior Notes and (xii) issuances of notes under the commercial paper program.

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

WEATHERFORD INTERNATIONAL LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Condensed Consolidating Balance Sheet
December 31, 2010
(In thousands)

				Other
	Parent	Bermuda	Delaware	Subsidiaries	Eliminations	Consolidation

ASSETS
Current Assets:
Cash and Cash Equivalents	$124	$113,443	$11,433	$290,772	$—	$415,772
Other Current Assets	10,018	9,107	85,342	5,971,828	—	6,076,295

Total Current Assets	10,142	122,550	96,775	6,262,600	—	6,492,067

Equity Investments in Affiliates	9,143,623	15,304,005	7,401,552	11,308,896	(43,158,076)	—
Shares Held in Parent	—	—	94,105	468,801	(562,906)	—
Intercompany Receivables, Net	—	2,233,910	420,066	—	(2,653,976)	—
Other Assets	8,124	39,318	294,821	12,297,324	—	12,639,587

Total Assets	$9,161,889	$17,699,783	$8,307,319	$30,337,621	$(46,374,958)	$19,131,654

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Short-term Borrowings and Current Portion of Long-Term Debt	$—	$7,887	$201,676	$25,829	$—	$235,392
Accounts Payable and Other Current Liabilities	21,657	133,850	114,023	2,078,057	—	2,347,587

Total Current Liabilities	21,657	141,737	315,699	2,103,886	—	2,582,979
Long-term Debt	—	5,170,323	1,324,743	34,932	—	6,529,998
Intercompany Payables, Net	226,167	—	—	2,427,809	(2,653,976)	—
Other Long-term Liabilities	5,924	77,049	2,115	468,742	—	553,830

Total Liabilities	253,748	5,389,109	1,642,557	5,035,369	(2,653,976)	9,666,807

Weatherford Shareholders’ Equity	8,908,141	12,310,674	6,664,762	25,238,336	(43,720,982)	9,400,931
Noncontrolling Interests	—	—	—	63,916	—	63,916

Total Liabilities and Shareholders’ Equity	$9,161,889	$17,699,783	$8,307,319	$30,337,621	$(46,374,958)	$19,131,654

WEATHERFORD INTERNATIONAL LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Condensed Consolidating Balance Sheet
December 31, 2009
(Restated)
(In thousands)

				Other
	Parent	Bermuda	Delaware	Subsidiaries	Eliminations	Consolidation

ASSETS
Current Assets:
Cash and Cash Equivalents	$102	$47	$421	$251,949	$—	$252,519
Other Current Assets	496	11,163	98,033	5,619,742	—	5,729,434

Total Current Assets	598	11,210	98,454	5,871,691	—	5,981,953

Equity Investments in Affiliates	9,183,803	14,952,128	6,527,676	11,441,274	(42,104,881)	—
Shares Held in Parent	—	—	108,268	507,780	(616,048)	—
Intercompany Receivables, Net	—	1,671,487	1,017,215	—	(2,688,702)	—
Other Assets	9,376	68,960	190,174	12,446,227	—	12,714,737

Total Assets	$9,193,777	$16,703,785	$7,941,787	$30,266,972	$(45,409,631)	$18,696,690

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Short-term Borrowings and Current Portion of Long-Term Debt	$—	$352,373	$1,868	$515,340	$—	$869,581
Accounts Payable and Other Current Liabilities	46,160	107,984	116,404	1,860,571	—	2,131,119

Total Current Liabilities	46,160	460,357	118,272	2,375,911	—	3,000,700
Long-term Debt	—	3,988,162	1,848,191	10,905	—	5,847,258
Intercompany Payables, Net	36,611	—	—	2,652,091	(2,688,702)	—
Other Long-term Liabilities	8,132	132,155	2,309	267,763	—	410,359

Total Liabilities	90,903	4,580,674	1,968,772	5,306,670	(2,688,702)	9,258,317

Weatherford Shareholders’ Equity	9,102,874	12,123,111	5,973,015	24,881,270	(42,720,929)	9,359,341
Noncontrolling Interests	—	—	—	79,032	—	79,032

Total Liabilities and Shareholders’ Equity	$9,193,777	$16,703,785	$7,941,787	$30,266,972	$(45,409,631)	$18,696,690

WEATHERFORD INTERNATIONAL LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Condensed Consolidating Statement of Income
Year Ended December 31, 2010
(In thousands)

				Other
	Parent	Bermuda	Delaware	Subsidiaries	Eliminations	Consolidation

Revenues	$—	$—	$—	$10,220,797	$—	$10,220,797
Costs and Expenses	(39,534)	(45,767)	(2,993)	(9,351,050)	—	(9,439,344)

Operating Income (Loss)	(39,534)	(45,767)	(2,993)	869,747	—	781,453

Other Income (Expense):
Interest Expense, Net	(982)	(285,705)	(113,343)	(5,755)	—	(405,785)
Bond Tender Premium	—	(15,447)	(38,526)	—	—	(53,973)
Devaluation of Venezuelan Bolivar	—	—	—	(63,859)	—	(63,859)
Intercompany Charges, Net	(27,143)	2,858	(187,546)	211,831	—	—
Equity in Subsidiary Income	(40,180)	22,424	1,070,951	—	(1,053,195)	—
Other, Net	(86)	239,347	(884)	(291,624)	—	(53,247)

Income (Loss) Before Income Taxes	(107,925)	(82,290)	727,659	720,340	(1,053,195)	204,589
Provision for Income Taxes	—	(5)	119,545	(417,261)	—	(297,721)

Net Income (Loss)	(107,925)	(82,295)	847,204	303,079	(1,053,195)	(93,132)
Noncontrolling Interests	—	—	—	(14,793)	—	(14,793)

Net Income Attributable to Weatherford	$(107,925)	$(82,295)	$847,204	$288,286	$(1,053,195)	$(107,925)

WEATHERFORD INTERNATIONAL LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Condensed Consolidating Statement of Income
Year Ended December 31, 2009
(Restated)
(In thousands)

				Other
	Parent	Bermuda	Delaware	Subsidiaries	Eliminations	Consolidation

Revenues	$—	$—	$—	$8,833,005	$—	$8,833,005
Costs and Expenses	(10,609)	(25,914)	(3,011)	(8,105,607)	—	(8,145,141)

Operating Income (Loss)	(10,609)	(25,914)	(3,011)	727,398	—	687,864

Other Income (Expense):
Interest Expense, Net	(86)	(253,403)	(114,874)	1,615	—	(366,748)
Intercompany Charges, Net	(20,776)	5,430	(143,689)	159,035	—	—
Equity in Subsidiary Income	201,603	249,409	404,287	—	(855,299)	—
Other, Net	9	208,493	(591)	(245,544)	—	(37,633)

Income (Loss) Before Income Taxes	170,141	184,015	142,122	642,504	(855,299)	283,483
Provision for Income Taxes	—	—	89,404	(176,587)	—	(87,183)

Net Income (Loss)	170,141	184,015	231,526	465,917	(855,299)	196,300
Noncontrolling Interests	—	—	—	(26,159)	—	(26,159)

Net Income Attributable to Weatherford	$170,141	$184,015	$231,526	$439,758	$(855,299)	$170,141

WEATHERFORD INTERNATIONAL LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Condensed Consolidating Statement of Income
Year Ended December 31, 2008
(Restated)
(In thousands)

			Other
	Bermuda	Delaware	Subsidiaries	Eliminations	Consolidation

Revenues	$—	$—	$9,600,564	$—	$9,600,564
Costs and Expenses	(35,899)	(1,684)	(7,607,813)	—	(7,645,396)

Operating Income (Loss)	(35,899)	(1,684)	1,992,751	—	1,955,168

Other Income (Expense):
Interest Expense, Net	(127,684)	(115,721)	(274)	—	(243,679)
Intercompany Charges, Net	128,198	—	(128,198)	—	—
Equity in Subsidiary Income	1,286,557	1,371,167	—	(2,657,724)	—
Other, Net	(6,676)	(1,783)	(36,497)	—	(44,956)

Income (Loss) from Continuing Operations Before Income Taxes	1,244,496	1,251,979	1,827,782	(2,657,724)	1,666,533
Provision for Income Taxes	—	34,578	(407,415)	—	(372,837)

Income (Loss) from Continuing Operations	1,244,496	1,286,557	1,420,367	(2,657,724)	1,293,696
Income (Loss) from Discontinued Operation, Net of Taxes	2,000	—	(14,928)	—	(12,928)

Net Income (Loss)	1,246,496	1,286,557	1,405,439	(2,657,724)	1,280,768
Noncontrolling Interests	—	—	(34,272)	—	(34,272)

Net Income Attributable to Weatherford	$1,246,496	$1,286,557	$1,371,167	$(2,657,724)	$1,246,496

WEATHERFORD INTERNATIONAL LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Condensed Consolidating Statement of Cash Flows
Year Ended December 31, 2010
(In thousands)

				Other
	Parent	Bermuda	Delaware	Subsidiaries	Eliminations	Consolidation

Cash Flows from Operating Activities:
Net Income (Loss)	$(107,925)	$(82,295)	$847,204	$303,079	$(1,053,195)	$(93,132)
Adjustments to Reconcile Net Income (Loss) to Net Cash Provided (Used) by Operating Activities:
Charges from Parent or Subsidiary	27,143	(2,858)	187,546	(211,831)	—	—
Equity in (Earnings) Loss of Affiliates	40,180	(22,424)	(1,070,951)	—	1,053,195	—
Deferred Income Tax Benefit	—	—	(119,558)	174,591	—	55,033
Other Adjustments	11,149	(127,298)	(274)	1,282,535	—	1,166,112

Net Cash Provided (Used) by Operating Activities	(29,453)	(234,875)	(156,033)	1,548,374	—	1,128,013

Cash Flows from Investing Activities:
Acquisitions of Businesses, Net of Cash Acquired	(91,455)	—	—	(52,101)	—	(143,556)
Capital Expenditures for Property, Plant and Equipment	—	—	—	(976,544)	—	(976,544)
Acquisition of Intellectual Property	—	—	—	(23,977)	—	(23,977)
Purchase of Equity Investment in Unconsolidated Affiliates	—	—	—	(2,405)	—	(2,405)
Proceeds from Sale of Assets and Businesses, Net	—	—	—	196,927	—	196,927
Capital Contribution to Subsidiary	—	(12,671)	(25)	—	12,696	—
Other Investing Activities	—	41,840	—	—	—	41,840

Net Cash Provided (Used) by Investing Activities	(91,455)	29,169	(25)	(858,100)	12,696	(907,715)

Cash Flows from Financing Activities:
Borrowings (Repayments) Short-term Debt, Net	—	(344,485)	(835)	(488,990)	—	(834,310)
Borrowings (Repayments) Long-term Debt, Net	—	1,180,007	(501,269)	180,805	—	859,543
Borrowings (Repayments) Between Subsidiaries, Net	120,930	(497,066)	706,249	(330,113)	—	—
Proceeds from Capital Contribution	—	—	—	12,696	(12,696)	—
Other, Net	—	(19,354)	(37,075)	(6,652)	—	(63,081)

Net Cash Provided (Used) by Financing Activities	120,930	319,102	167,070	(632,254)	(12,696)	(37,848)

Effect of Exchange Rate Changes on Cash and Cash Equivalents	—	—	—	(19,197)	—	(19,197)
Net Increase in Cash and Cash Equivalents	22	113,396	11,012	38,823	—	163,253
Cash and Cash Equivalents at Beginning of Year	102	47	421	251,949	—	252,519

Cash and Cash Equivalents at End of Year	$124	$113,443	$11,433	$290,772	$—	$415,772

WEATHERFORD INTERNATIONAL LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Condensed Consolidating Statement of Cash Flows
Year Ended December 31, 2009
(Restated)
(In thousands)

				Other
	Parent	Bermuda	Delaware	Subsidiaries	Eliminations	Consolidation

Cash Flows from Operating Activities:
Net Income (Loss)	$170,141	$184,015	$231,526	$465,917	$(855,299)	$196,300
Adjustments to Reconcile Net Income (Loss) to Net Cash Provided (Used) by Operating Activities:
Charges from Parent or Subsidiary	20,776	(5,430)	143,689	(159,035)	—	—
Equity in (Earnings) Loss of Affiliates	(201,603)	(249,409)	(404,287)	—	855,299	—
Deferred Income Tax Benefit	—	—	(10,008)	(120,762)	—	(130,770)
Other Adjustments	7,718	(166,010)	161,307	539,777	—	542,792

Net Cash Provided (Used) by Operating Activities	(2,968)	(236,834)	122,227	725,897	—	608,322

Cash Flows from Investing Activities:
Acquisitions of Businesses, Net of Cash Acquired	—	—	—	(9,695)	—	(9,695)
Capital Expenditures for Property, Plant and Equipment	—	—	—	(1,569,477)	—	(1,569,477)
Acquisition of Intellectual Property	—	—	—	(28,210)	—	(28,210)
Purchase of Equity Investment in Unconsolidated Affiliates	—	—	—	(26,999)	—	(26,999)
Proceeds from Sale of Assets and Businesses, Net	—	—	—	123,445	—	123,445
Capital Contribution to Subsidiary	—	(474,465)	(39)	—	474,504	—

Net Cash Provided (Used) by Investing Activities	—	(474,465)	(39)	(1,510,936)	474,504	(1,510,936)

Cash Flows from Financing Activities:
Borrowings (Repayments) Short-term Debt, Net	—	(429,070)	110	36,040	—	(392,920)
Borrowings (Repayments) Long-term Debt, Net	—	1,233,365	—	(6,779)	—	1,226,586
Borrowings (Repayments) Between Subsidiaries, Net	2,968	(92,973)	(194,416)	284,421	—	—
Proceeds from Capital Contribution	—	—	—	474,504	(474,504)	—
Other, Net	—	—	72,489	—	—	72,489

Net Cash Provided (Used) by Financing Activities	2,968	711,322	(121,817)	788,186	(474,504)	906,155

Effect of Exchange Rate Changes on Cash and Cash Equivalents	—	—	—	10,580	—	10,580
Net Increase in Cash and Cash Equivalents	—	23	371	13,727	—	14,121
Cash and Cash Equivalents at Beginning of Year	102	24	50	238,222	—	238,398

Cash and Cash Equivalents at End of Year	$102	$47	$421	$251,949	$—	$252,519

WEATHERFORD INTERNATIONAL LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Condensed Consolidating Statement of Cash Flows
Year Ended December 31, 2008
(Restated)
(In thousands)

			Other
	Bermuda	Delaware	Subsidiaries	Eliminations	Consolidation

Cash Flows from Operating Activities:
Net Income (Loss)	$1,246,496	$1,286,557	$1,405,439	$(2,657,724)	$1,280,768
Adjustments to Reconcile Net Income (Loss) to Net Cash Provided (Used) by Operating Activities:
Charges from Parent or Subsidiary	(128,198)	—	128,198	—	—
(Gain) Loss from Discontinued Operation	(2,000)	—	14,928	—	12,928
Equity in (Earnings) Loss of Affiliates	(1,286,557)	(1,371,167)	—	2,657,724	—
Deferred Income Tax Benefit	—	(15,687)	(68,623)	—	(84,310)
Other Adjustments	(21,284)	(120,321)	43,006	—	(98,599)

Net Cash Provided (Used) by Operating Activities — Continuing Operations	(191,543)	(220,618)	1,522,948	—	1,110,787
Net Cash Used by Operating Activities — Discontinued Operation	—	—	(6,219)	—	(6,219)

Net Cash Provided (Used) by Operating Activities	(191,543)	(220,618)	1,516,729	—	1,104,568

Cash Flows from Investing Activities:
Acquisitions of Businesses, Net of Cash Acquired	—	—	(798,530)	—	(798,530)
Capital Expenditures for Property, Plant and Equipment	—	—	(2,484,163)	—	(2,484,163)
Acquisition of Intellectual Property	—	—	(24,079)	—	(24,079)
Purchase of Equity Investment in Unconsolidated Affiliate	—	—	(11,568)	—	(11,568)
Proceeds from Sale of Assets and Businesses, Net	—	—	297,285	—	297,285
Capital Contribution to Subsidiary	(350,966)	(5,050)	—	356,016	—

Net Cash Provided (Used) by Investing Activities — Continuing Operation	(350,966)	(5,050)	(3,021,055)	356,016	(3,021,055)
Net Cash Provided by Investing Activities — Discontinued Operation	11,000	—	—	—	11,000

Net Cash Provided (Used) by Investing Activities	(339,966)	(5,050)	(3,021,055)	356,016	(3,010,055)

Cash Flows from Financing Activities:
Borrowings (Repayments) Short-term Debt, Net	199,054	(23,096)	301,863	—	477,821
Borrowings (Repayments) Long-term Debt, Net	1,483,931	(1,166)	(4,432)	—	1,478,333
Borrowings (Repayments) Between Subsidiaries, Net	(1,151,147)	226,581	924,566	—	—
Proceeds from Capital Contribution	—	—	356,016	(356,016)	—
Other, Net	(533)	21,910	—	—	21,377

Net Cash Provided (Used) by Financing Activities — Continuing Operations	531,305	224,229	1,578,013	(356,016)	1,977,531
Net Cash Provided (Used) by Financing Activities — Discontinued Operation	—	—	—	—	—

Net Cash Provided (Used) by Financing Activities	531,305	224,229	1,578,013	(356,016)	1,977,531

Effect of Exchange Rate Changes on Cash and Cash Equivalents	—	—	(4,360)	—	(4,360)
Net Increase (Decrease) in Cash and Cash Equivalents	(204)	(1,439)	69,327	—	67,684
Cash and Cash Equivalents at Beginning of Year	228	1,489	168,997	—	170,714

Cash and Cash Equivalents at End of Year	$24	$50	$238,324	$—	$238,398

Item 9.	Changes in and Disagreement with Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting as such term is defined in the Securities Exchange Act of 1934 Rule 13a-15(f). The Company’s internal controls are designed to provide reasonable assurance as to the reliability of its financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles (“GAAP”).

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2010. In connection with this assessment, management identified a material weakness in the Company’s internal controls over financial reporting for income taxes. The Company’s processes, procedures and controls related to financial reporting were not effective to ensure that amounts related to current taxes payable, certain deferred tax assets and liabilities, reserves for uncertain tax positions, the current and deferred income tax expense and related footnote disclosures were accurate. Specifically, our processes and procedures were not designed to provide for adequate and timely identification and review of various income tax calculations, reconciliations and related supporting documentation required to apply our accounting policies for income taxes in accordance with U.S. GAAP. This material weakness resulted in the restatement for material errors in the income tax accounts in the 2008 and 2009 consolidated financial statements and our condensed consolidated financial statements for each of the quarters within 2009 and 2010.

The principal factors contributing to the material weakness were: 1) inadequate staffing and technical expertise within the company related to taxes, 2) ineffective review and approval practices relating to taxes, 3) inadequate processes to effectively reconcile income tax accounts and 4) inadequate controls over the preparation of the quarterly tax provision.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control — An Integrated Framework (September 1992). Because of the material weaknesses described below, management concluded that, as of December 31, 2010, our internal control over financial reporting was not effective.

The effectiveness of the Company’s internal control over financial reporting as of December 31, 2010, has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report which appears in Item 8.

Remediation Plan

In an effort to remediate the material weakness, the company plans to undertake the following:

•	Redesign the tax accounting processes to improve the flow of information to provide for more timely generation of account reconciliations and supporting documentation that will facilitate supervision and review of the resulting account analyses;

•	Hire experienced personnel within the tax and financial reporting process to ensure effective preparation and review of account reconciliations and analyses and enhance training programs for local finance and corporate personnel;

•	Increase the frequency of the preparation of a formal tax basis balance sheet and reconciliations of the all tax accounts to enable more timely detection of potential errors; and

•	Implement a quarterly process to highlight significant matters requiring the attention of both local finance and corporate personnel.

Evaluation of disclosure controls and procedures

At the end of the period covered by this Annual Report on Form 10-K, we carried out an evaluation, under the supervision and with the participation of management, including the Chief Executive Officer (“CEO”) and the Chief Financial Officer (“CFO”), of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based upon that evaluation, the identification of a material weakness in our internal control over financial reporting, as discussed in “Management’s Report on Internal Control over Financial Reporting”, and our resulting inability to file this Annual Report on Form 10-K by March 1, 2011, our CEO and CFO have concluded our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) were not effective to provide reasonable assurance that information required to be disclosed in the reports we file and submit under the Exchange Act is recorded, processed, summarized and reported within the time period specified in the SEC’s rules and forms.

Changes in internal controls

Our management, including the CEO and CFO, identified no change in our internal control over financial reporting that occurred during our fiscal quarter ended December 31, 2010, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

Pursuant to General Instructions G(3), information on directors and executive officers of the Registrant and corporate governance matters will be filed in an amendment to this Annual Report on Form 10-K or incorporated by reference from our definitive proxy statement for the annual shareholder meeting to be held on May 25, 2011.

The Company has adopted a code of ethics entitled “Code of Business Conduct,” which applies to all our employees, officers and directors and our board of directors has also adopted a separate “Supplemental Code of Business Conduct” for our senior officers. Copies of these codes can also be found at www.weatherford.com.

We intend to satisfy the requirement under Item 5.05 of Form 8-K to disclose any amendments to our Code of Business Conduct and any waiver from any provision of our Code of Business Conduct by posting such information on our website at www.weatherford.com.

Item 11.	Executive Compensation

Pursuant to General Instructions G(3), information on executive compensation will be filed in an amendment to this Annual Report on Form 10-K or incorporated by reference from our definitive proxy statement for the annual shareholder meeting to be held on May 25, 2011.

Item 12(a).	Security Ownership of Certain Beneficial Owners

Pursuant to General Instructions G(3), information on security ownership of certain beneficial owners will be filed in an amendment to this Annual Report on Form 10-K or incorporated by reference from our definitive proxy statement for the annual shareholder meeting to be held on May 25, 2011.

Item 12(b).	Security Ownership of Management

Pursuant to General Instructions G(3), information on security ownership of management will be filed in an amendment to this Annual Report on Form 10-K or incorporated by reference from our definitive proxy statement for the annual shareholder meeting to be held on May 25, 2011.

Item 12(d).	Securities Authorized for Issuance under Equity Compensation Plans

The following table provides information as of December 31, 2010, about the number of shares to be issued upon vesting or exercise of equity awards including options, restricted shares, warrants and deferred stock units as well as the number of shares remaining available for issuance under our equity compensation plans.

			Number of Shares
			Remaining Available
	Number of Shares		for Future Issuance
	to be Issued Upon	Weighted Average	Under Equity
	Exercise of	Exercise Price of	Compensation Plans
	Outstanding	Outstanding	(Excluding Shares
	Options, Warrants	Options, Warrants	Reflected in the
	and Rights	and Rights	First Column)
	(In thousands, except share prices)

Plan Category:
Equity compensation plans approved by shareholders(a)	10,629	$21.41	10,231
Equity compensation plans not approved by shareholders(b)	23,920	11.61	—

Total	34,549	14.62	10,231

(a)	Includes our Omnibus Plan, which was approved by our shareholders in May 2006, and our 2010 Omnibus Plan, which was approved by our shareholders in June 2010.

(b)	Includes the following compensation plans that were not approved by our shareholders: our 1998 Employee Stock Option Plan, our Non-Employee Director Deferred Compensation Plan, our Foreign Executive Deferred Compensation Stock Ownership Plan and our 2003 Restricted Share Plan. Those plans and other individual compensation arrangements that were not approved by our shareholders are described below:

Our 1998 Employee Stock Option Plan (“1998 Plan”) provides for the grant of nonqualified options to purchase our shares to employees or employees of our affiliates, as determined by the Compensation Committee of our Board of Directors. The price at which shares may be purchased is based on the market price of the shares and cannot be less than the aggregate par value of the shares on the date the option was granted. Unless otherwise provided in an option agreement, no option may be exercised after one day less than 10 years from the date of vesting. Options generally become fully exercisable after three to four years from the date of grant, subject to earlier vesting in the event of the death, disability or retirement of the employee or in the event of a change of control of the Company. The 1998 Plan provides for the grant of options to purchase up to 88,000,000 shares. As of December 31, 2010, there were options to purchase an aggregate of 8,886,316 of our shares outstanding under the 1998 Plan, all of which are vested. Subsequent to the shareholder approval of our Omnibus Plan in May 2006, awards are no longer granted under the 1998 Plan.

A total of 3,898,112 options to purchase shares of our stock were granted under individual compensation arrangements with the following directors: Mr. David J. Butters, Mr. William E. Macaulay, Mr. Robert B. Millard, Mr. Robert K. Moses, Jr. and Mr. Robert A. Rayne. At December 31, 2010, there were 1,876,928 of these options outstanding under these agreements, all of which are fully vested.

Under our Non-Employee Director Deferred Compensation Plan (“DDC Plan”), each non-employee director may elect to defer up to 7.5% of any fees paid by the Company. The deferred fees were converted into non-monetary units representing shares that could have been purchased with the deferred fees based on the market price of our shares on the last day of the month in which fees were deferred. If a non-employee director elected to defer at least 5% of his fees, we made an additional contribution to the director’s account equal to the sum of (1) 7.5% of the director’s fees plus (2) the amount of fees deferred by the director. The non-employee directors are fully vested at all times. Our directors may generally determine when distributions will be made from the plan, but in any event all benefits under the DDC Plan will be distributed no later than January 1, 2017. The amount of the distribution will be a number of our shares equal to the number of units at the time of distribution. As of December 31, 2010, there were 121,226 deferred units outstanding under this plan. Effective December 31, 2008, we suspended the DDC Plan. While the plan is suspended, no new participants may join the plan and no further deferrals of fees or matching contributions will be made under the plan unless and until our Board of Directors determines otherwise.

We established our Foreign Executive Deferred Compensation Stock Ownership Plan for key foreign employees (“FEDC Plan”) and under this plan we contribute 15% of each participant’s total salary, bonus and commission compensation each year. Our contributions vest over a five-year period on the basis of 20% per year for each year of service. Under the FEDC Plan, our contributions are converted into non-monetary units equal to the number of our shares that could have been purchased with the amounts contributed based on the average closing price of our shares for each day of the month in which contributions are made. Distributions are made under the FEDC Plan after a participant retires, becomes disabled or dies or after his employment is terminated, but in any event all benefits under the FEDC Plan will be distributed no later than January 1, 2017. Distributions under the FEDC Plan are made in a number of our shares equal to the number of units allocated to the participant’s account at the time of distribution. As of December 31, 2010, there were 106,632 deferred units outstanding under this plan.

In 2002, we issued warrants to purchase up to 12,928,856 of our shares at a price of $15.00 per share, which are exercisable until February 28, 2012. These warrants were issued in connection with the acquisition of intellectual property rights and not as compensation to any employee. The warrant holders may exercise the warrants and settlement may occur through physical delivery, net share settlement, net cash settlement or a combination thereof. The net cash settlement option upon exercise is at our sole discretion.

In 2003, our Board of Directors approved a restricted share plan that allows for the grant of up to 15,340,000 of our shares to our key employees and directors (“2003 Restricted Share Plan”). Restricted shares are subject to forfeiture restrictions that generally lapse after a specified period from the date of grant and are subject to earlier vesting in the event of death, retirement or a change in control. As of December 31, 2010, there were 12,534,835 shares granted net of forfeitures under the 2003 Restricted Share Plan, all of which are vested. Subsequent to the shareholder approval of our Omnibus Plan in May 2006, awards are no longer made under this plan.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

Pursuant to General Instruction G(3), information on certain relationships and related transactions and director independence will be filed in an amendment to this Annual Report on Form 10-K or incorporated by reference from our definitive proxy statement for the annual shareholder meeting to be held on May 25, 2011.

Item 14.	Principal Accounting Fees and Services

Pursuant to General Instruction G(3), information on principal accounting fees and services will be filed in an amendment to this Annual Report on Form 10-K or incorporated by reference from our definitive proxy statement for the annual shareholder meeting to be held on May 25, 2011.

PART IV

Item 15.	Exhibits, Financial Statement Schedules

(a) The following documents are filed as part of this report or incorporated by reference:

1. The consolidated financial statements of the Company listed on page 43 of this report.

2. The financial statement schedule on page 113 of this report.

3. The exhibits of the Company listed below under Item 15(b).

(b) Exhibits:

Exhibit
Number	Description

1.1	Underwriting Agreement, dated September 16, 2010, among Weatherford International Ltd., a Bermuda exempted company, Weatherford International Ltd., a Swiss joint-stock corporation, Weatherford International, Inc., a Delaware corporation, and Deutsche Bank Securities Inc., Morgan Stanley & Co. Incorporated, UBS Securities LLC and JP Morgan Securities LLC, as representatives of the several underwriters named therein (incorporated by reference to Exhibit 1.1 to the Registrant’s Current report on Form 8-K (File No. 1-34258) filed September 22. 2010).
2.1	Stock Purchase Agreement dated June 6, 2005 by and between Precision Drilling Corporation and Weatherford International Ltd. (incorporated by reference to Exhibit 2.1 to Amendment No. 1 to the Registrant’s Current Report on Form 8-K dated June 6, 2005 on Form 8-K/A (File No. 1-31339) filed June 9, 2005).
2.2	Agreement and Plan of Merger dated May 8, 2002, among Weatherford International, Inc., Weatherford Merger, Inc., Weatherford International Ltd. and Weatherford U.S. Holdings LLC (incorporated by reference to Exhibit 2.1 to Amendment No. 1 to the Registration Statement on Form S-4 (Reg. No. 333-85644) filed on May 22, 2002).
2.3	Share Exchange Agreement dated as of December 10, 2008, among Weatherford International, Ltd., a Bermuda exempted company, and Weatherford International Ltd., a Swiss joint-stock corporation (incorporated by reference to Exhibit 2.1 to the Registrant’s Current Report on Form 8-K (File No. 1-31339) filed December 10, 2008).
2.4	Sale and Purchase Agreement, dated as of May 29, 2009 between Weatherford International Ltd. and Novy Investments Limited (incorporated by reference to Exhibit 99.1 to the Registrant’s Current Report on Form 8-K/A (File No. 1-34258) filed June 3, 2009).
3.1	Second Amendment dated June 24, 2010 to Sale and Purchase Agreement between Weatherford International Ltd. And Novy Investments Limited dated May 29, 2009 (incorporated by reference to Exhibit 99.1 to the Registrant’s Current Report on Form 8-K (File No. 1-34258) filed June 28, 2010).
3.2	Organizational Regulations of Weatherford International Ltd. (incorporated by reference to Exhibit 3.2 to the Registrant’s Current Report on Form 8-K (File No. 1-34258) filed February 26, 2009).
3.3	Articles of Association of Weatherford International Ltd. (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K (File No. 1-34258) filed June 23, 2010)
4.1	Guarantee, dated as of October 25, 2005, of Weatherford International, Inc. for the benefit of holders of any notes issued by Weatherford International Ltd., from time to time pursuant to the Issuing and Paying Agent Agreement, dated as of October 25, 2005, between Weatherford International Ltd., Weatherford International, Inc. and JPMorgan Chase Bank, National Association (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K (File No. 1-31339) filed October 31, 2005).
4.2	Second Amended and Restated Credit Agreement dated as of May 2, 2006, among Weatherford International Ltd., Weatherford International, Inc., Weatherford Liquidity Management Hungary Limited Liability Company, JPMorgan Chase Bank, as administrative agent, and the other Lenders party thereto (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K (File No. 1-31339) filed May 5, 2006).

Exhibit
Number	Description

4.3	Notice of Commitment Increase dated as of November 14, 2006, among Weatherford International Ltd., Weatherford International, Inc., Weatherford Liquidity Management Hungary Limited Liability Company, JPMorgan Chase Bank, as administrative agent, and the other Lenders party thereto (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K (File No. 1-31339) filed November 16, 2006.
4.4	Omnibus Consent and Amendment to Second Amended and Restated Credit Agreement dated January 9, 2009 (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K (File No. 1-31339) filed January 15, 2009).
4.5	Credit Agreement, dated March 19, 2008, among Weatherford International Ltd., as borrower, Weatherford International, Inc. as guarantor, and Deutsche Bank AG Cayman Islands Branch as administrative agent, and the other lenders party thereto (incorporated by reference to Exhibit 4.6 to the Registrant’s Current Report on Form 8-K (File No. 1-31339) filed March 25, 2008).
4.6	Omnibus Consent and Amendment to Credit Agreement dated January 9, 2009 (incorporated by reference to Exhibit 4.2 to the Registrant’s Current Report on Form 8-K (File No. 1-31339) filed January 15, 2009).
4.7	Indenture dated May 17, 1996, between Weatherford Enterra, Inc. and Bank of Montreal Trust Company, as Trustee (incorporated by reference to Exhibit 4.1 to Weatherford Enterra, Inc.’s Current Report on Form 8-K (File No. 1-7867) filed May 31, 1996).
4.8	Third Supplemental Indenture dated November 16, 2001, between Weatherford International, Inc. and The Bank of New York, as Trustee (incorporated by reference to Exhibit 4.11 to the Registration Statement on Form S-3 (Reg. No. 333-73770) filed November 20, 2001).
4.9	Fourth Supplemental Indenture dated June 26, 2002, among Weatherford International, Inc., Weatherford International Ltd. and The Bank of New York (as successor in interest to Bank of Montreal Trust Company) (incorporated by reference to Exhibit 4.7 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002 (File No. 1-13086) filed August 14, 2002).
4.10	Indenture, dated October 1, 2003, among Weatherford International Ltd., Weatherford International, Inc., and Deutsche Bank Trust Company Americas (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K (File No. 1-31339) filed October 2, 2003).
4.11	Officers’ Certificate dated as of February 17, 2006, establishing the series of 5.50% Senior Notes due 2016 (incorporated by reference to Exhibit 4.2 to the Registrant’s Current Report on Form 8-K (File No. 1-31339) filed February 17, 2006).
4.12	Officer’s Certificate, dated August 7, 2006, establishing the series of 6.50% Senior Notes due 2036 (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K (File No. 1-31339) filed August 7, 2006).
4.13	First Supplemental Indenture, dated March 25, 2008 among Weatherford International Ltd., Weatherford International, Inc., and Deutsche Bank Trust Company Americas (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K (File No. 1-31339) filed March 25, 2008).
4.14	Indenture, dated June 18, 2007, among Weatherford International, Inc., as issuer, Weatherford International Ltd., as guarantor, and Deutsche Bank Trust Company Americas, as trustee, (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K (File No. 1-31339) filed on June 18, 2007).
4.15	First Supplemental Indenture, dated June 18, 2007, among Weatherford International, Inc., as issuer, Weatherford International Ltd., as guarantor, and Deutsche Bank Trust Company Americas, as trustee (including forms of notes) (incorporated by reference to Exhibit 4.2 to the Registrant’s Current Report on Form 8-K (File No. 1-31339) filed on June 18, 2007).
4.16	Second Supplemental Indenture, dated as of January 8, 2009, among Weatherford International Ltd., Weatherford International, Inc., and Deutsche Bank Trust Company Americas (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K (File No. 1-31339) filed January 8, 2009).

Exhibit
Number	Description

4.17	Form of global note for 5.95% Senior Notes due 2012 (incorporated by reference to Exhibit 4.15 to the Registrant’s Registration Statement on Form S-4 (Registration No. 333-146695) filed November 8, 2007).
4.18	Form of global note for 5.15% Senior Notes due 2013 (incorporated by reference to Exhibit 4.2 to the Registrant’s Current Report on Form 8-K (File No. 1-31339) filed March 25, 2008).
4.19	Form of global note for 4.95% Senior Notes due 2013 (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K (File No. 1-31339) filed October 7, 2003).
4.20	Form of global note for 5.50% Senior Notes due 2016 (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K (File No. 1-31339) filed February 17, 2006).
4.21	Form of global note for 6.00% Senior Notes due 2018 (incorporated by reference to Exhibit 4.3 to the Registrant’s Current Report on Form 8-K (File No. 1-31339) filed March 25, 2008).
4.22	Form of global note for 9.625% Senior Notes due 2019 (incorporated by reference to Exhibit 4.2 to the Registrant’s Current Report on Form 8-K (File No. 1-31339) filed January 8, 2009).
4.23	Form of $500,000 global note for 6.50% Senior Notes due 2036 (incorporated by reference to Exhibit 4.2 to the Registrant’s Current Report on Form 8-K (File No. 1-31339) filed August 7, 2006).
4.24	Form of $100,000 global note for 6.50% Senior Notes due 2036 (incorporated by reference to Exhibit 4.3 to the Registrant’s Current Report on Form 8-K (File No. 1-31339) filed August 7, 2006).
4.25	Form of global note for 6.80% Senior Notes due 2037 (incorporated by reference to Exhibit 4.17 to the Registrant’s Registration Statement on Form S-4 (Registration No. 333-146695) filed November 8, 2007).
4.26	Form of global note for 7.00% Senior Notes due 2038 (incorporated by reference to Exhibit 4.4 to the Registrant’s Current Report on Form 8-K (File No. 1-31339) filed March 25, 2008).
4.27	Form of global note for 9.875% Senior Notes due 2039 (incorporated by reference to Exhibit 4.3 to the Registrant’s Current Report on Form 8-K (File No. 1-31339) filed January 8, 2009).
4.28	Amended and Restated Warrant Agreement, dated effective as of July 12, 2006, by and among Weatherford International Ltd., Weatherford International, Inc. and Shell Technology Ventures, Inc. (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K (File No. 1-31339) filed July 14, 2006).
4.29	Fifth Supplemental Indenture, dated as of February 26, 2009, among Weatherford International, Inc., a Delaware corporation, Weatherford International Ltd., a Bermuda exempted company, Weatherford International Ltd., a Swiss joint-stock corporation, and The Bank of New York, as successor trustee, to the Indenture dated as of May 17, 1996 (the “1996 Indenture”) (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K (File No. 1-34258) filed February 26, 2009).
4.30	Third Supplemental Indenture, dated as of February 26, 2009, among Weatherford International Ltd., a Bermuda exempted company, Weatherford International, Inc., Weatherford International Ltd., a Swiss joint-stock corporation, and Deutsche Bank Trust Company Americas, as trustee, to the Indenture dated as of October 1, 2003 (the “2003 Indenture”) (incorporated by reference to Exhibit 4.2 to the Registrant’s Current Report on Form 8-K (File No. 1-34258) filed February 26, 2009).
4.31	Second Supplemental Indenture, dated as of February 26, 2009, among Weatherford International, Inc., Weatherford International Ltd., a Bermuda exempted company, Weatherford International Ltd., a Swiss joint-stock corporation, and Deutsche Bank Trust Company Americas, as trustee, to the Indenture dated as of June 18, 2007 (the “2007 Indenture”) (incorporated by reference to Exhibit 4.3 to the Registrant’s Current Report on Form 8-K (File No. 1-34258) filed February 26, 2009).
4.32	Registration Rights Agreement, dated as of July 27, 2009 between Weatherford International Ltd. and Novy Investments Limited (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K (File No. 1-34258) filed July 27, 2009).
4.33	Registration Rights Agreement, dated as of September 16, 2009 between Weatherford International Ltd. and Integrity Energy International, LLC. (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K (File No. 1-34258) filed September 17, 2009).

Exhibit
Number		Description

4.34		Fourth Supplemental Indenture, dated September 23, 2010, among Weatherford International Ltd., a Bermuda exempted company, Weatherford International Ltd., a Swiss joint-stock corporation, Weatherford International, Inc. and Deutsche Bank Trust Company Americas (incorporated by reference to Exhibit 4.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2010 (File No. 1-34258) filed November 2, 2010).
4.35		Form of global note for 5.125% Senior Notes due 2020 (incorporated by reference to Exhibit 4.3 to the Registrant’s Current Report on Form 8-K (File No. 1-34258) filed September 22, 2010).
4.36		Form of global note for 6.750% Senior Notes due 2040 (incorporated by reference to Exhibit 4.4 to the Registrant’s Current Report on Form 8-K (File No. 1-34258) filed September 22, 2010).
4.37		Form of guarantee notation (incorporated by reference to Exhibit 4.5 to the Registrant’s Current Report on Form 8-K (File No. 1034258) filed September 22, 2010).
10.1		Issuing and Paying Agent Agreement, dated as of October 25, 2005, among Weatherford International Ltd., Weatherford International, Inc. and JPMorgan Chase Bank, National Association (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 1-31339) filed October 31, 2005).
10.2		Commercial Paper Dealer Agreement, dated as of October 25, 2005, among Weatherford International Ltd., Weatherford International, Inc. and JPMorgan Securities Inc. (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K (File No. 1-31339) filed October 31, 2005).
10.3		Commercial Paper Dealer Agreement, dated as of October 25, 2005, among Weatherford International Ltd., Weatherford International, Inc. and Goldman, Sachs & Co. (incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K (File No. 1-31339) filed October 31, 2005).
10.4		Commercial Paper Dealer Agreement, dated as of October 25, 2005, among Weatherford International Ltd., Weatherford International, Inc. and Merrill Lynch Money Markets Inc. (for notes with maturities up to 270 days) and Merrill Lynch, Pierce, Fenner & Smith Incorporated, (for notes with maturities over 270 days up to 397 days) (incorporated by reference to Exhibit 10.4 to the Registrant’s Current Report on Form 8-K (File No. 1-31339) filed October 31, 2005).
*10	.5	Weatherford International Ltd. Restricted Share Plan, including form of agreement for officers and non-officers (incorporated by reference to Exhibit 10.2 to Amendment No. 1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2004 on Form 10-Q/A (File No. 1-31339) filed September 15, 2004).
*10	.6	Trust under Weatherford International Ltd. Nonqualified Executive Retirement Plan dated March 23, 2004 (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2004 (File No. 1-31339) filed May 6, 2004).
*10	.7	Amended and Restated Non-Employee Director Stock Option Plan (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1995 (File No. 1-13086) filed August 12, 1995).
*10	.8	General Amendment of Employee Stock Option Programs of Weatherford International, Inc. dated May 9, 2003 (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003 (File No. 1-31339) filed August 14, 2003).
*10	.9	General Amendment of Director’s Stock Option Plans and Agreements dated May 9, 2003 (incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003 (File No. 1-31339) filed August 14, 2003).
*10	.10	Weatherford International, Inc. 1998 Employee Stock Option Plan, as amended, including form of agreement for officers (incorporated by reference to Exhibit 10.18 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2003 (File No. 1-13086) filed March 24, 2004).
*10	.11	Amendment to Stock Option Programs (incorporated by reference to Exhibit 4.19 to the Registrant’s Registration Statement on Form S-8 (Reg. No. 333-36598) filed May 19, 2000).
*10	.12	Indemnification Agreement, dated as of September 29, 2005, between Weatherford International Ltd. and Andrew P. Becnel (incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K (File No. 1-31339) filed October 5, 2005).

Exhibit
Number		Description

*10	.13	Indemnification Agreements with Robert K. Moses, Jr. (incorporated by reference to Exhibit 10.10 to Weatherford Enterra, Inc.’s Annual Report on Form 10-K for the year ended December 31, 1987 (File No. 1-7867)); and William E. Macaulay (incorporated by reference to Exhibit 10.2 to Weatherford Enterra, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1995 (File No. 1-7867)).
*10	.14	Indemnification Agreements with each of Bernard J. Duroc-Danner, Burt M. Martin, Stuart E. Ferguson, David J. Butters, Robert A. Rayne, Robert K. Moses, Jr., Robert B. Millard, and William E. Macaulay (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2002 (File No. 1-13086) filed November 13, 2002).
*10	.15	Form of Stock Option Agreement for Non-Employee Directors dated September 8, 1998 (incorporated by reference to Exhibit 10.23 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1998 (File No. 1-13086) filed March 31, 1999).
*10	.16	Form of Amendment to Stock Option Agreements dated September 8, 1998 for Non-Employee Directors (incorporated by reference to Exhibit 4.17 to the Registration Statement on Form S-8 (Reg. No. 333-36598) filed May 9, 2000).
*10	.17	Form of Stock Option Agreement for Non-employee Directors dated July 5, 2000 (incorporated by reference to Exhibit 4.16 to the Registration Statement on Form S-8 (Reg. No. 333-48322) filed October 20, 2000).
*10	.18	Form of Stock Option Agreement for Non-employee Directors dated September 26, 2001 (incorporated by reference to Exhibit 4.19 to the Registration Statement on Form S-8 (Reg. No. 333-81678) filed January 30, 2002).
*10	.19	Assumption and General Amendment of Directors’ Stock Option and Benefit Programs and General Amendment of Employee Stock Option and Benefit Programs of Weatherford International, Inc. dated June 26, 2002 (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002 (File No. 1-13086) filed August 14, 2002).
*10	.20	Indemnification Agreement dated October 27, 2006, between Weatherford International Ltd. and Jessica Abarca (incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K (File No. 1-31339) filed October 27, 2006).
*10	.21	Form of Restricted Share Unit Award Agreement for Officers pursuant to Weatherford International Ltd. 2006 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.45 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2006 (File No. 1-31339) filed February 23, 2007).
*10	.22	Form of Stock Option Award Agreement for Officers pursuant to Weatherford International Ltd. 2006 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.46 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2006 (File No. 1-31339) filed February 23, 2007).
*10	.23	Form of Restricted Share Award Agreement for Non-employee Directors pursuant to Weatherford International Ltd. 2006 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.47 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2006 (File No. 1-31339) filed February 23, 2007).
*10	.24	Form of Restricted Share Award Agreement for Officers pursuant to Weatherford International Ltd. 2006 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.48 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2006 (File No. 1-31339) filed February 23, 2007).
*10	.25	Form of Stock Option Award Agreement for Non-Employee Directors pursuant to Weatherford International Ltd. 2006 Omnibus Plan (incorporated by reference to Exhibit 10.49 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2006 (File No. 1-31339) filed February 23, 2007).
*10	.26	Indemnification Agreement, dated as of June 11, 2007, between Weatherford International Ltd. and Keith R. Morley (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K (File No. 1-31339) filed June 11, 2007).

Exhibit
Number		Description

*10	.27	Amended and Restated Employment Agreements dated December 31, 2008, between Weatherford International Ltd. and each of Jessica Abarca, Andrew P. Becnel, M. David Colley, Bernard J. Duroc-Danner, Stuart E. Ferguson, Burt M. Martin and Keith R. Morley (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 1-31339) filed December 31, 2008).
*10	.28	Employment Agreements effective as of January 1, 2009, between Weatherford International, Inc. and each of Jessica Abarca, Andrew P. Becnel, M. David Colley, Bernard J. Duroc-Danner, Stuart E. Ferguson, Burt M. Martin and Keith R. Morley (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K (File No. 1-31339) filed December 31, 2008).
*10	.29	Weatherford International, Inc. Executive Deferred Compensation Stock Ownership Plan, as amended and restated as of December 31, 2008 (incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K (File No. 1-31339) filed December 31, 2008).
*10	.30	Weatherford International, Inc. Foreign Executive Deferred Compensation Stock Plan, as amended and restated as of December 31, 2008 (incorporated by reference to Exhibit 10.4 to the Registrant’s Current Report on Form 8-K (File No. 1-31339) filed December 31, 2008).
*10	.31	Weatherford International Ltd. Non-Employee Director Deferred Compensation, as amended and restated as of December 31, 2008 (incorporated by reference to Exhibit 10.5 to the Registrant’s Current Report on Form 8-K (File No. 1-31339) filed December 31, 2008).
*10	.32	Weatherford International Ltd. Non-Employee Director Retirement Plan, as amended and restated as of December 31, 2008 (incorporated by reference to Exhibit 10.6 to the Registrant’s Current Report on Form 8-K (File No. 1-31339) filed December 31, 2008).
*10	.33	Weatherford Management Incentive Plan, including Form of Award Letter, as amended and restated as of December 31, 2008 (incorporated by reference to Exhibit 10.7 to the Registrant’s Current Report on Form 8-K (File No. 1-31339) filed December 31, 2008).
*10	.34	Amended and Restated Weatherford International Ltd. Nonqualified Executive Retirement Plan (incorporated by reference to Exhibit 10.8 to the Registrant’s Current Report on Form 8-K (File No. 1-31339) filed December 31, 2008).
*10	.35	Weatherford International, Inc. Supplemental Retirement Plan (incorporated by reference to Exhibit 10.9 to the Registrant’s Current Report on Form 8-K (File No. 1-31339) filed December 31, 2008).
*10	.36	Weatherford International Ltd. 2006 Omnibus Incentive Plan, as amended (incorporated by reference to Exhibit 10.10 to the Registrant’s Current Report on Form 8-K (File No. 1-31339) filed December 31, 2008).
*10	.37	Amendment to Weatherford International, Inc. 1998 Employee Stock Option Plan (incorporated by reference to Exhibit 10.11 to the Registrant’s Current Report on Form 8-K (File No. 1-31339) filed December 31, 2008).
*10	.38	Amendment to Weatherford International Ltd. Non-Employee Director Stock Option Agreements (incorporated by reference to Exhibit 10.12 to the Registrant’s Current Report on Form 8-K (File No. 1-31339) filed December 31, 2008).
*10	.39	Amended and Restated Employment Agreement, dated December 31, 2008, between Weatherford International Ltd. and Carel W. Hoyer (incorporated by reference to Exhibit 10.39 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2008 (File No. 1-31339) filed February 24, 2009).
*10	.40	Employment Agreement, dated February 2, 2009, between Weatherford International, Inc. and Carel W. Hoyer (incorporated by reference to Exhibit 10.40 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2008 (File No. 1-31339) filed February 24, 2009).
*10	.41	Indemnification Agreement, dated as of February 9, 2009, between Weatherford International Ltd. and Carel W. Hoyer (incorporated by reference to Exhibit 10.41 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2008 (File No. 1-31339) filed February 24, 2009).

Exhibit
Number		Description

*10	.42	Indemnification Agreement, dated as of February 9, 2009, between Weatherford International, Inc. and Carel W. Hoyer (incorporated by reference to Exhibit 10.42 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2008 (File No. 1-31339) filed February 24, 2009).
*10	.43	Amended and Restated Employment Agreement, dated December 31, 2008, between Weatherford International Ltd. and James M. Hudgins (incorporated by reference to Exhibit 10.43 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2008 (File No. 1-31339) filed February 24, 2009).
*10	.44	Employment Agreement, dated February 9, 2009, between Weatherford International, Inc. and James M. Hudgins (incorporated by reference to Exhibit 10.44 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2008 (File No. 1-31339) filed February 24, 2009).
*10	.45	Indemnification Agreement, dated as of September 4, 2002, between Weatherford International Ltd. and James M. Hudgins (incorporated by reference to Exhibit 10.45 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2008 (File No. 1-31339) filed February 24, 2009).
*10	.46	Indemnification Agreement, dated as of September 4, 2002, between Weatherford International, Inc. and James M. Hudgins (incorporated by reference to Exhibit 10.46 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2008 (File No. 1-31339) filed February 24, 2009).
10.47		Warrant Assignment and Assumption Agreement, dated February 26, 2009, between Weatherford International Ltd., a Bermuda exempted company, and Weatherford International Ltd., a Swiss joint-stock corporation (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 1-34258) filed February 26, 2009).
10.48		Guaranty Agreement, dated as of February 26, 2009, by Weatherford International Ltd., a Swiss joint-stock corporation, in favor of the lenders and certain other parties under the Second Amended and Restated Credit Agreement dated as of May 2, 2006, among Weatherford International Ltd., a Bermuda exempted company, Weatherford International, Inc., Weatherford Liquidity Management Hungary Limited Liability Company, JPMorgan Chase Bank, as administrative agent, and the other Lenders party thereto (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K (File No. 1-34258) filed February 26, 2009).
10.49		Guaranty Agreement, dated as of February 26, 2009, by Weatherford International Ltd., a Swiss joint-stock corporation, in favor of the lenders and certain other parties under the Credit Agreement dated as of March 19, 2008, among Weatherford International Ltd., a Bermuda exempted company, Weatherford International, Inc., Deutsche Bank AG Cayman Islands Branch, as administrative agent, and the other Lenders party thereto (incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K (File No. 1-34258) filed February 26, 2009).
10.50		Guaranty Agreement, dated as of February 26, 2009, by Weatherford International Ltd., a Swiss joint-stock corporation, in favor of the lenders and certain other parties under the Credit Agreement dated as of October 20, 2008, among Weatherford International Ltd., a Bermuda exempted company, Weatherford International, Inc., UBS AG, Stamford Branc, as administrative agent, and the other Lenders party thereto (incorporated by reference to Exhibit 10.4 to the Registrant’s Current Report on Form 8-K (File No. 1-34258) filed February 26, 2009).
10.51		Assumption and General Amendment Agreement, dated February 25, 2009, between Weatherford International Ltd., a Bermuda exempted company, and Weatherford International Ltd., a Swiss joint-stock corporation (incorporated by reference to Exhibit 10.5 to the Registrant’s Current Report on Form 8-K (File No. 1-34258) filed February 26, 2009).
10.52		Form of Indemnification Agreement of Weatherford International Ltd., a Swiss joint-stock corporation, for use with directors and executive officers (incorporated by reference to Exhibit 10.6 to the Registrant’s Current Report on Form 8-K (File No. 1-34258) filed February 26, 2009).
*10	.53	Employment Agreement, dated as of June 8, 2009, between Weatherford International Ltd. and Joseph C. Henry (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 1-34258) filed June 9, 2009).
*10	.54	Employment Agreement, dated as of June 8, 2009, between Weatherford International, Inc. and Joseph C. Henry (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K (File No. 1-34258) filed June 9, 2009).

Exhibit
Number		Description

*10	.55	Indemnification Agreement, dated as of February 26, 2009, between Weatherford International Ltd. and Joseph C. Henry (incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K (File No. 1-34258) filed June 9, 2009).
*10	.56	Employment Agreement, dated as of March 30, 2009, between Weatherford International Ltd. and William B. Jacobson (incorporated by reference to Exhibit 10.4 to the Registrant’s Current Report on Form 8-K (File No. 1-34258) filed June 9, 2009).
*10	.57	Employment Agreement, dated as of March 30, 2009, between Weatherford International, Inc. and William B. Jacobson (incorporated by reference to Exhibit 10.5 to the Registrant’s Current Report on Form 8-K (File No. 1-34258) filed June 9, 2009).
*10	.58	Indemnification Agreement, dated as of March 30, 2009 between Weatherford International Ltd. and William B. Jacobson (incorporated by reference to Exhibit 10.6 to the Registrant’s Current Report on Form 8-K (File No. 1-34258) filed June 9, 2009).
*10	.59	Employment Agreement, dated as of July 21, 2009, between Weatherford International Ltd. and Peter T. Fontana (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 1-34258) filed July 22, 2009).
*10	.60	Employment Agreement, dated as of July 21, 2009, between Weatherford International, Inc. and Peter T. Fontana (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K (File No. 1-34258) filed July 22, 2009).
*10	.61	Indemnification Agreement, dated as of July 21, 2009, between Weatherford International Ltd. and Peter T. Fontana (incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K (File No. 1-34258) filed July 22, 2009).
*10	.62	Form of Employment Agreement, between Weatherford International Ltd. and each of Jessica Abarca, Andrew P. Becnel, M. David Colley, Stuart E. Ferguson, and Keith R. Morley (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 1-34258) filed December 31, 2009).
*10	.63	Supplemental Executive Retirement Plan effective as of January 1, 2010, between Weatherford International Ltd. and each of Jessica Abarca, Andrew P. Becnel, M. David Colley, Bernard J. Duroc-Danner, Stuart E. Ferguson and Keith R. Morley (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K (File No. 1-34258) filed December 31, 2009).
*10	.64	First amendment to the Weatherford International Ltd., Supplemental Executive Retirement Plan, effective March 31, 2010 (incorporated by reference to Exhibit 10.1 to the Registrant’s Current report on Form 8-K (File No. 1-34258) filed March 23, 2010).
*10	.65	Weatherford International Ltd. Performance Unit Award Agreement, (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K (File No. 1-34258) filed March 23, 2010).
*10	.66	Second amendment to the Weatherford International Ltd. Supplemental Executive Retirement Plan, effective April 8, 2010 (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 1-34258) filed April 9, 2010).
*10	.67	Form of amended and restated Employment Agreement, between Weatherford International Ltd. and each of Bernard J. Duroc-Danner, Peter T. Fontana, Nicholas W. Gee, Joseph C. Henry, Carel W. J. Hoyer, James M. Hudgins and William B. Jacobson (incorporated by reference to the Registrant’s Current Report on Form 8-K (File No. 1-34258) filed April 13, 2010).
*10	.68	Form of Performance Unit Award Agreement pursuant to Weatherford International Ltd. 2010 Omnibus Incentive Plan (incorporated by references to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2010 (File No. 1-34258) filed August 3, 2010).
*10	.69	Employment Agreement, dated September 14, 2010, between Andrew P. Becnel and Weatherford International Ltd. (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 1-34258) filed September 15, 2010).

Exhibit
Number		Description

10.70		Credit Agreement, dated as of October 15, 2010, among Weatherford International Ltd., a Bermuda exempted company, Weatherford International Ltd., a Swiss joint-stock corporation, and other Borrowers party thereto, and Wells Fargo Bank, National Association, as a Swingline Lender, JP Morgan Chase Bank, N.A., as Administrative Agent and a Swingline Lender and the other parties thereto (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 1-34258) filed October 19, 2010).
10.71		Guarantee Agreement, dated October 15, 2010 among Weatherford International Ltd., Weatherford International, Inc. and JP Morgan Chase Bank, N.A. as administrative agent (incorporated by reference to Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2010 (File No. 1-34258) filed November 2, 2010).
*10	.72	Weatherford International Ltd. 2010 Omnibus incentive Plan (incorporated by reference to Annex C of the Registrant’s Proxy Statement (File No. 1-34258) filed May 13, 2010).
*10	.73	Form of Performance Unit Award Agreement for use under the Weatherford International Ltd. 2010 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 1-34258) filed February 22, 2011).
*10	.74	Form of Restricted Share Unit Award Agreement for use under the Weatherford International Ltd. 2010 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.2 to the Registrant’s Current report on Form 8-K (File No. 1-34258) filed February 22, 2011).
*10	.75	Form of Restricted Share Unit Award Agreement (U.K. version) for use under the Weatherford International Ltd. 2010 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K (File No. 1-34258) filed February 22, 2011).
*10	.76	Form of Restricted Share Award Agreement for use under the Weatherford International Ltd. 2006 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.4 to the Registrant’s Current Report on Form 8-K (File No. 1-34258) filed February 22, 2011).
*10	.77	Weatherford International Ltd. Non-Equity Incentive Compensation Plan (incorporated by reference to Exhibit 10.5 to the Registrant’s Current Report on Form 8-K (File No. 1-34258) filed February 22, 2011).
†21	.1	Subsidiaries of Weatherford International, Ltd.
†23	.1	Consent of Ernst & Young LLP.
†31	.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
†31	.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
**†32	.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
**†32	.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Management contract or compensatory plan or arrangement.

**	Furnished with this Form 10-K

†	Filed herewith.

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

We will furnish to any requesting shareholder a copy of any of the above named exhibits upon the payment of our reasonable expenses of obtaining, duplicating and mailing the requested exhibits. All requests for copies of exhibits should be made in writing to our U.S. Investor Relations Department at 515 Post Oak Blvd., Houston, TX 77027.

(c) Financial Statement Schedules

1. Valuation and qualifying accounts and allowances.

SCHEDULE II
WEATHERFORD INTERNATIONAL LTD. AND SUBSIDIARIES

VALUATION AND QUALIFYING ACCOUNTS AND ALLOWANCES
FOR THE THREE YEARS ENDED DECEMBER 31, 2010

		Additions
	Balance at	Charged to			Balance at
	Beginning	Costs and			End of
Description	of Period	Expenses	Collections	Deductions	Period
	(In thousands)

Year Ended December 31, 2010:
Allowance for uncollectible accounts receivable	$20,466	$56,803	$213	$(18,726)	$58,756
Year Ended December 31, 2009:
Allowance for uncollectible accounts receivable	16,425	11,328	28	(7,315)	20,466
Year Ended December 31, 2008:
Allowance for uncollectible accounts receivable	13,760	5,970	4,975	(8,280)	16,425

All other schedules are omitted because they are not required or because the information is included in the financial statements or the related notes.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Houston, State of Texas, on March 8, 2011.

WEATHERFORD INTERNATIONAL LTD.

By:	/s/ Bernard J. Duroc-Danner
Bernard J. Duroc-Danner
President, Chief Executive Officer,
Chairman of the Board and Director
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signatures	Title	Date

/s/ Bernard J. Duroc-Danner Bernard J. Duroc-Danner	President, Chief Executive Officer, Chairman of the Board and Director (Principal Executive Officer)	March 8, 2011

/s/ Andrew P. Becnel Andrew P. Becnel	Senior Vice President and Chief Financial Officer (Principal Financial Officer)	March 8, 2011

/s/ Charles E. Geer, Jr. Charles E. Geer, Jr.	Vice President — Financial Reporting (Principal Accounting Officer)	March 8, 2011

/s/ Samuel Bodman Samuel Bodman	Director	March 8, 2011

/s/ Nicholas F. Brady Nicholas F. Brady	Director	March 8, 2011

/s/ David J. Butters David J. Butters	Director	March 8, 2011

/s/ Emyr Jones Parry Emyr Jones Parry	Director	March 8, 2011

/s/ William E. Macaulay William E. Macaulay	Director	March 8, 2011

/s/ Robert B. Millard Robert B. Millard	Director	March 8, 2011

Signatures	Title	Date

/s/ Robert K. Moses, Jr. Robert K. Moses, Jr.	Director	March 8, 2011

/s/ Guillermo Ortiz Guillermo Ortiz	Director	March 8, 2011

/s/ Robert A. Rayne Robert A. Rayne	Director	March 8, 2011