Form 10-Q/A
period 2010-03-31
Weatherford International Ltd./Switzerland
filed 2011-04-14
CIK 1453090

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q/A
(AMENDMENT NO. 1)

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:
As of April 23, 2010, there were 740,659,690 shares of Weatherford registered shares, 1.16 Swiss francs par value per share, outstanding.

PART I. FINANCIAL INFORMATION	3
ITEM 1. FINANCIAL STATEMENTS	3
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	32
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK	43
ITEM 4. CONTROLS AND PROCEDURES	45
PART II. OTHER INFORMATION	46
ITEM 1. LEGAL PROCEEDINGS	46
ITEM 1A. RISK FACTORS	46
ITEM 2. UNREGISTERED SALES OF EQUITY IN SECURITIES AND USE OF PROCEEDS	53
ITEM 6. EXHIBITS	54
SIGNATURES	55
EX-31.1
EX-31.2
EX-32.1
EX-32.2
EX-101 INSTANCE DOCUMENT
EX-101 SCHEMA DOCUMENT
EX-101 CALCULATION LINKBASE DOCUMENT
EX-101 LABELS LINKBASE DOCUMENT
EX-101 PRESENTATION LINKBASE DOCUMENT
EXPLANATORY NOTE
     Weatherford International Ltd. (the “Company”) is filing this Amendment No. 1 to its Quarterly Report on Form 10-Q for the quarter ended March 31, 2010, which was originally filed on May 3, 2010 (the “Form 10-Q”), to restate financial information for the three months ended March 31, 2010 and 2009 due to errors in the Company’s accounting for income taxes. The Company’s management identified a related material weakness with respect to its internal control over financial reporting for income taxes. Disclosures related to these matters are included in Part I, Item 4, under “Evaluation of Disclosure Controls and Procedures,” which describes the material weakness and management’s conclusion that our internal control over financial reporting for income taxes was not effective as of March 31, 2010. In addition, further details on the adjustments are included in Part I, Item 1. Financial Statements, under “Note 2. Restatement of Condensed Consolidated Financial Statements”.
     For convenience of the reader, this Amendment No. 1 sets forth the Form 10-Q in its entirety, as modified and superseded where necessary to reflect the restatement. The following items have been amended principally as a result of, and to reflect, the restatement:
•	Part I – Item 1. Financial Statements;
•	Part I – Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations;
•	Part I – Item 4. Controls and Procedures;
•	Part II – Item 1A. Risk Factors; and
•	Part II – Item 6. Exhibits
     This Amendment No. 1 amends only the portions of the Form 10-Q listed in the sections noted above. The Risk Factors, Forward-Looking Statements and our Disputes, Litigation and Contingencies financial statement footnote included within this document have been updated consistent with the disclosures contained in the Form 10-K for the year ended December 31, 2010, originally filed March 8, 2011 and subsequently amended on March 11, 2011 and April 14, 2011. The remainder of the Form 10-Q is substantially unchanged, but is reproduced in this Amendment No. 1 for convenience. With the exception of the updated Risk Factors, Forward-Looking Statements and the Disputes, Litigation and Contingencies financial statement footnote, this Amendment No. 1 does not reflect events occurring after the original filing date of the Form 10-Q other than those associated with the restatement.

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
WEATHERFORD INTERNATIONAL LTD. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except par value)

	March 31,	December 31,
	2010	2009
	(Restated)	(Restated)
	(unaudited)
ASSETS
Current Assets:
Cash and Cash Equivalents	$207,099	$252,519
Accounts Receivable, Net of Allowance for Uncollectible Accounts of $21,847 and $20,466, Respectively	2,654,568	2,510,948
Inventories	2,315,337	2,238,294
Current Deferred Tax Assets	258,790	259,077
Other Current Assets	665,541	721,115

Total Current Assets	6,101,335	5,981,953

Property, Plant and Equipment, Net of Accumulated Depreciation of $3,604,422 and $3,440,448, Respectively	6,881,544	6,989,379
Goodwill	4,141,362	4,156,105
Other Intangible Assets, Net of Accumulated Amortization of $380,164 and $359,052, Respectively	754,828	772,786
Equity Investments	533,248	533,138
Other Assets	313,459	263,329

Total Assets	$18,725,776	$18,696,690

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Short-term Borrowings and Current Portion of Long-term Debt	$991,440	$869,581
Accounts Payable	1,121,175	1,002,359
Income Tax Payable	171,586	201,647
Other Current Liabilities	836,647	927,113

Total Current Liabilities	3,120,848	3,000,700
Long-term Debt	5,844,610	5,847,258
Other Liabilities	372,873	410,359

Total Liabilities	9,338,331	9,258,317

Shareholders’ Equity:
Shares, CHF 1.16 Par Value, Authorized 1,093,303 Shares, Conditionally Authorized 364,434 Shares, Issued 758,447 Shares at March 31, 2010 and at December 31, 2009	761,077	761,077
Capital in Excess of Par Value	4,640,579	4,642,800
Treasury Shares, Net	(573,847)	(616,048)
Retained Earnings	4,388,413	4,456,770
Accumulated Other Comprehensive Income	94,260	114,742

Weatherford Shareholders’ Equity	9,310,482	9,359,341
Noncontrolling Interests	76,963	79,032

Total Shareholders’ Equity	9,387,445	9,438,373

Total Liabilities and Shareholders’ Equity	$18,725,776	$18,696,690

The accompanying notes are an integral part of these condensed consolidated financial statements.

WEATHERFORD INTERNATIONAL LTD. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(UNAUDITED)
(In thousands, except per share amounts)

	Three Months
	Ended March 31,
	2010	2009
	(Restated)	(Restated)
Revenues:
Products	$781,056	$742,900
Services	1,550,011	1,511,731

	2,331,067	2,254,631
Costs and Expenses:
Cost of Products	573,797	567,256
Cost of Services	1,178,663	971,356
Research and Development	48,857	49,021
Selling, General and Administrative Attributable to Segments	337,936	309,081
Corporate General and Administrative	84,253	52,631

	2,223,506	1,949,345

Operating Income	107,561	305,286

Other Expense:
Interest Expense, Net	(95,339)	(91,063)
Devaluation of Venezuelan Bolivar	(63,859)	—
Other, Net	(9,218)	(13,539)

Income (Loss) Before Income Taxes	(60,855)	200,684
Provision for Income Taxes	(3,467)	(63,818)

Net Income (Loss)	(64,322)	136,866
Net Income Attributable to Noncontrolling Interests	(4,035)	(8,858)

Net Income (Loss) Attributable to Weatherford	$(68,357)	$128,008

Earnings (Loss) Per Share Attributable to Weatherford:
Basic	$(0.09)	$0.18
Diluted	$(0.09)	$0.18
Weighted Average Shares Outstanding:
Basic	737,865	698,327
Diluted	737,865	702,636
The accompanying notes are an integral part of these condensed consolidated financial statements.

WEATHERFORD INTERNATIONAL LTD. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(In thousands)

	Three Months
	Ended March 31,
	2010	2009
	(Restated)	(Restated)
Cash Flows from Operating Activities:
Net Income (Loss)	$(64,322)	$136,866
Adjustments to Reconcile Net Income to Net Cash Provided by Operating Activities:
Depreciation and Amortization	249,705	201,394
Employee Share-Based Compensation Expense	22,974	26,429
Deferred Income Tax Benefit	(91,651)	(27,593)
Devaluation of Venezuelan Bolivar	63,859	—
Supplemental Executive Retirement Plan	38,021	—
Revaluation of Contingent Consideration	11,010	—
Other, Net	7,646	4,486
Change in Operating Assets and Liabilities, Net of Effect of Businesses Acquired
Accounts Receivable	(211,917)	154,317
Inventories	(99,094)	(148,214)
Accounts Payable	128,522	53,453
Other	(49,797)	(234,480)

Net Cash Provided by Operating Activities	4,956	166,658

Cash Flows from Investing Activities:
Capital Expenditures for Property, Plant and Equipment	(231,087)	(583,719)
Acquisitions of Businesses, Net of Cash Acquired	(46,579)	(7,094)
Acquisition of Intellectual Property	(6,072)	(10,196)
Acquisition of Equity Investments in Unconsolidated Affiliates	—	(26,509)
Proceeds from Sale of Assets and Businesses, Net	87,790	30,616
Other Investing Activities	41,840	—

Net Cash Used by Investing Activities	(154,108)	(596,902)

Cash Flows from Financing Activities:
Borrowings (Repayments) of Short-term Debt, Net	122,746	(873,938)
Borrowings (Repayments) of Long-term Debt, Net	(2,113)	1,231,209
Other Financing Activities, Net	3,227	(3,883)

Net Cash Provided by Financing Activities	123,860	353,388

Effect of Exchange Rate Changes on Cash and Cash Equivalents	(20,128)	174

Net Decrease in Cash and Cash Equivalents	(45,420)	(76,682)
Cash and Cash Equivalents at Beginning of Period	252,519	238,398

Cash and Cash Equivalents at End of Period	$207,099	$161,716

Supplemental Cash Flow Information:
Interest Paid	$139,597	$98,725
Income Taxes Paid, Net of Refunds	90,735	128,632
The accompanying notes are an integral part of these condensed consolidated financial statements.

WEATHERFORD INTERNATIONAL LTD. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(UNAUDITED)
(In thousands)

	Three Months
	Ended March 31,
	2010	2009
	(Restated)	(Restated)

Net Income (Loss)	$(64,322)	$136,866
Other Comprehensive Income:
Curtailment of Supplemental Executive Retirement Plan	45,237	—
Amortization of Pension Components	1,513	1,180
Foreign Currency Translation Adjustment	(67,387)	(50,060)
Other	155	151

Comprehensive Income (Loss)	(84,804)	88,137
Comprehensive Income Attributable to Noncontrolling Interests	(4,035)	(8,737)

Comprehensive Income (Loss) Attributable to Weatherford	$(88,839)	$79,400

The accompanying notes are an integral part of these condensed consolidated financial statements.

WEATHERFORD INTERNATIONAL LTD. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
1. General
     The accompanying unaudited condensed consolidated financial statements of Weatherford International Ltd. and all majority-owned subsidiaries (the “Company”) are prepared in accordance with U.S. generally accepted accounting principles and include all adjustments of a normal recurring nature which, in the opinion of management, are necessary to present fairly our Condensed Consolidated Balance Sheet at March 31, 2010, Condensed Consolidated Statements of Income, Condensed Consolidated Statements of Comprehensive Income and Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2010 and 2009. Although we believe the disclosures in these financial statements are adequate to make the restated interim information presented not misleading, certain information relating to our organization and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles have been condensed or omitted in this Form 10-Q/A pursuant to U.S. Securities and Exchange Commission (“SEC”) rules and regulations. These financial statements should be read in conjunction with the consolidated financial statements for the year ended December 31, 2009 as restated and presented in our Annual Report on Form 10-K for the year ended December 31, 2010. The restated results of operations for the three months ended March 31, 2010 are not necessarily indicative of the results expected for the full year.
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

WEATHERFORD INTERNATIONAL LTD. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
2. Restatement of Condensed Consolidated Financial Statements
     We identified a material weakness in our internal controls over the accounting for income taxes in 2010 that resulted in the identification of certain errors in our income tax accounts. The correction of these errors resulted in restatements of our previously reported financial statements as of and for the years ended December 31, 2009 and 2008, including beginning retained earnings in 2008, and our condensed consolidated financial statements for each of the quarters within 2009 and 2010. The restated annual results for 2008 and 2009 were included in our 2010 Annual Report on Form 10-K. In addition, we have amended this Quarterly Report on Form 10-Q to restate results as of March 31, 2010 and for the three month periods ended March 31, 2010 and 2009.
     The most significant adjustment for the errors identified relates to the correction of our accounting for the income tax consequences of certain intercompany transactions that were inappropriately tax-effected over multiple years. This error resulted in the understatement of income tax expense by $13 million and $32 million for the three months ended March 31, 2010 and 2009, respectively. We also recorded other adjustments to our tax provision to correct for certain errors and items recorded in the improper period. These adjustments were not recorded previously as we concluded that they were not material to the respective periods. These other adjustments resulted in an increase to our tax provision during the three months ended March 31, 2010 of $6 million, which is primarily comprised of minimum tax in Mexico. Our tax provision was reduced by less than $1 million during the three months ended March 31, 2009 for these other tax adjustments.
     In addition, we recorded other adjustments to correct for previously identified immaterial errors affecting operating income that were recorded in improper periods. These adjustments were not recorded previously as we concluded that these adjustments were not material to the respective periods. During the three months ended March 31, 2010 and 2009, operating income was reduced by $9 million and $5 million, respectively. The impact of these adjustments on operating cash flows was less than $1 million for the three months ended March, 31, 2010 and 2009.
     The following tables summarize the impact of these adjustments on our previously reported results filed on our Quarterly Report on Form 10-Q for the three months ended March 31, 2010 and 2009.

WEATHERFORD INTERNATIONAL LTD. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
     The effects of the restatements on our condensed consolidated income statement for the quarter ended March 31, 2010 follows:

	Three Months Ended March 31, 2010
	Previously
	Reported	Adjustments	Restated
	(In thousands, except per share amounts)
Revenues:
Products	$781,056	$—	$781,056
Services	1,557,192	(7,181)	1,550,011

	2,338,248	(7,181)	2,331,067
Costs and Expenses:
Cost of Products	573,797	—	573,797
Cost of Services	1,175,523	3,140	1,178,663
Research and Development	48,857	—	48,857
Selling, General and Administrative Attributable to Segments	336,845	1,091	337,936
Corporate General and Administrative	86,315	(2,062)	84,253

	2,221,337	2,169	2,223,506

Operating Income	116,911	(9,350)	107,561

Other Expense:
Interest Expense, Net	(95,339)	—	(95,339)
Devaluation of Venezuelan Bolivar	(63,859)	—	(63,859)
Other, Net	(9,218)	—	(9,218)

Income (Loss) Before Income Taxes	(51,505)	(9,350)	(60,855)
(Provision) Benefit for Income Taxes	15,531	(18,998)	(3,467)

Net Income (Loss)	(35,974)	(28,348)	(64,322)
Net Income Attributable to Noncontrolling Interests	(4,035)	—	(4,035)

Net Income (Loss) Attributable to Weatherford	$(40,009)	$(28,348)	$(68,357)

Earnings (Loss) Per Share Attributable to Weatherford:
Basic	$(0.05)	$(0.04)	$(0.09)
Diluted	$(0.05)	$(0.04)	$(0.09)

Weighted Average Shares Outstanding:
Basic	737,865	—	737,865
Diluted	737,865	—	737,865

WEATHERFORD INTERNATIONAL LTD. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
The effects of the restatements on our condensed consolidated income statement for the quarter ended March 31, 2009 follows:

	Three Months Ended March 31, 2009
	Previously
	Reported	Adjustments	Restated
	(In thousands, except per share amounts)
Revenues:
Products	$742,900	$—	$742,900
Services	1,513,241	(1,510)	1,511,731

	2,256,141	(1,510)	2,254,631
Costs and Expenses:
Cost of Products	569,056	(1,800)	567,256
Cost of Services	965,464	5,892	971,356
Research and Development	49,021	—	49,021
Selling, General and Administrative Attributable to Segments	308,744	337	309,081
Corporate General and Administrative	53,131	(500)	52,631

	1,945,416	3,929	1,949,345

Operating Income	310,725	(5,439)	305,286

Other Expense:
Interest Expense, Net	(91,063)	—	(91,063)
Other, Net	(13,539)	—	(13,539)

Income Before Income Taxes	206,123	(5,439)	200,684
Provision for Income Taxes	(32,463)	(31,355)	(63,818)

Net Income	173,660	(36,794)	136,866
Net Income Attributable to Noncontrolling Interests	(8,858)	—	(8,858)

Net Income Attributable to Weatherford	$164,802	$(36,794)	$128,008

Earnings Per Share Attributable to Weatherford:
Basic	$0.24	$(0.06)	$0.18
Diluted	$0.23	$(0.05)	$0.18

Weighted Average Shares Outstanding:
Basic	698,327	—	698,327
Diluted	702,636	—	702,636

WEATHERFORD INTERNATIONAL LTD. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
     The effects of the restatements on our consolidated balance sheet at March 31, 2010 follows:

	March 31, 2010
	Previously
	Reported	Adjustments	Restated
	(In thousands)
Current Assets:
Cash and Cash Equivalents	$207,099	$—	$207,099
Accounts Receivable	2,655,677	(1,109)	2,654,568
Inventories	2,316,155	(818)	2,315,337
Current Deferred Tax Assets	258,790	—	258,790
Other Current Assets	889,984	(224,443)	665,541

Total Current Assets	6,327,705	(226,370)	6,101,335

Property, Plant and Equipment at Cost	10,485,966	—	10,485,966
Less Accumulated Depreciation	3,602,222	2,200	3,604,422

	6,883,744	(2,200)	6,881,544

Goodwill	4,141,362	—	4,141,362
Other Intangible Assets	761,716	(6,888)	754,828
Equity Investments	538,621	(5,373)	533,248
Other Assets	304,611	8,848	313,459

Total Assets	$18,957,759	$(231,983)	$18,725,776

Current Liabilities:
Short-term Borrowings and Current Portion of Long-term Debt	$991,440	$—	$991,440
Accounts Payable	1,121,175	—	1,121,175
Income Taxes Payable	11,016	160,570	171,586
Other Current Liabilities	829,847	6,800	836,647

Total Current Liabilities	2,953,478	167,370	3,120,848

Long-term Debt	5,844,610	—	5,844,610
Other Liabilities	383,547	(10,674)	372,873

Total Liabilities	9,181,635	156,696	9,338,331

Shareholders’ Equity:
Shares	761,077	—	761,077
Capital in Excess of Par Value	4,640,579	—	4,640,579
Treasury Shares, at Cost	(573,847)	—	(573,847)
Retained Earnings	4,777,092	(388,679)	4,388,413
Accumulated Other Comprehensive Income	94,260	—	94,260

Weatherford Shareholders’ Equity	9,699,161	(388,679)	9,310,482
Noncontrolling Interests	76,963	—	76,963

Total Shareholders’ Equity	9,776,124	(388,679)	9,387,445

Total Liabilities and Shareholders’ Equity	$18,957,759	$(231,983)	$18,725,776

WEATHERFORD INTERNATIONAL LTD. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
     The effects of the restatements on our condensed consolidated cash flow for the quarter ended March 31, 2010 follows:

	Three Months March 31, 2010
	Previously
	Reported	Adjustments	Restated
	(In thousands)
Cash Flows From Operating Activities:
Net Income (Loss)	$(35,974)	$(28,348)	$(64,322)
Adjustments to Reconcile Net Income to Net Cash Provided by Operating Activities:
Depreciation and Amortization	249,392	313	249,705
Employee Share-Based Compensation Expense	22,974	—	22,974
Deferred Income Tax Benefit	(93,623)	1,972	(91,651)
Devaluation of Venezuelan Bolivar	63,859	—	63,859
Supplemental Executive Retirement Plan	38,021	—	38,021
Revaluation of Contingent Consideration	7,810	3,200	11,010
Other, Net	14,646	(7,000)	7,646
Change in Operating Assets and Liabilities, Net of Effect of Businesses Acquired:
Accounts Receivable	(219,098)	7,181	(211,917)
Inventories	(98,444)	(650)	(99,094)
Accounts Payable	128,522	—	128,522
Other	(72,554)	22,757	(49,797)

Net Cash Provided by Operating Activities	5,531	(575)	4,956

Cash Flows from Investing Activities:
Capital Expenditures for Property, Plant and Equipment	(231,087)	—	(231,087)
Acquisitions of Businesses, Net of Cash Acquired	(46,579)	—	(46,579)
Acquisition of Intellectual Property	(6,647)	575	(6,072)
Proceeds from Sale of Assets and Businesses, Net	87,790	—	87,790
Other Investing Activities	41,840	—	41,840

Net Cash Used by Investing Activities	(154,683)	575	(154,108)

Cash Flows From Financing Activities:
Borrowings (Repayments) of Short-term Debt, Net	122,746	—	122,746
Borrowings (Repayments) of Long-term Debt, Net	(2,113)	—	(2,113)
Other Financing Activities, Net	3,227	—	3,227

Net Cash Provided by Financing Activities	123,860	—	123,860

Effect of Exchange Rate Changes on Cash and Cash Equivalents	(20,128)	—	(20,128)

Net Decrease in Cash and Cash Equivalents	(45,420)	—	(45,420)
Cash and Cash Equivalents at Beginning of Year	252,519	—	252,519

Cash and Cash Equivalents at End of Year	$207,099	$—	$207,099

WEATHERFORD INTERNATIONAL LTD. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
     The effects of the restatements on our condensed consolidated cash flow for the quarter ended March 31, 2009 follows:

	Three Months Ended March 31, 2009
	Previously
	Reported	Adjustments	Restated
	(In thousands)
Cash Flows From Operating Activities:
Net Income	$173,660	$(36,794)	$136,866
Adjustments to Reconcile Net Income to Net Cash Provided by Operating Activities:
Depreciation and Amortization	201,394	—	201,394
Employee Share-Based Compensation Expense	26,429	—	26,429
Deferred Income Tax Provision	(23,594)	(3,999)	(27,593)
Other, Net	5,146	(660)	4,486
Change in Operating Assets and Liabilities, Net of Effect of Businesses Acquired:
Accounts Receivable	152,807	1,510	154,317
Inventories	(147,536)	(678)	(148,214)
Accounts Payable	53,453	—	53,453
Other	(274,201)	39,721	(234,480)

Net Cash Provided by Operating Activities	167,558	(900)	166,658

Cash Flows from Investing Activities:
Capital Expenditures for Property, Plant and Equipment	(583,719)	—	(583,719)
Acquisitions of Businesses, Net of Cash Acquired	(7,094)	—	(7,094)
Acquisition of Intellectual Property	(11,096)	900	(10,196)
Acquisition of Equity Investments in Unconsolidated Affiliates	(26,509)	—	(26,509)
Proceeds from Sale of Assets and Businesses, Net	30,616	—	30,616

Net Cash Used by Investing Activities	(597,802)	900	(596,902)

Cash Flows From Financing Activities:
Borrowings (Repayments) of Short-term Debt, Net	(873,938)	—	(873,938)
Borrowings (Repayments) of Long-term Debt, Net	1,231,209	—	1,231,209
Other Financing Activities, Net	(3,883)	—	(3,883)

Net Cash Provided by Financing Activities	353,388	—	353,388

Effect of Exchange Rate Changes on Cash and Cash Equivalents	174	—	174

Net Decrease in Cash and Cash Equivalents	(76,682)	—	(76,682)
Cash and Cash Equivalents at Beginning of Year	238,398	—	238,398

Cash and Cash Equivalents at End of Year	$161,716	—	161,716

WEATHERFORD INTERNATIONAL LTD. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
3. Business Combinations
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
     Accounting guidance for business combinations requires contingent consideration to be recognized at its acquisition date fair value. Based on the terms of the arrangement, we classified the contingent consideration as a liability. Such liabilities are required to be remeasured to fair value at each reporting date until the contingency is resolved, with changes in fair value being recognized in earnings. We estimated the fair value of the contingent consideration for the OFS acquisition at the date of acquisition to be a liability of $84 million and $60 million at December 31, 2009. This liability was estimated to have a fair value of $71 million at March 31, 2010, resulting in the recognition of an $11 million loss during the first three months of 2010. This loss was recorded in the Selling, General and Administrative Attributable to Segments line in the Consolidated Statements of Income. The valuation of the contingent consideration was determined using a lattice-based model incorporating the term of the contingency, the price of our shares over the relevant periods and the volatility of our stock price.
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
     During the three months ended March 31, 2010, we paid $44 million to TNK-BP related to working capital adjustments in connection with the OFS acquisition. In addition, we paid cash consideration of $2 million and approximately 1.8 million common shares valued at $28 million for other acquisitions.
4. Inventories
     The components of inventory were as follows:

	March 31,	December 31,
	2010	2009
	(Restated)	(Restated)
	(In thousands)

Raw materials, components and supplies	$337,061	$328,253
Work in process	117,082	115,564
Finished goods	1,861,194	1,794,477

	$2,315,337	$2,238,294

     Work in process and finished goods inventories include the cost of materials, labor and plant overhead.

WEATHERFORD INTERNATIONAL LTD. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
5. Goodwill
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
7. Fair Value of Financial Instruments
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
     The following table presents our non-derivative assets and liabilities that are measured and recognized at fair value on a recurring basis classified under the appropriate level of the fair value hierarchy as of March 31, 2010 and December 31, 2009:

	March 31, 2010
	Level 1	Level 2	Level 3	Total
	(In thousands)
Other Assets:
Other investments	$—	$—	$—	$—
Other Current Liabilities:
Contingent consideration on acquisition (See Note 3)	—	—	70,573	70,573

	December 31, 2009
	Level 1	Level 2	Level 3	Total
	(Restated)
	(In thousands)
Other Assets:
Other investments	$—	$40,822	$—	$40,822
Other Current Liabilities:
Contingent consideration on acquisition (See Note 3)	—	—	59,563	59,563

WEATHERFORD INTERNATIONAL LTD. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
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
     The following table provides a summary of changes in fair value of our Level 3 financial liability for the three months ended March 31, 2010:

Three Months
Ended March 31,
2010
(In thousands)
Balance at beginning of period	$59,563
Contingent consideration on acquisition (See Note 3)	—
Unrealized loss on contingent consideration on acquisition included in earnings	11,010

Balance at end of period	$70,573

     The $11 million loss recorded during the first quarter of 2010 is included in the Selling, General and Administrative Attributable to Segments line in the Consolidated Statements of Income.
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
8. Derivative Instruments
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
9. Income Taxes
     For the three months ended March 31, 2010, we had a tax provision of $3 million on a pretax loss of $61 million that includes curtailment expense on our SERP for which no related tax benefit was recorded. Our tax provision for the three months ended March 31, 2010 includes minimum tax in Mexico, and the tax impact of changes in our geographic earnings mix, both of which are partially offset by a tax benefit related to the devaluation of the Venezuelan bolivar. Our effective tax rate was a provision of 31.8% for the three months ended March 31, 2009.

WEATHERFORD INTERNATIONAL LTD. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
10. Shareholders’ Equity
     The following summarizes our shareholders’ equity activity for the period presented:

			Noncontrolling
	Total	Company	Interests in
	Shareholders’	Shareholders’	Consolidated
	Equity	Equity	Subsidiaries
	(Restated)	(Restated)
	(In thousands)
Balance at December 31, 2009	$9,438,373	$9,359,341	$79,032
Comprehensive Income:
Net Income (Loss)	(64,322)	(68,357)	4,035
Curtailment of Supplemental Executive Retirement Plan	45,237	45,237	—
Amortization of Pension Components	1,513	1,513	—
Foreign Currency Translation Adjustments	(67,387)	(67,387)	—
Other	155	155	—

Comprehensive Income (Loss)	(84,804)	(88,839)	4,035
Transactions with Shareholders	39,980	39,980	—
Dividends paid to Noncontrolling Interests	(6,442)	—	(6,442)
Other	338	—	338

Balance at March 31, 2010	$9,387,445	$9,310,482	$76,963

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

12. Share-Based Compensation
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

WEATHERFORD INTERNATIONAL LTD. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
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
13. Retirement and Employee Benefit Plans
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

WEATHERFORD INTERNATIONAL LTD. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
14. Segment Information
     Financial information by segment is summarized below. Revenues are attributable to countries based on the ultimate destination of the sale of products or performance of services. Results for the three months ended March 31, 2010 and 2009 have been restated to correct for previously identified immaterial errors affecting operating income that were recorded in improper periods (See Note 2).

	Three Months Ended March 31, 2010
	Net	Income	Depreciation
	Operating	from	and
	Revenues	Operations	Amortization
	(Restated)	(Restated)	(Restated)
	(In thousands)
North America	$888,579	$108,432	$80,660
Middle East/North Africa/Asia	562,056	75,714	72,290
Europe/West Africa/FSU	453,759	46,298	49,271
Latin America	426,673	26,074	42,479

	2,331,067	256,518	244,700
Corporate and Research and Development	—	(93,915)	5,005
Revaluation of Contingent consideration	—	(11,010)	—
Other (a)	—	(44,032)	—

Total	$2,331,067	$107,561	$249,705

	Three Months Ended March 31, 2009
	Net	Income	Depreciation
	Operating	from	and
	Revenues	Operations	Amortization
	(Restated)	(Restated)
	(In thousands)
North America	$831,995	$116,748	$75,098
Middle East/North Africa/Asia	585,768	137,868	57,634
Europe/West Africa/FSU	368,981	72,402	34,678
Latin America	467,887	91,265	30,442

	2,254,631	418,283	197,852
Corporate and Research and Development	—	(88,120)	3,542
Other (b)	—	(24,877)	—

Total	$2,254,631	$305,286	$201,394

(a)
The three months ended March 31, 2010 includes $2 million for costs incurred in connection with on-going investigations by the U.S. government, $9 million for severance and facility closure costs associated with reorganization activities and a $38 million charge related to our SERP which was frozen on March 31, 2010. These changes were offset by a $5 million benefit related to the reversal of prior cost accruals for our exit from certain sanctioned countries.

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
     Through December 31, 2010, we have incurred $49 million for costs in connection with our exit from sanctioned countries and incurred $113 million for legal and professional fees in connection with complying with and conducting these on-going investigations.

WEATHERFORD INTERNATIONAL LTD. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
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
     We believe that the indemnification obligations of BP are valid and enforceable. However, BP may seek to avoid its indemnification obligations. Should a court determine that the wrongful death and personal injury indemnity provisions are unenforceable, Weatherford might be liable for injuries to, or the death of, BP personnel and personnel of third party contractors if a case is adversely determined. The cause of the Macondo incident remains under investigation and has yet to be determined.

WEATHERFORD INTERNATIONAL LTD. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
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
     Shareholder Litigation
     In June and July 2010, shareholders filed suit in Weatherford’s name against those directors in place before June 2010 and certain current and former members of management relating to the U.S. government and internal investigations disclosed above and in our SEC filings since 2007. In March 2011, shareholders filed suit relating to the matters described in Note 2. We will investigate these claims appropriately. We cannot predict the ultimate outcome of these claims.
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
16. New Accounting Pronouncements
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

WEATHERFORD INTERNATIONAL LTD. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
17. Condensed Consolidating Financial Statements
     As discussed in Note 2, we have restated results of operations and cash flows for the three months ended March 31, 2010 and 2009 and we have restated our financial position at March 31, 2010 and December 31, 2009.
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

WEATHERFORD INTERNATIONAL LTD. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
Condensed Consolidating Balance Sheet
March 31, 2010
(Restated)
(unaudited)
(In thousands)

				Other
	Parent	Bermuda	Delaware	Subsidiaries	Eliminations	Consolidation
ASSETS
Current Assets:
Cash and Cash Equivalents	$1,462	$24	$51	$205,562	$—	$207,099
Other Current Assets	3,910	10,276	101,798	5,778,252	—	5,894,236

Total Current Assets	5,372	10,300	101,849	5,983,814	—	6,101,335

Equity Investments in Affiliates	8,479,942	14,942,609	6,660,944	12,092,435	(42,175,930)	—
Shares Held in Parent	—	—	105,372	468,800	(574,172)	—
Intercompany Receivables, Net	—	1,872,468	978,812	—	(2,851,280)	—
Other Assets	9,270	27,296	185,889	12,401,986	—	12,624,441

Total Assets	$8,494,584	$16,852,673	$8,032,866	$30,947,035	$(45,601,382)	$18,725,776

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Short-term Borrowings and Current Portion of Long-term Debt	$—	$576,102	$1,897	$413,441	$—	$991,440
Accounts Payable and Other Current Liabilities	10,140	44,560	139,352	1,935,356	—	2,129,408

Total Current Liabilities	10,140	620,662	141,249	2,348,797	—	3,120,848

Long-term Debt	—	3,987,773	1,847,871	8,966	—	5,844,610
Intercompany Payables, Net	95,754	—	—	2,755,526	(2,851,280)	—
Other Long-term Liabilities	6,216	99,704	2,265	264,688	—	372,873

Total Liabilities	112,110	4,708,139	1,991,385	5,377,977	(2,851,280)	9,338,331

Weatherford Shareholders’ Equity	8,382,474	12,144,534	6,041,481	25,492,095	(42,750,102)	9,310,482
Noncontrolling Interests	—	—	—	76,963	—	76,963

Total Liabilities and Shareholders ’ Equity	$8,494,584	$16,852,673	$8,032,866	$30,947,035	$(45,601,382)	$18,725,776

WEATHERFORD INTERNATIONAL LTD. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
Condensed Consolidating Balance Sheet
December 31, 2009
(Restated)
(In thousands)

				Other
	Parent	Bermuda	Delaware	Subsidiaries	Eliminations	Consolidation
ASSETS
Current Assets:
Cash and Cash Equivalents	$102	$47	$421	$251,949	$—	$252,519
Other Current Assets	496	11,163	98,033	5,619,742	—	5,729,434

Total Current Assets	598	11,210	98,454	5,871,691	—	5,981,953

Equity Investments in Affiliates	9,183,803	14,952,128	6,527,676	11,441,274	(42,104,881)	—
Shares Held in Parent	—	—	108,268	507,780	(616,048)	—
Intercompany Receivables, Net	—	1,671,487	1,017,215	—	(2,688,702)	—
Other Assets	9,376	68,960	190,174	12,446,227	—	12,714,737

Total Assets	$9,193,777	$16,703,785	$7,941,787	$30,266,972	$(45,409,631)	$18,696,690

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Short-term Borrowings and Current Portion of Long-Term Debt	$—	$352,373	$1,868	$515,340	$—	$869,581
Accounts Payable and Other Current Liabilities	46,160	107,984	116,404	1,860,571	—	2,131,119

Total Current Liabilities	46,160	460,357	118,272	2,375,911	—	3,000,700
Long-term Debt	—	3,988,162	1,848,191	10,905	—	5,847,258
Intercompany Payables, Net	36,611	—	—	2,652,091	(2,688,702)	—
Other Long-term Liabilities	8,132	132,155	2,309	267,763	—	410,359

Total Liabilities	90,903	4,580,674	1,968,772	5,306,670	(2,688,702)	9,258,317

Weatherford Shareholders’ Equity	9,102,874	12,123,111	5,973,015	24,881,270	(42,720,929)	9,359,341
Noncontrolling Interests	—	—	—	79,032	—	79,032

Total Liabilities and Shareholders ’ Equity	$9,193,777	$16,703,785	$7,941,787	$30,266,972	$(45,409,631)	$18,696,690

WEATHERFORD INTERNATIONAL LTD. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
Condensed Consolidating Statements of Income
Three Months Ended March 31, 2010
(Restated)
(unaudited)
(In thousands)

				Other
	Parent	Bermuda	Delaware	Subsidiaries	Eliminations	Consolidation
Revenues	$—	$—	$—	$2,331,067	$—	$2,331,067
Costs and Expenses	(15,249)	(39,358)	(607)	(2,168,292)	—	(2,223,506)

Operating Income (Loss)	(15,249)	(39,358)	(607)	162,775	—	107,561

Other Income (Expense):
Interest Income (Expense), Net	(947)	(64,200)	(28,848)	(1,344)	—	(95,339)
Devaluation of Venezuelan Bolivar	—	—	—	(63,859)	—	(63,859)
Intercompany Charges, Net	(300)	717	(43,553)	43,136	—	—
Equity in Subsidiary Income (Loss)	(51,818)	(10,391)	133,258	—	(71,049)	—
Other, Net	(43)	61,412	(191)	(70,396)	—	(9,218)

Income (Loss) from Before Income Taxes	(68,357)	(51,820)	60,059	70,312	(71,049)	(60,855)
Provision for Income Taxes	—	—	25,147	(28,614)	—	(3,467)

Net Income (Loss)	(68,357)	(51,820)	85,206	41,698	(71,049)	(64,322)
Noncontrolling Interests	—	—	—	(4,035)	—	(4,035)

Net Income Attributable to Weatherford	$(68,357)	$(51,820)	$85,206	$37,663	$(71,049)	$(68,357)

Condensed Consolidating Statements of Income
Three Months Ended March 31, 2009
(Restated)
(unaudited)
(In thousands)

				Other
	Parent	Bermuda	Delaware	Subsidiaries	Eliminations	Consolidation
Revenues	$—	$—	$—	$2,254,631	$—	$2,254,631
Costs and Expenses	(15)	(6,508)	(344)	(1,942,478)	—	(1,949,345)

Operating Income (Loss)	(15)	(6,508)	(344)	312,153	—	305,286

Other Income (Expense):
Interest Income (Expense), Net	—	(64,052)	(28,431)	1,420	—	(91,063)
Intercompany Charges, Net	—	1,968	(24,897)	22,929	—	—
Equity in Subsidiary Income	128,023	127,775	215,979	—	(471,777)	—
Other, Net	—	68,840	(288)	(82,091)	—	(13,539)

Income (Loss) from Before Income Taxes	128,008	128,023	162,019	254,411	(471,777)	200,684
Provision for Income Taxes	—	—	18,830	(82,648)	—	(63,818)

Net Income (Loss)	128,008	128,023	180,849	171,763	(471,777)	136,866
Noncontrolling Interests	—	—	—	(8,858)	—	(8,858)

Net Income Attributable to Weatherford	$128,008	$128,023	$180,849	$162,905	$(471,777)	$128,008

WEATHERFORD INTERNATIONAL LTD. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
Condensed Consolidating Statement of Cash Flows
Three Months Ended March 31, 2010
(Restated)
(unaudited)
(In thousands)

				Other
	Parent	Bermuda	Delaware	Subsidiaries	Eliminations	Consolidation
Cash Flows from Operating Activities:
Net Income (Loss)	$(68,357)	$(51,820)	$85,206	$41,698	$(71,049)	$(64,322)
Adjustments to Reconcile Net Income (Loss) to Net Cash Provided (Used) by Operating Activities:
Charges from Parent or Subsidiary	300	(717)	43,553	(43,136)	—	—
Equity in (Earnings) Loss of Affiliates	51,818	10,391	(133,258)	—	71,049	—
Deferred Income Tax (Benefit)	—	—	(25,147)	(66,504)	—	(91,651)
Other Adjustments	12,927	(97,022)	52,692	192,332	—	160,929

Net Cash Provided (Used) by Operating Activities	(3,312)	(139,168)	23,046	124,390	—	4,956

Cash Flows from Investing Activities:
Acquisitions of Businesses, Net of Cash Acquired	(44,489)	—	—	(2,090)	—	(46,579)
Capital Expenditures for Property, Plant and Equipment	—	—	—	(231,087)	—	(231,087)
Acquisition of Intellectual Property	—	—	—	(6,072)	—	(6,072)
Proceeds from Sale of Assets and Businesses, Net	—	—	—	87,790	—	87,790
Capital Contribution to Subsidiary	—	(873)	(10)	—	883	—
Other Investing Activities	—	41,840	—	—	—	41,840

Net Cash Provided (Used) by Investing Activities	(44,489)	40,967	(10)	(151,459)	883	(154,108)

Cash Flows from
Financing Activities:
Borrowings of (Repayments on) Short-term Debt, Net	—	223,730	29	(101,013)	—	122,746
Repayments on Long-term Debt, Net	—	—	—	(2,113)	—	(2,113)
Borrowings (Repayments) Between Subsidiaries, Net	49,161	(125,552)	(26,662)	103,053	—	—
Proceeds from Capital Contribution	—	—	—	883	(883)	—
Other, Net	—	—	3,227	—	—	3,227

Net Cash Provided (Used) by Financing Activities	49,161	98,178	(23,406)	810	(883)	123,860

Effect of Exchange Rate on Cash and Cash Equivalents	—	—	—	(20,128)	—	(20,128)

Net Increase (Decrease) in Cash and Cash
Equivalents	1,360	(23)	(370)	(46,387)	—	(45,420)
Cash and Cash Equivalents at Beginning of Year	102	47	421	251,949	—	252,519

Cash and Cash Equivalents at End of Year	$1,462	$24	$51	$205,562	$—	$207,099

WEATHERFORD INTERNATIONAL LTD. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
Condensed Consolidating Statement of Cash Flows
Three Months Ended March 31, 2009
(Restated)
(unaudited)
(In thousands)

				Other
	Parent	Bermuda	Delaware	Subsidiaries	Eliminations	Consolidation
Cash Flows from Operating Activities:
Net Income (Loss)	$128,008	$128,023	$180,849	$171,763	$(471,777)	$136,866
Adjustments to Reconcile Net Income (Loss) to Net Cash Provided (Used) by Operating Activities:
Charges from Parent or Subsidiary	—	(1,968)	24,897	(22,929)	—	—
Equity in (Earnings) Loss of Affiliates	(128,023)	(127,775)	(215,979)	—	471,777	—
Deferred Income Tax Provision (Benefit)	—	—	8,986	(36,579)	—	(27,593)
Other Adjustments	15	(96,426)	109,519	44,277	—	57,385

Net Cash Provided (Used) by Operating Activities	—	(98,146)	108,272	156,532	—	166,658

Cash Flows from
Investing Activities:
Acquisitions of Businesses, Net of Cash Acquired	—	—	—	(7,094)	—	(7,094)
Capital Expenditures for Property, Plant and Equipment	—	—	—	(583,719)	—	(583,719)
Acquisition of Intellectual Property	—	—	—	(10,196)	—	(10,196)
Purchase of Equity Investment in Unconsolidated Affiliate	—	—	—	(26,509)	—	(26,509)
Proceeds from Sale of Assets and Businesses, Net	—	—	—	30,616	—	30,616
Capital Contribution to Subsidiary	—	(331,584)	(39)	—	331,623	—

Net Cash Provided (Used) by Investing Activities	—	(331,584)	(39)	(596,902)	331,623	(596,902)

Cash Flows from
Financing Activities:
Borrowings of (Repayments on)
Short-term Debt, Net	—	(554,898)	27	(319,067)	—	(873,938)
Borrowings of (Repayments on) Long-term Debt, Net	—	1,233,301	—	(2,092)	—	1,231,209
Borrowings (Repayments) Between Subsidiaries, Net	—	(248,671)	(104,301)	352,972	—	—
Proceeds from Capital Contribution	—	—	—	331,623	(331,623)	—
Other, Net	—	—	(3,883)	—	—	(3,883)

Net Cash Provided (Used) by Financing Activities	—	429,732	(108,157)	363,436	(331,623)	353,388

Effect of Exchange Rate on Cash and Cash Equivalents	—	—	—	174	—	174

Net Increase (Decrease) in Cash and Cash Equivalents	—	2	76	(76,760)	—	(76,682)
Cash and Cash Equivalents at Beginning of Year	102	24	50	238,222	—	238,398

Cash and Cash Equivalents at End of Year	$102	$26	$126	$161,462	$—	$161,716

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
Overview
     General
     The following discussion should be read in conjunction with our consolidated financial statements and related MD&A for the year ended December 31, 2009 as restated and presented in our Annual report on Form 10-K for the year ended December 31, 2010. Our discussion includes various forward-looking statements about our markets, the demand for our products and services and our future results. These statements are based on certain assumptions we consider reasonable. For information about these assumptions, you should refer to the section entitled “Forward-Looking Statements.”
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

     Results of Operations
     The following charts contain selected financial data comparing our consolidated and segment results from operations for the three months ended March 31, 2010 and 2009. Results have been restated in the following table. See “Item 1. Financial Statements — Note 2. Restatement of Condensed Consolidated Financial Statements.”

	Three Months
	Ended March 31,
	2010	2009
	(Restated)	(Restated)
	(In thousands, except percentages
	and per share data)
Revenues:
North America	$888,579	$831,995
Middle East/North Africa/Asia	562,056	585,768
Europe/West Africa/FSU	453,759	368,981
Latin America	426,673	467,887

	2,331,067	2,254,631
Operating Income:
North America	108,432	116,748
Middle East/North Africa/Asia	75,714	137,868
Europe/West Africa/FSU	46,298	72,402
Latin America	26,074	91,265
Research and Development	(48,857)	(49,021)
Corporate	(45,058)	(39,099)
Revaluation of Contingent Consideration	(11,010)	—
Exit and Restructuring	(44,032)	(24,877)

	107,561	305,286
Interest Expense, Net	(95,339)	(91,063)
Devaluation of Venezuelan Bolivar	(63,859)	—
Other, Net	(9,218)	(13,539)
Effective Tax Rate	(5.7)%	31.8%
Net Income (Loss) per Diluted Share	$(0.09)	$0.18
Depreciation and Amortization	249,705	201,394
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

     Consolidated revenues increased $76 million, or 3%, in the first quarter of 2010 as compared to the first quarter of 2009. This increase in revenues was against a 6% increase in average worldwide rig count. The majority of our year-over-year revenue growth was derived from North America, where revenue increased $56 million, or 7% in the current quarter as compared to the same quarter of the prior year. International revenues increased $20 million, or 1%, in the first quarter of 2010 as compared to the first quarter of 2009. Our Integrated Drilling product line was the strongest contributor to the year-over-year increase.
     Operating Income
     Consolidated operating income decreased $198 million, or 65%, in the first quarter of 2010 as compared to the first quarter of 2009. Our operating segments accounted for $162 million of the decrease during the current quarter as compared to the same quarter of the prior year while corporate expenditures were $6 million higher over the same period. The increase in corporate expenses was primarily attributable to higher costs associated with business process optimization initiatives that should be ongoing over the next two years and professional fees. We also augmented our compliance infrastructure with increased staff and more rigorous policies, procedures and training of our employees regarding compliance with applicable anti-corruption laws, trade sanction laws and import/export laws. In addition, current quarter results include $44 million in exit and restructuring charges, which is $19 million higher as compared to the first quarter of 2009.
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
     Income Taxes
     For the three months ended March 31, 2010, we had a tax provision of $3 million on a pretax loss of $61 million that includes curtailment expense on our SERP for which no related tax benefit was recorded. Our tax provision for the three months ended March 31, 2010 includes minimum tax in Mexico and the tax impact of changes in our geographic earnings mix, both of which are partially offset by a tax benefit related to the devaluation of the Venezuelan bolivar. Our effective tax rate was a provision of 31.8% for the three months ended March 31, 2009.

Segment Results
     North America
     North American revenues increased $56 million, or 7%, in the first quarter of 2010 as compared to the first quarter of 2009 on a 7% increase in average North American rig count over the comparable period. Revenues from all product lines increased, other than Drilling Tools, Fishing & Re-Entry and Pipeline Services. The region benefited from higher activity in unconventional plays in heavy oil and shales.
     Operating income decreased $8 million, or 7%, in the first quarter of 2010 as compared to the first quarter of 2009. Operating margins were 12% in the current quarter and 14% in the same quarter of the prior year.
     Middle East/North Africa/Asia
     Middle East/North Africa/Asia revenues decreased $24 million, or 4%, in the first quarter of 2010 as compared to the first quarter of 2009. This decrease was against a 2% increase in rig count over the comparable period. Flooding in Australia, curtailment of drilling programs in India, exceptionally cold weather in China and politically induced delays in Algeria were large drivers behind the year-over-year decrease.
     Operating income decreased $62 million, or 45%, during for the first quarter of 2010 compared to the same quarter of the prior year. Operating margins were 14% for the first quarter of 2010 and 24% for the first quarter of 2009. The decline in margins year-over-year were primarily due to inclement weather in certain areas, our continued mobilization efforts in the region and decreased utilization.
     Europe/West Africa/FSU
     Revenues in our Europe/West Africa/FSU segment increased $85 million, or 23%, in the first quarter of 2010 as compared to the same quarter of the prior year and outpaced the 13% increase in average rig count over the comparable period. The year-over-year increase in revenue was driven by our acquisition of the Oilfield Services Division (“OFS”) of TNK-BP in July 2009. Our Integrated Drilling product line was the strongest contributor to the increase in revenue.
     Operating income decreased $26 million, or 36%, during the first quarter of 2010 compared to the same quarter of the prior year. Operating margins were 10% in the first quarter of 2010 and 20% in the first quarter of 2009. The decline in operating income and margin was partially due to pricing declines and changes in sales mix over the comparable period.
     Latin America
     Revenues in our Latin American segment decreased $41 million, or 9%, in the first quarter of 2010 as compared to the same quarter of the prior year against an average rig count increase of 2% over the comparable period. The decrease in revenue is the result of reduced project activity in Mexico and the deterioration in the Venezuelan market.
     Operating income decreased $65 million, or 71%, for the three months ended March 31, 2010, over the comparable period of the prior year. Operating margins were 6% in the first quarter of 2010 and 20% in the first quarter of 2009. The decline in operating income was due to the reduced scale of project work in Mexico.
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
     Our committed borrowing facilities require us to maintain a debt-to-capitalization ratio of less than 60% and contain other covenants and representations customary for an investment-grade commercial credit. Our debt-to-capitalization ratio was 42.1% at March 31, 2010, which is in compliance with these covenants.
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

•
U.S. Government and internal investigations could affect our results of operations. We are currently involved in government and internal investigations involving various of our operations. We have begun negotiations with the government agencies to resolve these matters, but we cannot yet anticipate the timing, outcome or possible impact of the ultimate resolution of these investigations, financial or otherwise. The governmental agencies involved in these investigations have a broad range of civil and criminal penalties they may seek to impose against corporations and individuals for violations of trade sanction laws, the Foreign Corrupt Practices Act and other federal statutes including, but not limited to, injunctive relief, disgorgement, fines, penalties and modifications to business practices and compliance programs. In recent years, these agencies and authorities have entered into agreements with, and obtained a range of penalties against, several public corporations and individuals in similar investigations, under which civil and criminal penalties were imposed, including in some cases fines and other penalties and sanctions in the tens and hundreds of millions of dollars. These agencies likely will seek to impose penalties of some amount against us for past conduct, but the ultimate amount of any penalties we may pay currently cannot be reasonably estimated. Under trade sanction laws, the U.S. Department of Justice may also seek to impose modifications to business practices, including immediate cessation of all business activities in specific countries or other limitations that decrease our business, and modifications to compliance programs, which may increase compliance costs. Any injunctive relief, disgorgement, fines, penalties, sanctions or imposed modifications to business practices resulting from these investigations could adversely affect our results of operations. Through December 31, 2010, we have incurred $49 million for costs in connection with our exit from certain sanctioned countries and incurred $113 million for legal and professional fees in connection with complying with and conducting these on-going investigations. This amount excludes the costs we have incurred to augment and improve our compliance function. We may have additional charges related to these matters in future periods, which costs may include labor claims, contractual claims, penalties assessed by customers, and costs, fines, taxes and penalties assessed by the local governments, but we cannot quantify those charges or be certain of the timing of them.

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

•
The material weakness in accounting for income taxes could have an adverse effect on our share price. If we are unable to effectively remediate this material weakness in a timely manner, we could lose investor confidence in the accuracy and completeness of our financial reports, which could have an adverse effect on our share price and could subject us to additional potentially costly shareholder litigation or government inquiries. Our forward looking-statements assume we will be able to remediate the material weakness in a timely manner and will maintain an effective internal control environment in the future.

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
ITEM 4. CONTROLS AND PROCEDURES
     Evaluation of Disclosure Controls and Procedures
     At the time of our original Form 10-Q filing, our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”) concluded that our disclosure controls and procedures were effective as of March 31, 2010. Subsequent to that evaluation, our management, including the CEO and CFO, has re-evaluated the effectiveness of the design and operations of our disclosure controls and procedures as of the period covered by this report. Disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act of 1934, as amended (“Exchange Act”)) include controls and procedures designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and including that such information is accumulated and communicated to management, including the CEO and CFO, to allow timely decisions regarding required disclosure. Based on this re-evaluation and in connection therewith, the restatement of previously issued financial statements described below and the identification of a material weakness in internal control over financial reporting of income taxes described below, the CEO and CFO have concluded that our disclosure controls and procedures were not effective as of March 31, 2010.
     A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control—An Integrated Framework (September 1992).
     Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2010. In connection with this assessment, management identified a material weakness in our internal controls over financial reporting for income taxes. Our processes, procedures and controls related to financial reporting were not effective to ensure that amounts related to current taxes payable, certain deferred tax assets and liabilities, reserves for uncertain tax positions, the current and deferred income tax expense and related footnote disclosures were accurate. Specifically, our processes and procedures were not designed to provide for adequate and timely identification and review of various income tax calculations, reconciliations and related supporting documentation required to apply our accounting policies for income taxes in accordance with U.S. GAAP. This material weakness resulted in the restatement for material errors in the income tax accounts in 2008 and 2009 consolidated financial statements and our condensed consolidated financial statements for the each of the quarters within 2009 and 2010.
     The principal factors contributing to the material weakness were: 1) inadequate staffing and technical expertise within the company related to taxes, 2) ineffective review and approval practices relating to taxes, 3) inadequate processes to effectively reconcile income tax accounts and 4) inadequate controls over the preparation of the quarterly tax provision.

Changes in Internal Control Over Financial Reporting
     Our management, including the CEO and CFO, identified no change in our internal control over financial reporting that occurred during the quarter ended March 31, 2010 that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.
     Remediation Plan
In an effort to remediate the material weakness, we plan to undertake the following:
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
ITEM 1A. RISK FACTORS
     An investment in our common shares involves various risks. When considering an investment in our company, you should consider carefully all of the risk factors described below, the matters discussed within our “Forward-Looking Statements,” as well as other information included and incorporated by reference in this report.
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
     Further, our assets generally are not insured against loss from political violence such as war, terrorism or civil commotion. If any of our assets are damaged or destroyed as a result of an uninsured cause, we would recognize a loss of those assets.

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
     In particular, the occurrence of any of these risks could result in the following events, which in turn, could materially and adversely impact our results of operations:
•	disruption of oil and natural gas exploration and production activities;

•	restriction of the movement and exchange of funds;

•	our inability to collect receivables;

•	loss of assets in affected jurisdictions;

•	enactment of additional or stricter U.S. government or international sanctions; and

•	limitation of our access to markets for periods of time.

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
     Through December 31, 2010, we have incurred $49 million for costs in connection with our exit from sanctioned countries and incurred $113 million for legal and professional fees in connection with complying with and conducting these on-going investigations.
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
     We have identified a material weakness in accounting for income taxes in our internal control over financial reporting, which, if not remedied effectively, could have an adverse effect on our share price.
     Management, through documentation, testing and assessment of our internal control over financial reporting pursuant to the rules promulgated by the SEC under Section 404 of the Sarbanes-Oxley Act of 2002 and Item 308 of Regulation S-K, has concluded that our internal control over financial reporting had a material weakness in accounting for income taxes as of December 31, 2010. If we are unable to effectively remediate this material weakness in a timely manner, we could lose investor confidence in the accuracy and completeness of our financial reports, which could have an adverse effect on our share price.
     In future periods, if the process required by Section 404 of the Sarbanes-Oxley Act reveals further material weaknesses or significant deficiencies, the correction of any such material weakness or significant deficiency could require additional remedial measures including additional personnel which could be costly and time-consuming. If a material weakness exists as of a future period year-end (including a material weakness identified prior to year-end for which there is an insufficient period of time to evaluate and confirm the effectiveness of the corrections or related new procedures), our management will be unable to report favorably as of such future period year-end to the effectiveness of our control over financial reporting. If we are unable to assert that our internal control over financial reporting is effective in any future period, or if we continue to experience material weaknesses in our internal control over financial reporting for accounting for income taxes, we could lose investor confidence in the accuracy and completeness of our financial reports, which could have an adverse effect on our share price and potentially subject us to additional and potentially costly litigation and governmental inquiries/investigations In March 2011, shareholders filed suit relating to the matters described above. In addition, the SEC is investigating the circumstances surrounding the material weakness and related restatement of historical financial statements. We are cooperating with the investigation.
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

**101
The following materials from Weatherford International Ltd.’s, a Swiss joint-stock corporation, Quarterly Report on Form 10-Q/A for the quarter ended March 31, 2010, formatted in XBRL eXtensible Business Reporting Language): (i) the unaudited Condensed Consolidated Balance Sheets, (ii) the unaudited Condensed Consolidated Statements of Income, (iii) the unaudited Condensed Consolidated Statement of Cash Flows, (iv) the unaudited Condensed Consolidated Statements of Comprehensive Income and (v) the notes to the condensed consolidated financial statements, tagged as blocks of text.

*	Filed with this Form 10-Q/A

**	Furnished with this Form 10-Q/A

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Weatherford International Ltd.

By:	/s/ Andrew P. Becnel

Andrew P. Becnel
Senior Vice President and Chief Financial Officer
(Principal Financial Officer)

Date: April 13, 2011