Form 10-Q/A
period 2010-06-30
Weatherford International Ltd./Switzerland
filed 2011-04-14
CIK 1453090

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q/A
(AMENDMENT NO. 2)

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
Yes ☐ No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:
As of July 28, 2010, there were 741,028,800 shares of Weatherford registered shares, 1.16 Swiss francs par value per share, outstanding.

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS	3
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	34
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK	43
ITEM 4. CONTROLS AND PROCEDURES	46
PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS	47
ITEM 1A. RISK FACTORS	47
ITEM 2. UNREGISTERED SALES OF EQUITY IN SECURITIES AND USE OF PROCEEDS	52
ITEM 6. EXHIBITS SIGNATURES	53
EX-31.1
EX-31.2
EX-32.1
EX-32.2
EX-101 INSTANCE DOCUMENT
EX-101 SCHEMA DOCUMENT
EX-101 CALCULATION LINKBASE DOCUMENT
EX-101 LABELS LINKBASE DOCUMENT
EX-101 PRESENTATION LINKBASE DOCUMENT
EX-101 DEFINITION LINKBASE DOCUMENT
EXPLANATORY NOTE
     Weatherford International Ltd. (the “Company”) is filing this Amendment No. 2 to its Quarterly Report on Form 10-Q for the quarter ended June 30, 2010, which was originally filed on August 3, 2010 (the “Form 10-Q”) and then amended on September 1, 2010 to attach our extensible business reporting language (XBRL) files, to restate financial information for the three and six months ended June 30, 2010 and 2009 due to errors in the Company’s accounting for income taxes. The Company’s management identified a related material weakness with respect to its internal control over financial reporting for income taxes. Disclosures related to these matters are included in Part I, Item 4, under “Evaluation of Disclosure Controls and Procedures,” which describes the material weakness and management’s conclusion that our internal control over financial reporting for income taxes was not effective as of June 30, 2010. In addition, further details on the adjustments are included in Part I, Item 1. Financial Statements, under “Note 2. Restatement of Condensed Consolidated Financial Statements”.
     For convenience of the reader, this Amendment No. 2 sets forth the Form 10-Q in its entirety, as modified and superseded where necessary to reflect the restatement. The following items have been amended principally as a result of, and to reflect, the restatement:
•	Part I — Item 1. Financial Statements;
•	Part I — Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations;
•	Part I — Item 4. Controls and Procedures;
•	Part II — Item 1A. Risk Factors; and
•	Part II — Item 6. Exhibits
     This Amendment No. 2 amends only the portions of the Form 10-Q listed in the sections noted above. The Risk Factors, Forward-Looking Statements and our Disputes, Litigation, and Contingencies financial statement footnote included within this document have been updated consistent with the disclosures contained in the Form 10-K for the year ended December 31, 2010, originally filed March 8, 2011 and subsequently amended on March 11, 2011 and April 14, 2011. The remainder of the Form 10-Q is substantially unchanged, but is reproduced in this Amendment No. 2 for convenience. With the exception of the updated Risk Factors, Forward-Looking Satements and the Disputes, Litigation and Contingencies financial statement footnote, this Amendment No. 2 does not reflect events occurring after the original filing date of the Form 10-Q other than those associated with the restatement.

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
WEATHERFORD INTERNATIONAL LTD. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except par value)

	June 30,	December 31,
	2010	2009
	(Restated)	(Restated)
	(unaudited)
ASSETS
Current Assets:
Cash and Cash Equivalents	$222,783	$252,519
Accounts Receivable, Net of Allowance for Uncollectible Accounts of $23,780 and $20,466, Respectively	2,468,861	2,510,948
Inventories	2,369,008	2,238,294
Current Deferred Tax Assets	258,536	259,077
Other Current Assets	715,573	721,115

Total Current Assets	6,034,761	5,981,953

Property, Plant and Equipment, Net of Accumulated Depreciation of $3,775,366 and $3,440,448, Respectively	6,772,300	6,989,379
Goodwill	4,128,966	4,156,105
Other Intangible Assets, Net of Accumulated Amortization of $402,142 and $359,052, Respectively	741,878	772,786
Equity Investments	539,817	533,138
Other Assets	308,566	263,329

Total Assets	$18,526,288	$18,696,690

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Short-term Borrowings and Current Portion of Long-term Debt	$628,108	$869,581
Accounts Payable	1,127,875	1,002,359
Income Taxes Payable	121,200	201,647
Other Current Liabilities	1,005,797	927,113

Total Current Liabilities	2,882,980	3,000,700

Long-term Debt	6,005,472	5,847,258
Other Liabilities	373,197	410,359

Total Liabilities	9,261,649	9,258,317

Shareholders’ Equity:
Shares, CHF 1.16 Par Value: Authorized 1,137,670 Shares, Conditionally Authorized 379,223 Shares, Issued 758,447 Shares at June 30, 2010; Authorized 1,093,303 Shares, Conditionally Authorized 364,434 Shares, Issued 758,447 Shares at December 31, 2009	761,077	761,077
Capital in Excess of Par Value	4,659,471	4,642,800
Treasury Shares, Net	(566,501)	(616,048)
Retained Earnings	4,340,523	4,456,770
Accumulated Other Comprehensive Income (Loss)	(795)	114,742

Weatherford Shareholders’ Equity	9,193,775	9,359,341
Noncontrolling Interests	70,864	79,032

Total Shareholders’ Equity	9,264,639	9,438,373

Total Liabilities and Shareholders’ Equity	$18,526,288	$18,696,690

The accompanying notes are an integral part of these condensed consolidated financial statements.

WEATHERFORD INTERNATIONAL LTD. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(UNAUDITED)
(In thousands, except per share amounts)

	Three Months		Six Months
	Ended June 30,		Ended June 30,
	2010	2009	2010	2009
	(Restated)	(Restated)	(Restated)	(Restated)
Revenues:
Products	$831,158	$650,553	$1,612,214	$1,393,453
Services	1,606,005	1,347,874	3,156,016	2,859,605

	2,437,163	1,998,427	4,768,230	4,253,058
Costs and Expenses:
Cost of Products	603,144	522,198	1,176,941	1,089,454
Cost of Services	1,203,607	926,606	2,382,270	1,897,962
Research and Development	53,530	46,113	102,387	95,134
Selling, General and Administrative Attributable to Segments	417,854	298,118	755,790	607,199
Corporate General and Administrative	53,939	54,187	138,192	106,818

	2,332,074	1,847,222	4,555,580	3,796,567

Operating Income	105,089	151,205	212,650	456,491

Other Expense:
Interest Expense, Net	(95,719)	(93,498)	(191,058)	(184,561)
Devaluation of Venezuelan Bolivar	—	—	(63,859)	—
Other, Net	(14,186)	(3,871)	(23,404)	(17,410)

Income (Loss) Before Income Taxes	(4,816)	53,836	(65,671)	254,520
Provision for Income Taxes	(39,758)	(24,327)	(43,225)	(88,145)

Net Income (Loss)	(44,574)	29,509	(108,896)	166,375
Net Income Attributable to Noncontrolling Interests	(3,316)	(8,574)	(7,351)	(17,432)

Net Income (Loss) Attributable to Weatherford	$(47,890)	$20,935	$(116,247)	$148,943

Earnings (Loss) Per Share Attributable to Weatherford:
Basic	$(0.06)	$0.03	$(0.16)	$0.21
Diluted	$(0.06)	$0.03	$(0.16)	$0.21
Weighted Average Shares Outstanding:
Basic	743,209	700,424	740,537	699,375
Diluted	743,209	709,412	740,537	706,024
The accompanying notes are an integral part of these condensed consolidated financial statements.

WEATHERFORD INTERNATIONAL LTD. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(In thousands)

	Six Months
	Ended June 30,
	2010	2009
	(Restated)	(Restated)
Cash Flows from Operating Activities:
Net Income (Loss)	$(108,896)	$166,375
Adjustments to Reconcile Net Income to Net Cash Provided by Operating Activities:
Depreciation and Amortization	508,275	415,087
Employee Share-Based Compensation Expense	49,869	55,046
Loss on Sales of Assets and Businesses, Net	13,508	3,964
Deferred Income Tax Benefit	(114,779)	(71,768)
Devaluation of Venezuelan Bolivar	63,859	—
Supplemental Executive Retirement Plan	38,021	—
Revaluation of Contingent Consideration	92,763	—
Other, Net	4,386	(257)
Change in Operating Assets and Liabilities, Net of Effect of Businesses Acquired
Accounts Receivable	(32,925)	283,830
Inventories	(169,980)	(135,855)
Accounts Payable	115,855	(57,303)
Other	(51,801)	(362,787)

Net Cash Provided by Operating Activities	408,155	296,332

Cash Flows from Investing Activities:
Capital Expenditures for Property, Plant and Equipment	(448,751)	(970,384)
Acquisitions of Businesses, Net of Cash Acquired	(51,131)	(22,049)
Acquisition of Intellectual Property	(12,701)	(14,656)
Acquisition of Equity Investments in Unconsolidated Affiliates	(1,031)	(26,509)
Proceeds from Sale of Assets and Businesses, Net	134,022	40,873
Other Investing Activities	41,840	—

Net Cash Used by Investing Activities	(337,752)	(992,725)

Cash Flows from Financing Activities:
Borrowings (Repayments) of Short-term Debt, Net	(242,252)	(564,808)
Borrowings (Repayments) of Long-term Debt, Net	162,235	1,230,214
Other Financing Activities, Net	3,284	(3,920)

Net Cash Provided (Used) by Financing Activities	(76,733)	661,486

Effect of Exchange Rate Changes on Cash and Cash
Equivalents	(23,406)	1,781

Net Decrease in Cash and Cash Equivalents	(29,736)	(33,126)
Cash and Cash Equivalents at Beginning of Period	252,519	238,398

Cash and Cash Equivalents at End of Period	$222,783	$205,272

Supplemental Cash Flow Information:
Interest Paid	$209,620	$167,332
Income Taxes Paid, Net of Refunds	224,117	258,482
The accompanying notes are an integral part of these condensed consolidated financial statements.

WEATHERFORD INTERNATIONAL LTD. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(UNAUDITED)
(In thousands)

	Three Months		Six Months
	Ended June 30,		Ended June 30,
	2010	2009	2010	2009
	(Restated)	(Restated)	(Restated)	(Restated)

Net Income (Loss)	$(44,574)	$29,509	$(108,896)	$166,375
Other Comprehensive Income:
Curtailment and Remeasurement of Supplemental Executive Retirement Plan	(10,126)	—	35,111	—
Amortization of Pension Components	133	3,348	1,646	4,528
Foreign Currency Translation Adjustment	(85,217)	210,282	(152,604)	160,222
Other	156	152	311	303

Comprehensive Income (Loss)	(139,628)	243,291	(224,432)	331,428
Comprehensive Income Attributable to Noncontrolling Interests	(3,316)	(8,574)	(7,351)	(17,311)

Comprehensive Income (Loss) Attributable to Weatherford	$(142,944)	$234,717	$(231,783)	$314,117

The accompanying notes are an integral part of these condensed consolidated financial statements.

WEATHERFORD INTERNATIONAL LTD. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
1. General
     The accompanying unaudited condensed consolidated financial statements of Weatherford International Ltd. and all majority-owned subsidiaries (the “Company”) are prepared in accordance with U.S. generally accepted accounting principles and include all adjustments of a normal recurring nature which, in the opinion of management, are necessary to present fairly our Condensed Consolidated Balance Sheet at June 30, 2010, Condensed Consolidated Statements of Income, Condensed Consolidated Statements of Comprehensive Income and Condensed Consolidated Statements of Cash Flows for the three and six months ended June 30, 2010 and 2009. Although we believe the disclosures in these financial statements are adequate to make the restated interim information presented not misleading, certain information relating to our organization and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles have been condensed or omitted in this Form 10-Q/A pursuant to U.S. Securities and Exchange Commission (“SEC”) rules and regulations. These financial statements should be read in conjunction with the consolidated financial statements for the year ended December 31, 2009 as restated and presented in our Annual Report on Form 10-K for the year ended December 31, 2010. The restated results of operations for the three and six months ended June 30, 2010 are not necessarily indicative of the results expected for the full year.
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

WEATHERFORD INTERNATIONAL LTD. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
2. Restatement of Condensed Consolidated Financial Statements
     We identified a material weakness in our internal controls over the accounting for income taxes in 2010 that resulted in the identification of certain errors in our income tax accounts. The correction of these errors resulted in restatements of our previously reported financial statements as of and for the years ended December 31, 2009 and 2008, including beginning retained earnings in 2008, and our condensed consolidated financial statements for each of the quarters within 2009 and 2010. The restated annual results for 2008 and 2009 were included in our 2010 Annual Report on Form 10-K. In addition, we have amended this Quarterly Report on Form 10-Q to restate results as of June 30, 2010 and for the three and six month periods ended June 30, 2010 and 2009.
     The most significant adjustment for the errors identified relates to the correction of our accounting for the income tax consequences of certain intercompany transactions that were inappropriately tax-effected over multiple years. This error resulted in the understatement of income tax expense by $31 million and $48 million for the six months ended June 30, 2010 and 2009, respectively. We also recorded other adjustments to our tax provision to correct for certain errors and items recorded in the improper period. These adjustments were not recorded previously as we concluded that they were not material to the respective periods. These other adjustments resulted in an increase to our tax provision during the six months ended June 30, 2010 of $12 million, primarily comprised of minimum tax in Mexico. Our tax provision was increased by $2 million during the six months ended June 30, 2009 for these other tax adjustments.
     In addition, we recorded other adjustments to correct for previously identified immaterial errors affecting operating income that were recorded in improper periods. These adjustments were not recorded previously as we concluded that these adjustments were not material to the respective periods. During the six months ended June 30, 2010 and 2009, operating income was reduced by $7 million and $8 million, respectively. The impact of these adjustments reduced operating cash flows by $1 million and $2 million for the six months ended June, 30, 2010 and 2009 respectively.
     The following tables summarize the impact of these adjustments on our previously reported results filed on our Quarterly Report on Form 10-Q for the three and six months ended June 30, 2010 and 2009.

WEATHERFORD INTERNATIONAL LTD. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
     The effects of the restatements on our condensed consolidated income statement for the quarter ended June 30, 2010 follows:

	Three Months Ended June 30, 2010
	Previously
	Reported	Adjustments	Restated
	(In thousands, except per share amounts)
Revenues:
Products	$831,158	$—	$831,158
Services	1,607,113	(1,108)	1,606,005

	2,438,271	(1,108)	2,437,163
Costs and Expenses:
Cost of Products	603,144	—	603,144
Cost of Services	1,205,734	(2,127)	1,203,607
Research and Development	53,530	—	53,530
Selling, General and Administrative Attributable to Segments	418,998	(1,144)	417,854
Corporate General and Administrative	54,001	(62)	53,939

	2,335,407	(3,333)	2,332,074

Operating Income	102,864	2,225	105,089

Other Expense:
Interest Expense, Net	(95,719)	—	(95,719)
Other, Net	(14,186)	—	(14,186)

Income (Loss) Before Income Taxes	(7,041)	2,225	(4,816)
Provision for Income Taxes	(16,207)	(23,551)	(39,758)

Net Income (Loss)	(23,248)	(21,326)	(44,574)
Net Income Attributable to Noncontrolling Interests	(3,316)	—	(3,316)

Net Income (Loss) Attributable to Weatherford	$(26,564)	$(21,326)	$(47,890)

Earnings (Loss) Per Share Attributable to Weatherford:
Basic	$(0.04)	$(0.02)	$(0.06)
Diluted	$(0.04)	$(0.02)	$(0.06)

Weighted Average Shares Outstanding:
Basic	743,209	—	743,209
Diluted	743,209	—	743,209

WEATHERFORD INTERNATIONAL LTD. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
     The effects of the restatements on our condensed consolidated income statement for the quarter ended June 30, 2009 follows:

	Three Months Ended June 20, 2009
	Previously
	Reported	Adjustments	Restated
	(In thousands, except per share amounts)
Revenues:
Products	$650,553	$—	$650,553
Services	1,344,279	3,595	1,347,874

	1,994,832	3,595	1,998,427
Costs and Expenses:
Cost of Products	525,180	(2,982)	522,198
Cost of Services	917,662	8,944	926,606
Research and Development	46,113	—	46,113
Selling, General and Administrative Attributable to Segments	296,625	1,493	298,118
Corporate General and Administrative	55,887	(1,700)	54,187

	1,841,467	5,755	1,847,222

Operating Income	153,365	(2,160)	151,205

Other Expense:
Interest Expense, Net	(93,498)	—	(93,498)
Other, Net	(3,871)	—	(3,871)

Income Before Income Taxes	55,996	(2,160)	53,836
Provision for Income Taxes	(5,441)	(18,886)	(24,327)

Net Income	50,555	(21,046)	29,509
Net Income Attributable to Noncontrolling Interests	(8,574)	—	(8,574)

Net Income Attributable to Weatherford	$41,981	$(21,046)	$20,935

Earnings Per Share Attributable to Weatherford:
Basic	$0.06	$(0.03)	$0.03
Diluted	$0.06	$(0.03)	$0.03

Weighted Average Shares Outstanding:
Basic	700,424	—	700,424
Diluted	709,412	—	709,412

WEATHERFORD INTERNATIONAL LTD. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
The effects of the restatements on our condensed consolidated income statement for the six months ended June 30, 2010 follows:

	Six Months Ended June 30, 2010
	Previously
	Reported	Adjustments	Restated
	(In thousands, except per share amounts)
Revenues:
Products	$1,612,214	$—	$1,612,214
Services	3,164,305	(8,289)	3,156,016

	4,776,519	(8,289)	4,768,230
Costs and Expenses:
Cost of Products	1,176,941	—	1,176,941
Cost of Services	2,381,257	1,013	2,382,270
Research and Development	102,387	—	102,387
Selling, General and Administrative Attributable to Segments	755,843	(53)	755,790
Corporate General and Administrative	140,316	(2,124)	138,192

	4,556,744	(1,164)	4,555,580

Operating Income	219,775	(7,125)	212,650

Other Expense:
Interest Expense, Net	(191,058)	—	(191,058)
Devaluation of Venezuelan Bolivar	(63,859)	—	(63,859)
Other, Net	(23,404)	—	(23,404)

Income (Loss) Before Income Taxes	(58,546)	(7,125)	(65,671)
Provision for Income Taxes	(676)	(42,549)	(43,225)

Net Income (Loss)	(59,222)	(49,674)	(108,896)
Net Income Attributable to Noncontrolling Interests	(7,351)	—	(7,351)

Net Income Attributable to Weatherford	$(66,573)	$(49,674)	$(116,247)

Earnings Per Share Attributable to Weatherford:
Basic	$(0.09)	$(0.07)	$(0.16)
Diluted	$(0.09)	$(0.07)	$(0.16)

Weighted Average Shares Outstanding:
Basic	740,537	—	740,537
Diluted	740,537	—	740,537

WEATHERFORD INTERNATIONAL LTD. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
The effects of the restatements on our condensed consolidated income statement for the six months ended June 30, 2009 follows:

	Six Months Ended June 30, 2009
	Previously
	Reported	Adjustments	Restated
	(In thousands, except per share amounts)
Revenues:
Products	$1,393,453	$—	$1,393,453
Services	2,857,520	2,085	2,859,605

	4,250,973	2,085	4,253,058

Costs and Expenses:
Cost of Products	1,094,236	(4,782)	1,089,454
Cost of Services	1,883,126	14,836	1,897,962
Research and Development	95,134	—	95,134
Selling, General and Administrative Attributable to Segments	605,369	1,830	607,199
Corporate General and Administrative	109,018	(2,200)	106,818

	3,786,883	9,684	3,796,567

Operating Income	464,090	(7,599)	456,491

Other Expense:
Interest Expense, Net	(184,561)	—	(184,561)
Other, Net	(17,410)	—	(17,410)

Income Before Income Taxes	262,119	(7,599)	254,520
Provision for Income Taxes	(37,904)	(50,241)	(88,145)

Net Income	224,215	(57,840)	166,375
Net Income Attributable to Noncontrolling Interests	(17,432)	—	(17,432)

Net Income Attributable to Weatherford	$206,783	$(57,840)	$148,943

Earnings Per Share Attributable to Weatherford:
Basic	$0.30	$(0.09)	$0.21
Diluted	$0.29	$(0.08)	$0.21

Weighted Average Shares Outstanding:
Basic	699,375	—	699,375
Diluted	706,024	—	706,024

WEATHERFORD INTERNATIONAL LTD. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
The effects of the restatements on our condensed consolidated balance sheet at June 30, 2010 follows:

	June 30, 2010
	Previously
	Reported	Adjustments	Restated
		(In thousands)
Current Assets:
Cash and Cash Equivalents	$222,783	$—	$222,783
Accounts Receivable	2,471,078	(2,217)	2,468,861
Inventories	2,371,489	(2,481)	2,369,008
Current Deferred Tax Assets	258,536	—	258,536
Other Current Assets	994,725	(279,152)	715,573

Total Current Assets	6,318,611	(283,850)	6,034,761

Property, Plant and Equipment at Cost	10,547,666	—	10,547,666
Less Accumulated Depreciation	3,773,166	2,200	3,775,366

	6,774,500	(2,200)	6,772,300

Goodwill	4,128,966	—	4,128,966
Other Intangible Assets	749,654	(7,776)	741,878
Equity Investments	539,817	—	539,817
Other Assets	303,179	5,387	308,566

Total Assets	$18,814,727	$(288,439)	$18,526,288

Current Liabilities:
Short-term Borrowings and Current Portion of Long-term Debt	$628,108	$—	$628,108
Accounts Payable	1,127,875	—	1,127,875
Income Taxes Payable	—	121,200	121,200
Other Current Liabilities	994,757	11,040	1,005,797

Total Current Liabilities	2,750,740	132,240	2,882,980

Long-term Debt	6,005,472	—	6,005,472
Other Liabilities	383,871	(10,674)	373,197

Total Liabilities	9,140,083	121,566	9,261,649

Shareholders’ Equity:
Shares	761,077	—	761,077
Capital in Excess of Par Value	4,659,471	—	4,659,471
Treasury Shares, at Cost	(566,501)	—	(566,501)
Retained Earnings	4,750,528	(410,005)	4,340,523
Accumulated Other Comprehensive Income	(795)	—	(795)

Weatherford Shareholders’ Equity	9,603,780	(410,005)	9,193,775
Noncontrolling Interests	70,864	—	70,864

Total Shareholders’ Equity	9,674,644	(410,005)	9,264,639

Total Liabilities and Shareholders’ Equity	$18,814,727	$(288,439)	$18,526,288

WEATHERFORD INTERNATIONAL LTD. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
The effects of the restatements on our condensed consolidated cash flow for the six months ended June 30, 2010 follows:

	Six Months Ended June 30, 2010
	Previously
	Reported	Adjustments	Restated
	(In thousands)
Cash Flows From Operating Activities:
Net Income (Loss)	$(59,222)	$(49,674)	$(108,896)
Adjustments to Reconcile Net Income to Net Cash Provided by Operating Activities:
Depreciation and Amortization	507,649	626	508,275
Employee Share-Based Compensation Expense	49,869	—	49,869
Loss on Sale of Assets and Businesses, Net	13,508	—	13,508
Deferred Income Tax Benefit	(117,368)	2,589	(114,779)
Devaluation of Venezuelan Bolivar	63,859	—	63,859
Supplemental Executive Retirement Plan	38,021	—	38,021
Revaluation of Contingent Consideration	89,563	3,200	92,763
Other, Net	13,915	(9,529)	4,386
Change in Operating Assets and Liabilities, Net of Effect of Businesses Acquired:
Accounts Receivable	(41,214)	8,289	(32,925)
Inventories	(170,993)	1,013	(169,980)
Accounts Payable	115,855	—	115,855
Other	(94,137)	42,336	(51,801)

Net Cash Provided by Operating Activities	409,305	(1,150)	408,155

Cash Flows from Investing Activities:
Capital Expenditures for Property, Plant and Equipment	(448,751)	—	(448,751)
Acquisitions of Businesses, Net of Cash Acquired	(51,131)	—	(51,131)
Acquisition of Intellectual Property	(13,851)	1,150	(12,701)
Acquisition of Equity Investments in Unconsolidated Affiliates	(1,031)	—	(1,031)
Proceeds from Sale of Assets and Businesses, Net	134,022	—	134,022
Other Investing Activities	41,840	—	41,840

Net Cash Used by Investing Activities	(338,902)	1,150	(337,752)

Cash Flows From Financing Activities:
Borrowings (Repayments) of Short-term Debt, Net	(242,252)	—	(242,252)
Borrowings (Repayments) of Long-term Debt, Net	162,235	—	162,235
Other Financing Activities, Net	3,284	—	3,284

Net Cash (Used) Provided by Financing Activities	(76,733)	—	(76,733)

Effect of Exchange Rate Changes on Cash and Cash Equivalents	(23,406)	—	(23,406)

Net Decrease in Cash and Cash Equivalents	(29,736)	—	(29,736)
Cash and Cash Equivalents at Beginning of Year	252,519	—	252,519

Cash and Cash Equivalents at End of Year	$222,783	$—	$222,783

WEATHERFORD INTERNATIONAL LTD. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
The effects of the restatements on our condensed consolidated cash flow for the six months ended June 30, 2009 follows:

	Six Months Ended June 30, 2009
	Previously
	Reported	Adjustments	Restated
	(In thousands)
Cash Flows From Operating Activities:
Net Income	$224,215	$(57,840)	$166,375
Adjustments to Reconcile Net Income to Net Cash Provided by Operating Activities:
Depreciation and Amortization	415,087	—	415,087
Employee Share-Based Compensation Expense	55,046	—	55,046
Loss on Sale of Assets and Businesses, Net	3,964	—	3,964
Deferred Income Tax Benefit	(61,770)	(9,998)	(71,768)
Other, Net	1,224	(1,481)	(257)
Change in Operating Assets and Liabilities, Net of Effect of Businesses Acquired:
Accounts Receivable	285,915	(2,085)	283,830
Inventories	(132,380)	(3,475)	(135,855)
Accounts Payable	(57,303)	—	(57,303)
Other	(435,866)	73,079	(362,787)

Net Cash Provided by Operating Activities	298,132	(1,800)	296,332

Cash Flows from Investing Activities:
Capital Expenditures for Property, Plant and Equipment	(970,384)	—	(970,384)
Acquisitions of Businesses, Net of Cash Acquired	(22,049)	—	(22,049)
Acquisition of Intellectual Property	(16,456)	1,800	(14,656)
Acquisition of Equity Investments in Unconsolidated Affiliates	(26,509)	—	(26,509)
Proceeds from Sale of Assets and Businesses, Net	40,873	—	40,873

Net Cash Used by Investing Activities	(994,525)	1,800	(992,725)

Cash Flows From Financing Activities:
Borrowings (Repayments) of Short-term Debt, Net	(564,808)	—	(564,808)
Borrowings (Repayments) of Long-term Debt, Net	1,230,214	—	1,230,214
Other Financing Activities, Net	(3,920)	—	(3,920)

Net Cash Provided by Financing Activities	661,486	—	661,486

Effect of Exchange Rate Changes on Cash and Cash Equivalents	1,781	—	1,781

Net Decrease in Cash and Cash Equivalents	(33,126)	—	(33,126)
Cash and Cash Equivalents at Beginning of Year	238,398	—	238,398

Cash and Cash Equivalents at End of Year	$205,272	—	$205,272

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
     Accounting guidance for business combinations requires contingent consideration to be recognized at its acquisition date fair value. Based on the terms of the arrangement, we classified the contingent consideration for the OFS acquisition as a liability. Such liabilities are required to be remeasured to fair value at each reporting date until the contingency is resolved, with changes in fair value being recognized in earnings. We estimated the fair value of the contingent consideration for the OFS acquisition to be a liability of $84 million at the date of acquisition and $60 million at December 31, 2009. This liability was estimated to have a fair value of $152 million at June 30, 2010, resulting in the recognition of a $92 million loss during the first half of 2010. This loss was recorded in the Selling, General and Administrative Attributable to Segments line in the Condensed Consolidated Statements of Income. The valuation of the contingent consideration was determined using a lattice-based model incorporating the term of the contingency, the price of our shares over the relevant periods and the volatility of our stock price.
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
4. Inventories
     The components of inventory were as follows:

	June 30,	December 31,
	2010	2009
	(Restated)	(Restated)
	(In thousands)
Raw materials, components and supplies	$348,174	$328,253
Work in process	112,045	115,564
Finished goods	1,908,789	1,794,477

	$2,369,008	$2,238,294

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
7. Financial Instruments
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

WEATHERFORD INTERNATIONAL LTD. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
     The following table presents our non-derivative assets and liabilities that are measured and recognized at fair value on a recurring basis classified under the appropriate level of the fair value hierarchy as of June 30, 2010 and December 31, 2009:

	June 30, 2010
	Level 1	Level 2	Level 3	Total
		(In thousands)
Other Assets:
Other investments	$—	$—	$—	$—
Other Current Liabilities:
Contingent consideration on acquisition (See Note 3)	—	—	152,326	152,326

	December 31, 2009
	Level 1	Level 2	Level 3	Total
			(Restated)	(Restated)
		(In thousands)
Other Assets:
Other investments	$—	$40,822	$—	$40,822
Other Current Liabilities:
Contingent consideration on acquisition (See Note 3)	—	—	59,563	59,563
     During the first quarter of 2010, we received proceeds of approximately $42 million from the redemption of our other investments recorded at fair value at December 31, 2009. The proceeds are included in investing activities in the Consolidated Statement of Cash Flows for the period ended June 30, 2010.
     The following table provides a summary of changes in fair value of our Level 3 financial liability for the three and six months ended June 30, 2010:

	Three Months	Six Months
	Ended June 30,	Ended June 30,
	2010	2010
	(In thousands)
Balance at beginning of period	$70,573	$59,563
Unrealized loss on contingent consideration on acquisition included in earnings	81,753	92,763

Balance at end of period	$152,326	$152,326

     The $92 million loss recorded during the first half of 2010 is included in the Selling, General and Administrative Attributable to Segments line in the Condensed Consolidated Statements of Income.
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

WEATHERFORD INTERNATIONAL LTD. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
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

WEATHERFORD INTERNATIONAL LTD. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
9. Income Taxes
     For the three months ended June 30, 2010, we had a tax provision of $40 million on a pretax loss of $5 million that includes an $82 million loss on the fair value adjustment to the put option issued in connection with the OFS acquisition for which no tax benefit has been recorded. For the six months ended June 30, 2010, we had a tax provision of $43 million on a pretax loss of $66 million that includes the loss related to the put option issued in connection with the OFS acquisition and curtailment expense on our SERP for which no related tax benefit was recorded. Our tax provision for the six months ended June 30, 2010 includes minimum tax in Mexico and the tax impact of changes in our geographic earnings mix, both of which are partially offset by a tax benefit related to the devaluation of the Venezuelan bolivar. Our effective tax rates were 45.2% and 34.6% for the three and six months ended June 30, 2009.
10. Shareholders’ Equity
     The following summarizes our shareholders’ equity activity for the period presented:

			Noncontrolling
	Total	Company	Interests in
	Shareholders’	Shareholders’	Consolidated
	Equity	Equity	Subsidiaries
	(Restated)	(Restated)
		(In thousands)
Balance at December 31, 2009	$9,438,373	$9,359,341	$79,032
Comprehensive Income:
Net Income (Loss)	(108,896)	(116,247)	7,351
Curtailment and Remeasurement of Supplemental Executive Retirement Plan	35,111	35,111	—
Amortization of Pension Components	1,646	1,646	—
Foreign Currency Translation Adjustments	(152,604)	(152,604)	—
Other	311	311	—

Comprehensive Income (Loss)	(224,432)	(231,783)	7,351
Transactions with Shareholders	66,217	66,217	—
Dividends paid to Noncontrolling Interests	(16,881)	—	(16,881)
Other	1,362	—	1,362

Balance at June 30, 2010	$9,264,639	$9,193,775	$70,864

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

WEATHERFORD INTERNATIONAL LTD. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
12. Share-Based Compensation
     In June 2010, the Weatherford International Ltd. 2010 Omnibus Incentive Plan (“2010 Omnibus Plan”) was approved by our shareholders. This plan permits the grant of options, stock appreciation rights, restricted shares awards, restricted share units, performance share awards, performance unit awards, other share-based awards and cash-based awards to any employee, non -employee director and other individual service providers or any affiliate. The 2010 Omnibus Plan is similar to our 2006 Omnibus Plan. The aggregate number of shares available for grant under this plan is 10,144,000.
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
14. Segment Information
     Financial information by segment is summarized below. Revenues are attributable to countries based on the ultimate destination of the sale of products or performance of services. Results for the three and six months ended June 30, 2010 and 2009 have been restated to correct for previously identified immaterial errors affecting operating income that were recorded in improper periods (See Note 2).

	Three Months Ended June 30, 2010
	Net	Income	Depreciation
	Operating	from	and
	Revenues	Operations	Amortization
	(Restated)	(Restated)	(Restated)
		(In thousands)
North America	$917,696	$127,001	$81,040
Middle East/North Africa/Asia	602,602	73,993	75,139
Europe/West Africa/FSU	506,177	67,366	52,371
Latin America	410,688	41,991	44,753

	2,437,163	310,351	253,303
Corporate and Research and Development	—	(96,200)	5,267
Revaluation of Contingent Consideration	—	(81,753)	—
Other (a)	—	(27,309)	—

Total	$2,437,163	$105,089	$258,570

WEATHERFORD INTERNATIONAL LTD. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

	Three Months Ended June 30, 2009
	Net	Income	Depreciation
	Operating	from	and
	Revenues	Operations	Amortization
	(Restated)	(Restated)
		(In thousands)
North America	$572,637	$1,512	$77,253
Middle East/North Africa/Asia	593,857	118,912	60,921
Europe/West Africa/FSU	366,190	68,675	35,190
Latin America	465,743	78,258	35,971

	1,998,427	267,357	209,335
Corporate and Research and Development	—	(85,247)	4,358
Other (b)	—	(30,905)	—

Total	$1,998,427	$151,205	$213,693

(a)	The three months ended June 30, 2010 includes $27 million for severance costs related to the separation of four executives during the quarter, as well as restructuring initiatives, primarily in the Western Hemisphere.

(b)	The three months ended June 30, 2009 includes $14 million for costs incurred in connection with on-going investigations by the U.S. government, $13 million for severance and facility closure costs associated with reorganization activities and $4 million in costs related to the Company’s withdrawal from certain sanctioned countries.

	Six Months Ended June 30, 2010
	Net	Income	Depreciation
	Operating	From	And
	Revenues	Operations	Amortization
	(Restated)	(Restated)	(Restated)
		(In thousands)
North America	$1,806,275	$235,433	$161,700
Middle East/North Africa/Asia	1,164,658	149,707	147,429
Europe/West Africa/FSU	959,936	113,664	101,642
Latin America	837,361	68,065	87,232

	4,768,230	566,869	498,003
Corporate and Research and Development	—	(190,115)	10,272
Revaluation of Contingent Consideration	—	(92,763)	—
Other (c)	—	(71,341)	—

Total	$4,768,230	$212,650	$508,275

	Six Months Ended June 30, 2009
	Net	Income	Depreciation
	Operating	from	and
	Revenues	Operations	Amortization
	(Restated)	(Restated)
		(In thousands)
North America	$1,404,632	$118,260	$152,351
Middle East/North Africa/Asia	1,179,625	256,780	118,555
Europe/West Africa/FSU	735,171	141,077	69,868
Latin America	933,630	169,523	66,413

	4,253,058	685,640	407,187
Corporate and Research and Development	—	(173,367)	7,900
Other (d)	—	(55,782)	—

Total	$4,253,058	$456,491	$415,087

(c)	The six months ended June 30, 2010 includes a $38 million charge related to our SERP which was frozen on March 31, 2010, $36 million for severance and facility closure costs associated with reorganization activities and the separation of four executives and $2 million for costs incurred in connection with on-going investigations by the U.S. government. These changes were offset by a $5 million benefit related to the reversal of prior cost accruals for our exit from certain sanctioned countries.

WEATHERFORD INTERNATIONAL LTD. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

(d)	The six months ended June 30, 2009 includes $27 million for costs incurred in connection with on-going investigations by the U.S. government, $25 million for severance and facility closure costs associated with reorganization activities and $4 million in costs related to the Company’s withdrawal from certain sanctioned countries.
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
17. Condensed Consolidating Financial Statements
     As discussed in Note 2, we have restated results of operations and cash flows for the three and six months ended June 30, 2010 and 2009 and we have restated our financial position at June 30, 2010 and December 31, 2009.
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

WEATHERFORD INTERNATIONAL LTD. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
Condensed Consolidating Balance Sheet
June 30, 2010
(Restated)
(unaudited)
(In thousands)

				Other
	Parent	Bermuda	Delaware	Subsidiaries	Eliminations	Consolidation
ASSETS
Current Assets:
Cash and Cash Equivalents	$273	$27	$986	$221,497	$—	$222,783
Other Current Assets	6,548	14,866	96,282	5,694,282	—	5,811,978

Total Current Assets	6,821	14,893	97,268	5,915,779	—	6,034,761

Equity Investments in Affiliates	9,057,166	15,067,045	6,882,827	11,438,346	(42,445,384)	—
Shares Held in Parent	—	—	97,701	468,800	(566,501)	—
Intercompany Receivables, Net	—	1,571,317	900,527	—	(2,471,844)	—
Other Assets	8,887	26,434	197,796	12,258,410	—	12,491,527

Total Assets	$9,072,874	$16,679,689	$8,176,119	$30,081,335	$(45,483,729)	$18,526,288

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Short-term Borrowings and Current Portion of Long-term Debt	$—	$311,968	$1,926	$314,214	$—	$628,108
Accounts Payable and Other Current Liabilities	167,709	112,236	107,828	1,867,099	—	2,254,872

Total Current Liabilities	167,709	424,204	109,754	2,181,313	—	2,882,980
Long-term Debt	—	3,985,718	1,847,545	172,209	—	6,005,472
Intercompany Payables, Net	564,863	—	—	1,906,981	(2,471,844)	—
Other Long-term Liabilities	8,032	99,963	2,220	262,982	—	373,197

Total Liabilities	740,604	4,509,885	1,959,519	4,523,485	(2,471,844)	9,261,649

Weatherford Shareholders’ Equity	8,332,270	12,169,804	6,216,600	25,486,986	(43,011,885)	9,193,775
Noncontrolling Interests	—	—	—	70,864	—	70,864

Total Liabilities and Shareholders’ Equity	$9,072,874	$16,679,689	$8,176,119	$30,081,335	$(45,483,729)	$18,526,288

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

WEATHERFORD INTERNATIONAL LTD. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
Condensed Consolidating Statements of Income
Three Months Ended June 30, 2010
(Restated)
(unaudited)
(In thousands)

				Other
	Parent	Bermuda	Delaware	Subsidiaries	Eliminations	Consolidation
Revenues	$—	$—	$—	$2,437,163	$—	$2,437,163
Costs and Expenses	(79,642)	(3,270)	(644)	(2,248,518)	—	(2,332,074)

Operating Income (Loss)	(79,642)	(3,270)	(644)	188,645	—	105,089

Other Income (Expense):
Interest Income (Expense), Net	—	(65,842)	(29,177)	(700)	—	(95,719)
Devaluation of Venezuelan Bolivar	—	—	—	—	—	—
Intercompany Charges, Net	(11,068)	1,030	(42,318)	52,356	—	—
Equity in Subsidiary Income (Loss)	42,833	4,752	221,869	—	(269,454)	—
Other, Net	(13)	95,839	(219)	(109,793)	—	(14,186)

Income (Loss) from Before Income Taxes	(47,890)	32,509	149,511	130,508	(269,454)	(4,816)
Provision for Income Taxes	—	—	9,673	(49,431)	—	(39,758)

Net Income (Loss)	(47,890)	32,509	159,184	81,077	(269,454)	(44,574)
Noncontrolling Interests	—	—	—	(3,316)	—	(3,316)

Net Income Attributable to Weatherford	$(47,890)	$32,509	$159,184	$77,761	$(269,454)	$(47,890)

Condensed Consolidating Statements of Income
Three Months Ended June 30, 2009
(Restated)
(unaudited)
(In thousands)

				Other
	Parent	Bermuda	Delaware	Subsidiaries	Eliminations	Consolidation
Revenues	$—	$—	$—	$1,998,427	$—	$1,998,427
Costs and Expenses	(703)	(4,083)	(532)	(1,841,904)	—	(1,847,222)

Operating Income (Loss)	(703)	(4,083)	(532)	156,523	—	151,205

Other Income (Expense):
Interest Income (Expense), Net	—	(66,066)	(28,735)	1,303	—	(93,498)
Intercompany Charges, Net	(9)	1,836	(35,204)	33,377	—	—
Equity in Subsidiary Income	21,654	62,846	26,061	—	(110,561)	—
Other, Net	(7)	27,121	(45)	(30,940)	—	(3,871)

Income (Loss) Before Income Taxes	20,935	21,654	(38,455)	160,263	(110,561)	53,836
Provision for Income Taxes	—	—	15,628	(39,955)	—	(24,327)

Net Income (Loss)	20,935	21,654	(22,827)	120,308	(110,561)	29,509
Noncontrolling Interests	—	—	—	(8,574)	—	(8,574)

Net Income Attributable to Weatherford	$20,935	$21,654	$(22,827)	$111,734	$(110,561)	$20,935

WEATHERFORD INTERNATIONAL LTD. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
Condensed Consolidating Statements of Income
Six Months Ended June 30, 2010
(Restated)
(unaudited)
(In thousands)

				Other
	Parent	Bermuda	Delaware	Subsidiaries	Eliminations	Consolidation
Revenues	$—	$—	$—	$4,768,230	$—	$4,768,230
Costs and Expenses	(94,891)	(42,628)	(1,251)	(4,416,810)	—	(4,555,580)

Operating Income (Loss)	(94,891)	(42,628)	(1,251)	351,420	—	212,650

Other Income (Expense):
Interest Income (Expense), Net	(947)	(130,042)	(58,025)	(2,044)	—	(191,058)
Devaluation of Venezuelan Bolivar	—	—	—	(63,859)	—	(63,859)
Intercompany Charges, Net	(11,368)	1,747	(85,871)	95,492	—	—
Equity in Subsidiary Income	(8,985)	(5,639)	355,127	—	(340,503)	—
Other, Net	(56)	157,251	(410)	(180,189)	—	(23,404)

Income (Loss) Before Income Taxes	(116,247)	(19,311)	209,570	200,820	(340,503)	(65,671)
Provision for Income Taxes	—	—	34,820	(78,045)	—	(43,225)

Net Income (Loss)	(116,247)	(19,311)	244,390	122,775	(340,503)	(108,896)
Noncontrolling Interests	—	—	—	(7,351)	—	(7,351)

Net Income Attributable to Weatherford	$(116,247)	$(19,311)	$244,390	$115,424	$(340,503)	$(116,247)

Condensed Consolidating Statements of Income
Six Months Ended June 30, 2009
(Restated)
(unaudited)
(In thousands)

				Other
	Parent	Bermuda	Delaware	Subsidiaries	Eliminations	Consolidation
Revenues	$—	$—	$—	$4,253,058	$—	$4,253,058
Costs and Expenses	(718)	(10,591)	(876)	(3,784,382)	—	(3,796,567)

Operating Income (Loss)	(718)	(10,591)	(876)	468,676	—	456,491

Other Income (Expense):
Interest Income (Expense), Net	—	(130,118)	(57,166)	2,723	—	(184,561)
Intercompany Charges, Net	(9)	3,804	(60,101)	56,306	—	—
Equity in Subsidiary Income	149,677	190,621	242,040	—	(582,338)	—
Other, Net	(7)	95,961	(333)	(113,031)	—	(17,410)

Income (Loss) Before Income Taxes	148,943	149,677	123,564	414,674	(582,338)	254,520
Provision for Income Taxes	—	—	34,458	(122,603)	—	(88,145)

Net Income (Loss)	148,943	149,677	158,022	292,071	(582,338)	166,375
Noncontrolling Interests	—	—	—	(17,432)	—	(17,432)

Net Income Attributable to Weatherford	$148,943	$149,677	$158,022	$274,639	$(582,338)	$148,943

WEATHERFORD INTERNATIONAL LTD. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
Condensed Consolidating Statement of Cash Flows
Six Months Ended June 30, 2010
(Restated)
(unaudited)
(In thousands)

				Other
	Parent	Bermuda	Delaware	Subsidiaries	Eliminations	Consolidation
Cash Flows from Operating Activities:
Net Income (Loss)	$(116,247)	$(19,311)	$244,390	$122,775	$(340,503)	$(108,896)
Adjustments to Reconcile Net Income (Loss) to Net Cash Provided (Used) by Operating Activities:
Charges from Parent or Subsidiary	11,368	(1,747)	85,871	(95,492)	—	—
Equity in (Earnings) Loss of Affiliates	8,985	5,639	(355,127)	—	340,503	—
Deferred Income Tax Benefit	—	—	(34,822)	(79,957)	—	(114,779)
Other Adjustments	85,568	(106,294)	(59,132)	711,688	—	631,830

Net Cash Provided (Used) by Operating Activities	(10,326)	(121,713)	(118,820)	659,014	—	408,155

Cash Flows from Investing Activities:
Acquisitions of Businesses, Net of Cash Acquired	(44,489)	—	—	(6,642)	—	(51,131)
Capital Expenditures for Property, Plant and Equipment	—	—	—	(448,751)	—	(448,751)
Acquisition of Intellectual Property	—	—	—	(12,701)	—	(12,701)
Purchase of Equity Investment in Unconsolidated Affiliate	—	—	—	(1,031)	—	(1,031)
Proceeds from Sale of Assets and Businesses, Net	—	—	—	134,022	—	134,022
Capital Contribution to Subsidiary	—	(873)	(25)	—	898	—
Other Investing Activities	—	41,840	—	—	—	41,840

Net Cash Provided (Used) by Investing Activities	(44,489)	40,967	(25)	(335,103)	898	(337,752)

Cash Flows from Financing Activities:
Borrowings of (Repayments on) Short-term Debt, Net	—	(40,404)	58	(201,906)	—	(242,252)
Borrowings on Long-term Debt, Net	—	—	—	162,235	—	162,235
Borrowings (Repayments) Between Subsidiaries, Net	54,986	121,130	116,068	(292,184)	—	—
Proceeds from Capital Contribution	—	—	—	898	(898)	—
Other, Net	—	—	3,284	—	—	3,284

Net Cash Provided (Used) by Financing Activities	54,986	80,726	119,410	(330,957)	(898)	(76,733)

Effect of Exchange Rate Changes on Cash and Cash Equivalents	—	—	—	(23,406)	—	(23,406)

Net Increase (Decrease) in Cash and Cash Equivalents	171	(20)	565	(30,452)	—	(29,736)
Cash and Cash Equivalents at Beginning of Year	102	47	421	251,949	—	252,519

Cash and Cash Equivalents at End of Year	$273	$27	$986	$221,497	$—	$222,783

WEATHERFORD INTERNATIONAL LTD. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
Condensed Consolidating Statement of Cash Flows
Six Months Ended June 30, 2009
(Restated)
(unaudited)
(In thousands)

				Other
	Parent	Bermuda	Delaware	Subsidiaries	Eliminations	Consolidation
Cash Flows from Operating Activities:
Net Income	$148,943	$149,677	$158,022	$292,071	$(582,338)	$166,375
Adjustments to Reconcile Net Income (Loss) to Net Cash Provided (Used) by Operating Activities:
Charges from Parent or Subsidiary	9	(3,804)	60,101	(56,306)	—	—
Equity in (Earnings) Loss of Affiliates	(149,677)	(190,621)	(242,040)	—	582,338	—
Deferred Income Tax Provision (Benefit)	—	—	12,252	(84,020)	—	(71,768)
Other Adjustments	(498)	(82,216)	231,698	52,741	—	201,725

Net Cash Provided (Used) by Operating Activities	(1,223)	(126,964)	220,033	204,486	—	296,332

Cash Flows from Investing Activities:
Acquisitions of Businesses, Net of Cash Acquired	—	—	—	(22,049)	—	(22,049)
Capital Expenditures for Property, Plant and Equipment	—	—	—	(970,384)	—	(970,384)
Acquisition of Intellectual Property	—	—	—	(14,656)	—	(14,656)
Purchase of Equity Investment in Unconsolidated Affiliate	—	—	—	(26,509)	—	(26,509)
Proceeds from Sale of Assets and Businesses, Net	—	—	—	40,873	—	40,873
Capital Contribution to Subsidiary	—	(336,784)	(39)	—	336,823	—

Net Cash Provided (Used) by Investing Activities	—	(336,784)	(39)	(992,725)	336,823	(992,725)

Cash Flows from Financing Activities:
Borrowings of (Repayments on) Short-term Debt, Net	—	(552,247)	54	(12,615)	—	(564,808)
Borrowings of (Repayments on) Long-term Debt, Net	—	1,233,364	—	(3,150)	—	1,230,214
Borrowings (Repayments) Between Subsidiaries, Net	1,253	(217,367)	(216,157)	432,271	—	—
Proceeds from Capital Contribution	—	—	—	336,823	(336,823)	—
Other, Net	—	—	(3,920)	—	—	(3,920)

Net Cash Provided (Used) by Financing Activities	1,253	463,750	(220,023)	753,329	(336,823)	661,486

Effect of Exchange Rate Changes on Cash an Cash Equivalents	—	—	—	1,781	—	1,781

Net Increase (Decrease) in Cash and Cash Equivalents	30	2	(29)	(33,129)	—	(33,126)
Cash and Cash Equivalents at Beginning of Year	102	24	50	238,222	—	238,398

Cash and Cash Equivalents at End of Year	$132	$26	$21	$205,093	$—	$205,272

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

	Three Months		Six Months
	Ended June 30,		Ended June 30,
	2010	2009	2010	2009
	(Restated)	(Restated)	(Restated)	(Restated)
	(In thousands, except percentages and per share data)

Revenues:
North America	$917,696	$572,637	$1,806,275	$1,404,632
Middle East/North Africa/Asia	602,602	593,857	1,164,658	1,179,625
Europe/West Africa/FSU	506,177	366,190	959,936	735,171
Latin America	410,688	465,743	837,361	933,630

	2,437,163	1,998,427	4,768,230	4,253,058
Operating Income:
North America	127,001	1,512	235,433	118,260
Middle East/North Africa/Asia	73,993	118,912	149,707	256,780
Europe/West Africa/FSU	67,366	68,675	113,664	141,077
Latin America	41,991	78,258	68,065	169,523
Research and Development	(53,530)	(46,113)	(102,387)	(95,134)
Corporate	(42,670)	(39,134)	(87,728)	(78,233)
Revaluation of Contingent Consideration	(81,753)	—	(92,763)	—
Exit and Restructuring	(27,309)	(30,905)	(71,341)	(55,782)

	105,089	151,205	212,650	456,491
Interest Expense, Net	(95,719)	(93,498)	(191,058)	(184,561)
Devaluation of Venezuelan Bolivar	—	—	(63,859)	—
Other, Net	(14,186)	(3,871)	(23,404)	(17,410)
Effective Tax Rate	(825.5)%	45.2%	(65.8)%	34.6%
Net Income (Loss) per Diluted Share	$(0.06)	$0.03	$(0.16)	$0.21
Depreciation and Amortization	258,570	213,693	508,275	415,087

     Revenues
     The following chart contains consolidated revenues by product line for the three and six months ended June 30, 2010 and 2009:

	Three Months		Six Months
	Ended June 30,		Ended June 30,
	2010	2009	2010	2009
Well Construction	16%	17%	17%	16%
Drilling Services	16	16	16	16
Artificial Lift Systems	15	16	15	16
Integrated Drilling	11	12	12	11
Stimulation & Chemicals	14	5	11	6
Drilling Tools	8	9	8	9
Completion Systems	7	11	7	11
Re-entry & Fishing	6	6	6	6
Wireline	5	5	6	6
Pipeline & Specialty Services	2	3	2	3

	100%	100%	100%	100%

     Consolidated revenues increased $439 million, or 22%, in the second quarter of 2010 as compared to the second quarter of 2009 against a 37% increase in rig count activity. North American revenue increased $345 million, or 60%, in the second quarter of 2010 compared to the same quarter of the prior year. International revenues increased $94 million, or 7%, in the second quarter of 2010 as compared to the second quarter of 2009 against a 10% increase in average international rig count over the comparable period. An increase in revenues in our Europe/West Africa/FSU region was offset by a decline in Latin America. Our stimulation and chemicals product line was the strongest contributor to the quarter-over-quarter increase.
     For the first six months of 2010, consolidated revenues increased $515 million, or 12%, as compared to the first six months of 2009. Similar to what was experienced in the second quarter of 2010, the increase in revenues during the first six months of 2010 was mostly driven by our North American business. International revenue increased $114 million, or 4%, as compared to the first six months of 2009.
     Operating Income
     Consolidated operating income decreased $46 million, or 31%, in the second quarter of 2010 as compared to the second quarter of 2009. This decrease was due to an $82 million charge for the revaluation of contingent consideration included as part of our acquisition of the Oilfield Services Division (“OFS”) of TNK-BP. Our operating segments contributed $43 million of incremental operating income during the second quarter of 2010 as compared to the same quarter of the prior year. This incremental gain was partially offset by an increase in corporate and research and development expenditures of $11 million over the second quarter of 2009.
     During the first six months of 2010, consolidated operating income decreased $244 million, or 53%, as compared to the first six months of 2009. Our operating segments accounted for $119 million of this decrease. In addition, the revaluation of contingent consideration resulted in a charge of $93 million in the first half of 2010. Exit and restructuring charges during the first half of 2010 increased $16 million and corporate and research and development expenditures increased $17 million compared to the first half of 2009. The increase in corporate expenses was primarily attributable to higher costs associated with business process optimization initiatives and professional fees. We also augmented our compliance infrastructure with increased staff and more rigorous policies, procedures and training of our employees regarding compliance with applicable anti-corruption laws, trade sanction laws and import/export laws.
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

     Income Taxes
     For the three months ended June 30, 2010, we had a tax provision of $40 million on a pretax loss of $5 million that includes an $82 million loss on the fair value adjustment to the put option issued in connection with the OFS acquisition for which no tax benefit has been recorded. For the six months ended June 30, 2010, we had a tax provision of $43 million on a pretax loss of $66 million that includes the loss related to the put option issued in connection with the OFS acquisition and curtailment expense on our SERP for which no related tax benefit was recorded. Our tax provision for the six months ended June 30, 2010 includes minimum tax in Mexico and the tax impact of changes in our geographic earnings mix, both of which are partially offset by a tax benefit related to the devaluation of the Venezuelan bolivar. Our effective tax rates were 45.2% and 34.6% for the three and six months ended June 30, 2009.
Segment Results
     North America
     North American revenues increased $345 million, or 60%, in the second quarter of 2010 as compared to the second quarter of 2009 on a 65% increase in average North American rig count over the comparable period. Revenues increased $402 million, or 29%, during the first six months of 2010 as compared to the same period of the prior year in line with a 29% increase in rig count. The increase in revenues is the result of a strong performance in the U.S. land market, a more benign Canadian break up season as compared to the prior year, an increase in drilling activity and price improvements.
     Operating income increased $125 million in the second quarter of 2010 compared to the second quarter of 2009. For the first half of 2010, operating income increased $117 million, or 99%, compared to same period of the prior year. Operating margins were 13% for the first six months of 2010 compared to 8% for the first six months of 2009. The increase in operating income and margins was due to increased onshore activity in the U.S., prior cost reduction efforts, more favorable sales mix and improved pricing.
     Middle East/North Africa/Asia
     Middle East/North Africa/Asia revenues increased $9 million, or 2%, in the second quarter of 2010 as compared to the second quarter of 2009. This increase was against a 6% increase in rig count over the comparable period. Revenues decreased $15 million, or 1%, during the first six months of 2010 as compared to the first six months of 2009.
     Operating income decreased $45 million, or 38%, during the second quarter of 2010 compared to the same quarter of the prior year and decreased $107 million, or 42%, during the first six months of 2010 compared to the first six months of 2009. Operating margins were 12% in the second quarter of 2010 and 20% in the second quarter of 2009. On a year-to-date basis, operating margins were 13% for the first six months of 2010 as compared to 22% for the first six months of 2009. The decline in operating income and margins was primarily the result of lower pricing, the negative impact of higher mobilization and start-up costs and a less favorable sales mix.
     Europe/West Africa/FSU
     Revenues in our Europe/West Africa/FSU segment increased $140 million, or 38%, in the second quarter of 2010 compared to the same quarter of the prior year against a 40% rig count increase over the comparable period.
     On a year-to-date basis, revenues increased $225 million, or 31%, compared to the same period of 2009. This increase was largely attributable to our acquisition of OFS in July 2009.
     Operating income decreased one million, or 2% in the second quarter of 2010 compared to the same quarter of 2009 and decreased $27 million, or 19%, during the first six months of 2010 compared to the first six months of 2009. Operating margins were 13% in the second quarter of 2010 and 19% in the second quarter of 2009. On a year-to-date basis, margins decreased from 19% during the first six months of 2009 to 12% for the first six months of 2010. The decline in year-to-date operating income and margins was due to pricing declines and changes in sales mix over the comparable periods.
     Latin America
     Revenues in our Latin America segment decreased $55 million, or 12%, in the second quarter of 2010 as compared to the same quarter of the prior year against an average rig count increase of 10% over the comparable period. Revenues decreased $96 million, or 10%, during the first six months of 2010 compared to the same period of the prior year. The decline in revenue was mostly due to reduced project activity in Mexico, lower pricing and deterioration in the Venezuelan market.

     Operating income decreased $36 million, or 46%, and $101 million, or 60%, for the three and six months ended June 30, 2010, respectively, over the comparable periods of the prior year. Operating margins were 10% in the second quarter of 2010 and 17% in the second quarter of 2009. On a year-to-date basis, margins decreased from 18% during the first six months of 2009 to 8% for the first six months of 2010. The decline in operating income and operating margins was due to the reduced scale of project work in Mexico and lower pricing.
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
     Our committed borrowing facilities require us to maintain a debt-to-capitalization ratio of less than 60% and contain other covenants and representations customary for an investment-grade commercial credit. Our debt-to-capitalization ratio was 41.7% at June 30, 2010, which is in compliance with these covenants.
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

ITEM 4. CONTROLS AND PROCEDURES
     Evaluation of Disclosure Controls and Procedures
     At the time of our original Form 10-Q filing, our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”) concluded that our disclosure controls and procedures were effective as of June 30, 2010. Subsequent to that evaluation, our management, including the CEO and CFO, has re-evaluated the effectiveness of the design and operations of our disclosure controls and procedures as of the period covered by this report. Disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act of 1934, as amended (“Exchange Act”)) include controls and procedures designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and including that such information is accumulated and communicated to management, including the CEO and CFO, to allow timely decisions regarding required disclosure. Based on this re-evaluation and in connection therewith, the restatement of previously issued financial statements described below and the identification of a material weakness in internal control over financial reporting of income taxes described below, the CEO and CFO have concluded that our disclosure controls and procedures were not effective as of June 30, 2010.
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
     Changes in Internal Control Over Financial Reporting
     Our management, including the CEO and CFO, identified no change in our internal control over financial reporting that occurred during the quarter ended June 30, 2010 that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.
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

Period	No. of Shares	Average Price
April 1 — April 30, 2010	111,133	$16.71
May 1 — May 31, 2010	28,913	15.66
June 1 — June 30, 2010	115,489	13.73

ITEM 6. EXHIBITS
(a)	Exhibits:

Exhibit
Number	Description
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

10.2
Form of Performance Unit Award Agreement pursuant to Weather International Ltd. 2010 Omnibus Incentive Plan. (Incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2010 (File No. 1-34258) filed on August 3, 2010).

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

**101
The following materials from Weatherford International Ltd.’s Quarterly Report on Form 10-Q/A for the quarter ended June 30, 2010, formatted in XBRL (Extensible Business Reporting Language): (i) the unaudited Condensed Consolidated Balance Sheets, (ii) the unaudited Condensed Consolidated Statements of Income, (iii) the unaudited Condensed Consolidated Statements of Cash Flows, (iv) the unaudited Condensed Consolidated Statements of Comprehensive Income and (v) related notes to the unaudited Condensed Consolidated Financial Statements.

*	Filed with this Form 10-Q/A

**	Furnished with this Form 10-Q/A

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Weatherford International Ltd.
By	/s/ Andrew P. Becnel
Andrew P. Becnel
Senior Vice President and Chief Financial Officer (Principal Financial Officer)

Date: April 13, 2011