Form 10-Q/A
period 2010-09-30
Weatherford International Ltd./Switzerland
filed 2011-04-14
CIK 1453090

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

Yes ☐ No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:
As of October 25, 2010, there were 741,424,789 shares of Weatherford registered shares, 1.16 Swiss francs par value per share, outstanding.

PART I. FINANCIAL INFORMATION	3
ITEM 1. FINANCIAL STATEMENTS	3
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	36
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK	46
ITEM 4. CONTROLS AND PROCEDURES	48
PART II. OTHER INFORMATION	49
ITEM 1. LEGAL PROCEEDINGS	49
ITEM 1A. RISK FACTORS	49
ITEM 2. UNREGISTERED SALES OF EQUITY IN SECURITIES AND USE OF PROCEEDS	54
ITEM 6. EXHIBITS	55
SIGNATURES	56
EX-31.1
EX-31.2
EX-32.1
EX-32.2
EX-101 INSTANCE DOCUMENT
EX-101 SCHEMA DOCUMENT
EX-101 CALCULATION LINKBASE DOCUMENT
EX-101 LABELS LINKBASE DOCUMENT
EX-101 PRESENTATION LINKBASE DOCUMENT
EX-101 DEFINITION LINKBASE DOCUMENT
EXPLANATORY NOTE
     Weatherford International Ltd. (the “Company”) is filing this Amendment No. 1 to its Quarterly Report on Form 10-Q for the quarter ended September 30, 2010, which was originally filed on November 2, 2010 (the “Form 10-Q”), to restate financial information for the three and nine months ended September 30, 2010 and 2009 due to errors in the Company’s accounting for income taxes. The Company’s management identified a related material weakness with respect to its internal control over financial reporting for income taxes. Disclosures related to these matters are included in Part I, Item 4, under “Evaluation of Disclosure Controls and Procedures,” which describes the material weakness and management’s conclusion that our internal control over financial reporting for income taxes was not effective as of September 30, 2010. In addition, further details on the adjustments are included in Part I, Item 1. Financial Statements, under “Note 2. Restatement of Condensed Consolidated Financial Statements”.
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

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
WEATHERFORD INTERNATIONAL LTD. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except par value)

	September 30,	December 31,
	2010	2009
	(Restated)	(Restated)
	(unaudited)
ASSETS
Current Assets:
Cash and Cash Equivalents	$951,382	$252,519
Accounts Receivable, Net of Allowance for Uncollectible Accounts of $24,477 and $20,466, Respectively	2,529,003	2,510,948
Inventories	2,492,751	2,238,294
Current Deferred Tax Assets	260,128	259,077
Other Current Assets	655,005	721,115

Total Current Assets	6,888,269	5,981,953

Property, Plant and Equipment, Net of Accumulated Depreciation of $4,026,775 and $3,440,448, Respectively	6,931,216	6,989,379
Goodwill	4,141,972	4,156,105
Other Intangible Assets, Net of Accumulated Amortization of $428,276 and $359,052, Respectively	733,132	772,786
Equity Investments	537,505	533,138
Other Assets	353,155	263,329

Total Assets	$19,585,249	$18,696,690

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Short-term Borrowings and Current Portion of Long-term Debt	$582,628	$869,581
Accounts Payable	1,200,627	1,002,359
Income Taxes Payable	154,440	201,647
Other Current Liabilities	994,755	927,113

Total Current Liabilities	2,932,450	3,000,700
Long-term Debt	6,694,963	5,847,258
Other Liabilities	431,509	410,359

Total Liabilities	10,058,922	9,258,317

Shareholders’ Equity:
Shares, CHF 1.16 Par Value: Authorized 1,137,670 Shares, Conditionally Authorized 379,223 Shares, Issued 758,447 Shares at September 30, 2010; Authorized 1,093,303 Shares, Conditionally Authorized 364,434 Shares, Issued 758,447 Shares at December 31, 2009	761,077	761,077
Capital in Excess of Par Value	4,682,827	4,642,800
Treasury Shares, Net	(565,464)	(616,048)
Retained Earnings	4,435,176	4,456,770
Accumulated Other Comprehensive Income	143,123	114,742

Weatherford Shareholders’ Equity	9,456,739	9,359,341
Noncontrolling Interests	69,588	79,032

Total Shareholders’ Equity	9,526,327	9,438,373

Total Liabilities and Shareholders’ Equity	$19,585,249	$18,696,690

The accompanying notes are an integral part of these condensed consolidated financial statements.

WEATHERFORD INTERNATIONAL LTD. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(UNAUDITED)
(In thousands, except per share amounts)

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
	2010	2009	2010	2009
	(Restated)	(Restated)	(Restated)	(Restated)
Revenues:
Products	$910,653	$636,378	$2,522,867	$2,029,831
Services	1,619,099	1,508,569	4,775,115	4,368,174

	2,529,752	2,144,947	7,297,982	6,398,005
Costs and Expenses:
Cost of Products	640,752	529,905	1,817,693	1,619,359
Cost of Services	1,255,104	1,068,994	3,637,374	2,966,956
Research and Development	54,457	49,300	156,844	144,434
Selling, General and Administrative Attributable to Segments	257,063	298,203	1,012,853	905,402
Corporate General and Administrative	46,952	54,963	185,144	161,781

	2,254,328	2,001,365	6,809,908	5,797,932

Operating Income	275,424	143,582	488,074	600,073

Other Expense:
Interest Expense, Net	(99,318)	(90,285)	(290,376)	(274,846)
Bond Tender Premium	(10,731)	—	(10,731)	—
Devaluation of Venezuelan Bolivar	—	—	(63,859)	—
Other, Net	(12,277)	(11,046)	(35,681)	(28,456)

Income Before Income Taxes	153,098	42,251	87,427	296,771
Benefit (Provision) for Income Taxes	(54,159)	(4,911)	(97,384)	(93,056)

Net Income	98,939	37,340	(9,957)	203,715
Net Income Attributable to Noncontrolling Interests	(4,286)	(5,586)	(11,637)	(23,018)

Net Income Attributable to Weatherford	$94,653	$31,754	$(21,594)	$180,697

Earnings Per Share Attributable to Weatherford:
Basic	$0.13	$0.04	$(0.03)	$0.26
Diluted	$0.13	$0.04	$(0.03)	$0.25
Weighted Average Shares Outstanding:
Basic	745,502	724,114	742,192	707,621
Diluted	751,394	735,109	742,192	715,719
The accompanying notes are an integral part of these condensed consolidated financial statements.

WEATHERFORD INTERNATIONAL LTD. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(In thousands)

	Nine Months
	Ended September 30,
	2010	2009
	(Restated)	(Restated)
Cash Flows from Operating Activities:
Net Income (Loss)	$(9,957)	$203,715
Adjustments to Reconcile Net Income to Net Cash Provided by Operating Activities:
Depreciation and Amortization	775,484	654,096
Employee Share-Based Compensation Expense	75,167	85,136
Deferred Income Tax Benefit	(102,102)	(226,080)
Devaluation of Venezuelan Bolivar	63,859	—
Supplemental Executive Retirement Plan	38,021	—
Revaluation of Contingent Consideration	2,752	(27,368)
Other, Net	32,773	(16,496)
Change in Operating Assets and Liabilities, Net of Effect of Businesses Acquired
Accounts Receivable	(59,226)	213,708
Inventories	(273,887)	(125,689)
Accounts Payable	176,284	(95,918)
Other	16,683	(392,708)

Net Cash Provided by Operating Activities	735,851	272,396

Cash Flows from Investing Activities:
Capital Expenditures for Property, Plant and Equipment	(717,556)	(1,269,884)
Acquisitions of Businesses, Net of Cash Acquired	(58,417)	(4,749)
Acquisition of Intellectual Property	(20,784)	(22,702)
Purchase of Equity Investments in Unconsolidated Affiliates	(1,750)	(26,999)
Proceeds from Sale of Assets and Businesses, Net	191,115	113,720
Other Investing Activities	41,840	—

Net Cash Used by Investing Activities	(565,552)	(1,210,614)

Cash Flows from Financing Activities:
Borrowings (Repayments) of Short-term Debt, Net	(841,058)	(237,549)
Borrowings (Repayments) of Long-term Debt, Net	1,396,553	1,230,262
Other Financing Activities, Net	(7,403)	9,046

Net Cash Provided by Financing Activities	548,092	1,001,759

Effect of Exchange Rate Changes on Cash and Cash Equivalents	(19,528)	4,656
Net Increase in Cash and Cash Equivalents	698,863	68,197
Cash and Cash Equivalents at Beginning of Period	252,519	238,398

Cash and Cash Equivalents at End of Period	$951,382	$306,595

Supplemental Cash Flow Information:
Interest Paid	$354,677	$304,623
Income Taxes Paid, Net of Refunds	257,605	325,920
The accompanying notes are an integral part of these condensed consolidated financial statements.

WEATHERFORD INTERNATIONAL LTD. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(UNAUDITED)
(In thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
	(Restated)	(Restated)	(Restated)	(Restated)
Net Income (Loss)	$98,939	$37,340	$(9,957)	$203,715
Other Comprehensive Income:
Curtailment and Remeasurement of Supplemental Executive Retirement Plan	—	—	35,111	—
Amortization of Pension Components	173	1,936	1,819	6,464
Foreign Currency Translation Adjustment	143,587	146,155	(9,017)	306,377
Other	157	153	468	456

Comprehensive Income (Loss)	242,856	185,584	18,424	517,012
Comprehensive Income Attributable to Noncontrolling Interests	(4,286)	(5,586)	(11,637)	(22,897)

Comprehensive Income (Loss) Attributable to Weatherford	$238,570	$179,998	$6,787	$494,115

The accompanying notes are an integral part of these condensed consolidated financial statements.

WEATHERFORD INTERNATIONAL LTD. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
1. General
     The accompanying unaudited condensed consolidated financial statements of Weatherford International Ltd. and all majority-owned subsidiaries (the “Company”) are prepared in accordance with U.S. generally accepted accounting principles and include all adjustments of a normal recurring nature which, in the opinion of management, are necessary to present fairly our Condensed Consolidated Balance Sheet at September 30, 2010, Condensed Consolidated Statements of Income, Condensed Consolidated Statements of Comprehensive Income and Condensed Consolidated Statements of Cash Flows for the three and nine months ended September 30, 2010 and 2009. Although we believe the disclosures in these financial statements are adequate to make the restated interim information presented not misleading, certain information relating to our organization and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles have been condensed or omitted in this Form 10-Q/A pursuant to U.S. Securities and Exchange Commission (“SEC”) rules and regulations. These financial statements should be read in conjunction with the consolidated financial statements for the year ended December 31, 2009 as restated and presented in our Annual Report on Form 10-K for the year ended December 31, 2010. The restated results of operations for the three and nine months ended September 30, 2010 are not necessarily indicative of the results expected for the full year.
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

WEATHERFORD INTERNATIONAL LTD. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
2.  Restatement of Condensed Consolidated Financial Statements
     We identified a material weakness in our internal controls over the accounting for income taxes in 2010 that resulted in the identification of certain errors in our income tax accounts. The correction of these errors resulted in restatements of our previously reported financial statements as of and for the years ended December 31, 2009 and 2008, including beginning retained earnings in 2008, and our condensed consolidated financial statements for each of the quarters within 2009 and 2010. The restated annual results for 2008 and 2009 were included in our 2010 Annual Report on Form 10-K. In addition, we have amended this Quarterly Report on Form 10-Q to restate results as of September 30, 2010 and for the three and nine month periods ended September 30, 2010 and 2009.
     The most significant adjustment for the errors identified relates to the correction of our accounting for the income tax consequences of certain intercompany transactions that were inappropriately tax-effected over multiple years. This error resulted in the understatement of income tax expense by $63 million and $91 million for the nine months ended September 30, 2010 and 2009, respectively. We also recorded other adjustments to our tax provision to correct for certain errors and items recorded in the improper period. These adjustments were not recorded previously as we concluded that they were not material to the respective periods. These other adjustments resulted in an increase to our tax provision during the nine months ended September 30, 2010 of $27 million, which is primarily comprised of minimum tax in Mexico. Our tax provision was reduced by $2 million during the nine months ended September 30, 2009 for these other tax adjustments.
     In addition, we recorded other adjustments to correct for previously identified immaterial errors affecting operating income that were recorded in improper periods. These adjustments were not recorded previously as we concluded that these adjustments were not material to the respective periods. During the nine months ended September 30, 2010 and 2009, operating income was reduced by $10 million and $14 million, respectively. The impact of these adjustments reduced operating cash flows by $2 million and $3 million for the nine months ended September, 30, 2010 and 2009, respectively.

WEATHERFORD INTERNATIONAL LTD. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
     The following tables summarize the impact of these adjustments on our previously reported results filed on our Quarterly Report on Form 10-Q for the three and nine months ended September 30, 2010 and 2009.
     The effects of the restatements on our condensed consolidated income statement for the quarter ended September 30, 2010 follows:

	Three Months Ended September 30, 2010
	Previously
	Reported	Adjustments	Restated
	(In thousands, except per share amounts)
Revenues:
Products	$910,653	$—	$910,653
Services	1,623,504	(4,405)	1,619,099

	2,534,157	(4,405)	2,529,752
Costs and Expenses:
Cost of Products	640,752	—	640,752
Cost of Services	1,259,247	(4,143)	1,255,104
Research and Development	54,457	—	54,457
Selling, General and Administrative Attributable to Segments	254,072	2,991	257,063
Corporate General and Administrative	47,014	(62)	46,952

	2,255,542	(1,214)	2,254,328

Operating Income	278,615	(3,191)	275,424

Other Expense:
Interest Expense, Net	(99,318)	—	(99,318)
Bond Tender Premium	(10,731)	—	(10,731)
Other, Net	(12,277)	—	(12,277)

Income Before Income Taxes	156,289	(3,191)	153,098
Provision for Income Taxes	(7,157)	(47,002)	(54,159)

Net Income	149,132	(50,193)	98,939
Net Income Attributable to Noncontrolling Interests	(4,286)	—	(4,286)

Net Income Attributable to Weatherford	$144,846	$(50,193)	$94,653

Earnings Per Share Attributable to Weatherford:
Basic	$0.19	$(0.06)	$0.13
Diluted	$0.19	$(0.06)	$0.13

Weighted Average Shares Outstanding:
Basic	745,502	—	745,502
Diluted	751,394	—	751,394

WEATHERFORD INTERNATIONAL LTD. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
     The effects of the restatements on our condensed consolidated income statement for the quarter ended September 30, 2009 follows:

	Three Months Ended September 30, 2009
	Previously
	Reported	Adjustments	Restated
	(In thousands, except per share amounts)
Revenues:
Products	$636,378	$—	$636,378
Services	1,513,501	(4,932)	1,508,569

	2,149,879	(4,932)	2,144,947
Costs and Expenses:
Cost of Products	526,960	2,945	529,905
Cost of Services	1,082,281	(13,287)	1,068,994
Research and Development	49,300	—	49,300
Selling, General and Administrative Attributable to Segments	287,453	10,750	298,203
Corporate General and Administrative	53,963	1,000	54,963

	1,999,957	1,408	2,001,365

Operating Income	149,922	(6,340)	143,582

Other Expense:
Interest Expense, Net	(90,285)	—	(90,285)
Other, Net	(11,046)	—	(11,046)

Income Before Income Taxes	48,591	(6,340)	42,251
Benefit for Income Taxes	34,369	(39,280)	(4,911)

Net Income	82,960	(45,620)	37,340
Net Income Attributable to Noncontrolling Interests	(5,586)	—	(5,586)

Net Income Attributable to Weatherford	$77,374	$(45,620)	$31,754

Earnings Per Share Attributable to Weatherford:
Basic	$0.11	$(0.07)	$0.04
Diluted	$0.11	$(0.07)	$0.04

Weighted Average Shares Outstanding:
Basic	724,114	—	724,114
Diluted	735,109	—	735,109

WEATHERFORD INTERNATIONAL LTD. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
     The effects of the restatements on our condensed consolidated balance sheet for the nine months ended September 30, 2010 follows:

	Nine Months Ended September 30, 2010
	Previously
	Reported	Adjustments	Restated
	(In thousands, except per share amounts)
Revenues:
Products	$2,522,867	$—	$2,522,867
Services	4,787,809	(12,694)	4,775,115

	7,310,676	(12,694)	7,297,982
Costs and Expenses:
Cost of Products	1,817,693	—	1,817,693
Cost of Services	3,640,504	(3,130)	3,637,374
Research and Development	156,844	—	156,844
Selling, General and Administrative Attributable to Segments	1,009,915	2,938	1,012,853
Corporate General and Administrative	187,330	(2,186)	185,144

	6,812,286	(2,378)	6,809,908

Operating Income	498,390	(10,316)	488,074

Other Expense:
Interest Expense, Net	(290,376)	—	(290,376)
Bond Tender Premium	(10,731)	—	(10,731)
Devaluation of Venezuelan Bolivar	(63,859)	—	(63,859)
Other, Net	(35,681)	—	(35,681)

Income Before Income Taxes	97,743	(10,316)	87,427
Provision for Income Taxes	(7,833)	(89,551)	(97,384)

Net Income (Loss)	89,910	(99,867)	(9,957)
Net Income Attributable to Noncontrolling Interests	(11,637)	—	(11,637)

Net Income (Loss) Attributable to Weatherford	$78,273	$(99,867)	$(21,594)

Earnings Per Share Attributable to Weatherford:
Basic	$0.11	$(0.14)	$(0.03)
Diluted	$0.10	$(0.13)	$(0.03)

Weighted Average Shares Outstanding:
Basic	742,192	—	742,192
Diluted	748,382	(6,190)	742,192

WEATHERFORD INTERNATIONAL LTD. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
     The effects of the restatement on our condensed consolidated income statement for the nine months ended September 30, 2009 follows:

	Nine Months Ended September 30, 2009
	Previously
	Reported	Adjustments	Restated
	(In thousands, except per share amounts)
Revenues:
Products	$2,029,831	$—	$2,029,831
Services	4,371,021	(2,847)	4,368,174

	6,400,852	(2,847)	6,398,005

Costs and Expenses:
Cost of Products	1,621,196	(1,837)	1,619,359
Cost of Services	2,965,407	1,549	2,966,956
Research and Development	144,434	—	144,434
Selling, General and Administrative Attributable to Segments	892,822	12,580	905,402
Corporate General and Administrative	162,981	(1,200)	161,781

	5,786,840	11,092	5,797,932

Operating Income	614,012	(13,939)	600,073

Other Expense:
Interest Expense, Net	(274,846)	—	(274,846)
Other, Net	(28,456)	—	(28,456)

Income Before Income Taxes	310,710	(13,939)	296,771
Provision for Income Taxes	(3,535)	(89,521)	(93,056)

Net Income	307,175	(103,460)	203,715
Net Income Attributable to Noncontrolling Interests	(23,018)	—	(23,018)

Net Income Attributable to Weatherford	$284,157	$(103,460)	$180,697

Earnings Per Share Attributable to Weatherford:
Basic	$0.40	$(0.14)	$0.26
Diluted	$0.40	$(0.15)	$0.25

Weighted Average Shares Outstanding:
Basic	707,621	—	707,621
Diluted	715,719	—	715,719

WEATHERFORD INTERNATIONAL LTD. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
The effects of the restatements on our condensed consolidated balance sheet at September 30, 2010 follows:

	September 30, 2010
	Previously
	Reported	Adjustments	Restated
	(In thousands)
Current Assets:
Cash and Cash Equivalents	$951,382	$—	$951,382
Accounts Receivable	2,535,625	(6,622)	2,529,003
Inventories	2,493,289	(538)	2,492,751
Current Deferred Tax Assets	260,128	—	260,128
Other Current Assets	943,740	(288,735)	655,005

Total Current Assets	7,184,164	(295,895)	6,888,269

Property, Plant and Equipment at Cost	10,957,991	—	10,957,991
Less Accumulated Depreciation	4,026,775	—	4,026,775

	6,931,216	—	6,931,216

Goodwill	4,141,972	—	4,141,972
Other Intangible Assets	741,796	(8,664)	733,132
Equity Investments	537,505	—	537,505
Other Assets	347,790	5,365	353,155

Total Assets	$19,884,443	$(299,194)	$19,585,249

Current Liabilities:
Short-term Borrowings and Current Portion of Long-term Debt	$582,628	$—	$582,628
Accounts Payable	1,200,627	—	1,200,627
Income Taxes Payable	4,390	150,050	154,440
Other Current Liabilities	980,467	14,288	994,755

Total Current Liabilities	2,768,112	164,338	2,932,450

Long-term Debt	6,694,963	—	6,694,963
Other Liabilities	434,843	(3,334)	431,509

Total Liabilities	9,897,918	161,004	10,058,922

Shareholders’ Equity:
Shares	761,077	—	761,077
Capital in Excess of Par Value	4,682,827	—	4,682,827
Treasury Shares, at Cost	(565,464)	—	(565,464)
Retained Earnings	4,895,374	(460,198)	4,435,176
Accumulated Other Comprehensive Income	143,123	—	143,123

Weatherford Shareholders’ Equity	9,916,937	(460,198)	9,456,739
Noncontrolling Interests	69,588	—	69,588

Total Shareholders’ Equity	9,986,525	(460,198)	9,526,327

Total Liabilities and Shareholders’ Equity	$19,884,443	$(299,194)	$19,585,249

WEATHERFORD INTERNATIONAL LTD. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
The effects of the restatements on our condensed consolidated cash flow for the nine months ended September 30, 2010 follows:

	Nine Months Ended September 30, 2010
	Previously
	Reported	Adjustments	Restated
	(In thousands)
Cash Flows From Operating Activities:
Net Income (Loss)	$89,910	$(99,867)	$(9,957)
Adjustments to Reconcile Net Income to Net Cash Provided by Operating Activities:
Depreciation and Amortization	776,745	(1,261)	775,484
Employee Share-Based Compensation Expense	75,167	—	75,167
Deferred Income Tax Benefit	(112,053)	9,951	(102,102)
Devaluation of Venezuelan Bolivar	63,859	—	63,859
Supplemental Executive Retirement Plan	38,021	—	38,021
Revaluation of Contingent Consideration	(448)	3,200	2,752
Other, Net	42,302	(9,529)	32,773
Change in Operating Assets and Liabilities, Net of Effect of Businesses Acquired:
Accounts Receivable	(71,920)	12,694	(59,226)
Inventories	(272,957)	(930)	(273,887)
Accounts Payable	176,284	—	176,284
Other	(67,334)	84,017	16,683

Net Cash Provided by Operating Activities	737,576	(1,725)	735,851

Cash Flows from Investing Activities:
Capital Expenditures for Property, Plant and Equipment	(717,556)	—	(717,556)
Acquisitions of Businesses, Net of Cash Acquired	(58,417)	—	(58,417)
Acquisition of Intellectual Property	(22,509)	1,725	(20,784)
Acquisition of Equity Investments in Unconsolidated Affiliates	(1,750)	—	(1,750)
Proceeds from Sale of Assets and Businesses, Net	191,115	—	191,115
Other Investing Activities	41,840	—	41,840

Net Cash Used by Investing Activities	(567,277)	1,725	(565,552)

Cash Flows From Financing Activities:
Borrowings (Repayments) of Short-term Debt, Net	(841,058)	—	(841,058)
Borrowings (Repayments) of Long-term Debt, Net	1,396,553	—	1,396,553
Other Financing Activities, Net	(7,403)	—	(7,403)

Net Cash Provided by Financing Activities	548,092	—	548,092

Effect of Exchange Rate Changes on Cash and Cash Equivalents	(19,528)	—	(19,528)

Net Increase in Cash and Cash Equivalents	698,863	—	698,863
Cash and Cash Equivalents at Beginning of Year	252,519	—	252,519

Cash and Cash Equivalents at End of Year	$951,382	$—	$951,382

WEATHERFORD INTERNATIONAL LTD. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
The effects of the restatements on our condensed consolidated cash flow for the nine months ended September 30, 2009 follows:

	Nine Months Ended September 30, 2009
	Previously
	Reported	Adjustments	Restated
	(In thousands)
Cash Flows From Operating Activities:
Net Income	$307,175	$(103,460)	$203,715
Adjustments to Reconcile Net Income to Net Cash Provided by Operating Activities:
Depreciation and Amortization	652,996	1,100	654,096
Employee Share-Based Compensation Expense	85,136	—	85,136
Deferred Income Tax Benefit	(209,864)	(16,216)	(226,080)
Revaluation of Contingent Consideration	(27,368)	—	(27,368)
Other, Net	(17,397)	901	(16,496)
Change in Operating Assets and Liabilities, Net of Effect of Businesses Acquired:
Accounts Receivable	210,861	2,847	213,708
Inventories	(122,252)	(3,437)	(125,689)
Accounts Payable	(95,918)	—	(95,918)
Other	(508,323)	115,615	(392,708)

Net Cash Provided by Operating Activities	275,046	(2,650)	272,396

Cash Flows from Investing Activities:
Capital Expenditures for Property, Plant and Equipment	(1,269,884)	—	(1,269,884)
Acquisitions of Businesses, Net of Cash Acquired	(4,749)	—	(4,749)
Acquisition of Intellectual Property	(25,352)	2,650	(22,702)
Acquisition of Equity Investments in Unconsolidated Affiliates	(26,999)	—	(26,999)
Proceeds from Sale of Assets and Businesses, Net	113,720	—	113,720

Net Cash Used by Investing Activities	(1,213,264)	2,650	(1,210,614)

Cash Flows From Financing Activities:
Borrowings (Repayments) of Short-term Debt, Net	(237,549)	—	(237,549)
Borrowings (Repayments) of Long-term Debt, Net	1,230,262	—	1,230,262
Other Financing Activities, Net	9,046	—	9,046

Net Cash Provided by Financing Activities	1,001,759	—	1,001,759

Effect of Exchange Rate Changes on Cash and Cash Equivalents	4,656	—	4,656

Net Increase in Cash and Cash Equivalents	68,197	—	68,197
Cash and Cash Equivalents at Beginning of Year	238,398	—	238,398

Cash and Cash Equivalents at End of Year	$306,595	—	$306,595

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
     Accounting guidance for business combinations requires contingent consideration to be recognized at its acquisition date fair value. Based on the terms of the arrangement, we classified the contingent consideration for the OFS acquisition as a liability. Such liabilities are required to be remeasured to fair value at each reporting date until the contingency is resolved, with changes in fair value being recognized in earnings. We estimated the fair value of the contingent consideration for the OFS acquisition to be a liability of $84 million at the date of acquisition, $60 million at December 31, 2009 and $152 million at June 30, 2010. This liability was estimated to have a fair value of $62 million at September 30, 2010, resulting in the recognition of a gain of $90 million for the three months ended September 30, 2010, offsetting the $92 million loss incurred during the first six months of 2010. This gain was recorded in the Selling, General and Administrative Attributable to Segments line in the Condensed Consolidated Statements of Income. The valuation of the contingent consideration was determined using a lattice-based model incorporating the term of the contingency, the price of our shares over the relevant periods and the volatility of our stock price.
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
4. Inventories
     The components of inventory were as follows:

	September 30,	December 31,
	2010	2009
	(Restated)	(Restated)
	(In thousands)
Raw materials, components and supplies	$366,969	$328,253
Work in process	116,250	115,564
Finished goods	2,009,532	1,794,477

	$2,492,751	$2,238,294

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
     The following table presents our non-derivative assets and liabilities that are measured and recognized at fair value on a recurring basis classified under the appropriate level of the fair value hierarchy as of September 30, 2010 and December 31, 2009:

	September 30, 2010
	Level 1	Level 2	Level 3	Total
		(In thousands)
Other Assets:
Other investments	$—	$—	$—	$—
Other Current Liabilities:
Contingent consideration on acquisition (See Note 3)	—	—	62,315	62,315

	December 31, 2009
	Level 1	Level 2	Level 3	Total
			(Restated)	(Restated)
		(In thousands)
Other Assets:
Other investments	$—	$40,822	$—	$40,822
Other Current Liabilities:
Contingent consideration on acquisition (See Note 3)	—	—	59,563	59,563

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

WEATHERFORD INTERNATIONAL LTD. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
     The following table provides a summary of changes in fair value of our Level 3 financial liability for the three and nine months ended September 30, 2010:

	Three	Nine
	Months Ended	Months Ended
	September 30,	September 30,
	2010	2010
	(Restated)
	(In thousands)
Balance at beginning of period	$152,326	$59,563
Unrealized gain on contingent consideration on acquisition included in earnings	(90,011)	2,752

Balance at end of period	$62,315	$62,315

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
9. Income Taxes
     For the three months ended September 30, 2010, we had a tax provision of $54 million on income before taxes of $153 million. Our income before taxes for the three months ended September 30, 2010 includes a $90 million gain on the fair value adjustment to the put option issued in connection the OFS acquisition for which no tax expense has been recorded. For the nine months ended September 30, 2010, we had a provision of $97 million on income before taxes of $87 million that includes curtailment expense on our SERP for which no related tax benefit was recorded. Our tax provision for the nine months ended September 30, 2010 includes minimum tax in Mexico and the tax impact of changes in our geographic earnings mix, both of which are partially offset by a tax benefit related to the devaluation of the Venezuelan bolivar. For the three months ended September 30, 2009, we had a tax provision of $5 million. Our effective tax rates were 11.6% and 31.4% for the three and nine months ended September 30, 2009.
10. Shareholders’ Equity
     The following summarizes our shareholders’ equity activity for the nine months ended September 30, 2010 and 2009:

			Noncontrolling
	Total	Company	Interests in
	Shareholders’	Shareholders’	Consolidated
	Equity	Equity	Subsidiaries
	(Restated)	(Restated)
		(In thousands)
Balance at December 31, 2009	$9,438,373	$9,359,341	$79,032
Comprehensive Income:
Net Income	(9,957)	(21,594)	11,637
Curtailment and Remeasurement of Supplemental Executive Retirement Plan	35,111	35,111	—
Amortization of Pension Components	1,819	1,819	—
Foreign Currency Translation Adjustments	(9,017)	(9,017)	—
Other	468	468	—

Comprehensive Income	18,424	6,787	11,637
Transactions with Shareholders	90,611	90,611	—
Dividends Paid to Noncontrolling Interests	(21,378)	—	(21,378)
Other	297	—	297

Balance at September 30, 2010	$9,526,327	$9,456,739	$69,588

WEATHERFORD INTERNATIONAL LTD. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

			Noncontrolling
	Total	Company	Interests in
	Shareholders’	Shareholders’	Consolidated
	Equity	Equity	Subsidiaries
	(Restated)	(Restated)
		(In thousands)
Balance at December 31, 2008	$8,128,593	$8,048,192	$80,401
Comprehensive Income:
Net Income	203,715	180,697	23,018
Amortization of Pension Components	6,464	6,464	—
Foreign Currency Translation Adjustments	306,377	306,498	(121)
Other	456	456	—

Comprehensive Income	517,012	494,115	22,897
Transactions with Shareholders	752,005	752,005	—
Dividends Paid to Noncontrolling Interests	(25,047)	—	(25,047)
Other	3,118	—	3,118

Balance at September 30, 2009	$9,375,681	$9,294,312	$81,369

10. Earnings Per Share
     Basic earnings per share for all periods presented equals net income divided by the weighted average number of our shares outstanding during the period. Diluted earnings per share is computed by dividing net income by the weighted average number of our shares outstanding during the period, adjusted for the dilutive effect of our stock options, restricted shares, performance units and our outstanding warrants. Our diluted earnings per share calculation excludes three million potential shares for the three and nine months ended September 30, 2010, three million potential shares for the three months ended September 30, 2009 and nine million potential shares for the nine months ended September 30, 2009, due to their antidilutive effect. Our diluted earnings per share calculation for the nine months ended September 30, 2010 also excludes six million potential shares that would have been included if we had net income for that year, but are excluded as we had a net loss and their inclusion would have been anti-dilutive.
     The following reconciles basic and diluted weighted average of shares outstanding:

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
	2010	2009	2010	2009
			(Restated)
		(In thousands)
Basic weighted average shares outstanding	745,502	724,114	742,192	707,621
Dilutive effect of:
Warrants	553	3,163	—	1,756
Stock options and restricted shares	5,339	7,832	—	6,342

Diluted weighted average shares outstanding	751,394	735,109	742,192	715,719

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

WEATHERFORD INTERNATIONAL LTD. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
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
14. Segment Information
     Financial information by segment is summarized below. Revenues are attributable to countries based on the ultimate destination of the sale of products or performance of services. Results for the three and nine months ended September 30, 2010 and 2009 have been restated to correct for previously identified immaterial errors affecting operating income that were recorded in improper periods (See Note 2).

	Three Months Ended September 30, 2010
	Net	Income	Depreciation	Total Assets at
	Operating	from	and	September 30,
	Revenues	Operations	Amortization	2010
	(Restated)	(Restated)	(Restated)	(Restated)
	(In thousands)
North America	$1,096,963	$199,029	$81,843	$6,427,092
Middle East/North Africa/Asia	601,215	65,718	75,968	4,758,770
Europe/West Africa/FSU	496,113	63,236	56,960	3,764,450
Latin America (a)	335,461	(35,182)	46,527	2,753,745

	2,529,752	292,801	261,298	17,704,057
Corporate and Research and Development (b)	—	(96,364)	5,911	1,881,192
Revaluation of Contingent Consideration	—	90,011	—	—
Other (c)	—	(11,024)	—	—

Total	$2,529,752	$275,424	$267,209	$19,585,249

	Three Months Ended September 30, 2009
	Net	Income	Depreciation	Total Assets at
	Operating	from	and	December 31,
	Revenues	Operations	Amortization	2009
	(Restated)	(Restated)	(Restated)	(Restated)
	(In thousands)
North America	$617,288	$25,088	$79,737	$6,347,978
Middle East/North Africa/Asia	598,667	98,059	65,771	4,572,498
Europe/West Africa/FSU	404,006	38,439	45,964	3,586,895
Latin America	524,986	67,087	43,403	3,125,376

	2,144,947	228,673	234,875	17,632,747
Corporate and Research and Development	—	(94,572)	4,134	1,063,943
Revaluation of Contingent Consideration	—	27,368	—	—
Other (d)	—	(17,887)	—	—

Total	$2,144,947	$143,582	$239,009	$18,696,690

(a)	The three months ended September 30, 2010 includes a $76 million charge for revisions to our profitability estimates on our project management contracts in Mexico, as the client requested a slowdown in drilling activity to near zero while they re-evaluated the pace of drilling and capital expenditures in the current year.

(b)	Total assets at September 30, 2010 include the remaining cash proceeds from the September 2010 debt offering. This cash was subsequently used to repurchase the remaining bonds tendered in October 2010.

(c)	The three months ended September 30, 2010 includes $8 million for severance and facility closure costs and $3 million for legal and professional fees incurred in connection with our on-going investigations.

(d)	The three months ended September 30, 2009 includes $9 million for legal and professional fees incurred in connection with on-going investigations by the U.S. government and $9 million for severance charges associated with reorganization activities.

WEATHERFORD INTERNATIONAL LTD. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

	Nine Months Ended September 30, 2010
	Net	Income	Depreciation
	Operating	from	and
	Revenues	Operations	Amortization
	(Restated)	(Restated)	(Restated)
	(In thousands)
North America	$2,903,238	$434,462	$243,543
Middle East/North Africa/Asia	1,765,873	215,425	223,397
Europe/West Africa/FSU	1,456,049	176,900	158,602
Latin America (e)	1,172,822	32,883	133,759

	7,297,982	859,670	759,301
Corporate and Research and Development	—	(286,479)	16,183
Revaluation of Contingent Consideration	—	(2,752)	—
Other (f)	—	(82,365)	—

Total	$7,297,982	$488,074	$775,484

WEATHERFORD INTERNATIONAL LTD. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

	Nine Months Ended September 30, 2009
	Net	Income	Depreciation
	Operating	from	and
	Revenues	Operations	Amortization
	(Restated)	(Restated)	(Restated)
	(In thousands)
North America	$2,021,920	$143,348	$232,088
Middle East/North Africa/Asia	1,778,292	354,839	184,326
Europe/West Africa/FSU	1,139,177	179,516	115,832
Latin America	1,458,616	236,610	109,816

	6,398,005	914,313	642,062
Corporate and Research and Development	—	(267,939)	12,034
Revaluation of Contingent Consideration	—	27,368	—
Other (g)	—	(73,669)	—

Total	$6,398,005	$600,073	$654,096

(e)	The nine months ended September 30, 2010 includes a $76 million charge for revisions to our profitability estimates on our project management contracts in Mexico.

(f)	The nine months ended September 30, 2010 includes a $38 million charge related to our SERP which was frozen on March 31, 2010, $44 million for severance and facility closure costs and $5 million for legal and professional fees incurred in connection with our on-going investigations. These charges were offset by a $5 million benefit related to the reversal of prior cost accruals for our exit from certain sanctioned countries.

(g)	The nine months ended September 30, 2009 includes $36 million for legal and professional fees incurred in connection with on-going investigations by the U.S. government, $34 million for severance and facility closure costs associated with reorganization activities and $4 million in costs related to the Company’s withdrawal from certain sanctioned countries.
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

WEATHERFORD INTERNATIONAL LTD. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
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

WEATHERFORD INTERNATIONAL LTD. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
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
17. Condensed Consolidating Financial Statements
     As discussed in Note 2, we have restated results of operations and cash flows for the three and nine months ended September 30, 2010 and 2009 and we have restated our financial position at September 30, 2010 and December 31, 2009.
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

WEATHERFORD INTERNATIONAL LTD. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
Condensed Consolidating Balance Sheet
September 30, 2010
(Restated)
(unaudited)
(In thousands)

				Other
	Parent	Bermuda	Delaware	Subsidiaries	Eliminations	Consolidation
ASSETS

Current Assets:
Cash and Cash Equivalents	$4,966	$343,053	$281,677	$321,686	$—	$951,382
Other Current Assets	9,654	5,794	99,766	5,821,673	—	5,936,887

Total Current Assets	14,620	348,847	381,443	6,143,359	—	6,888,269

Equity Investments in Affiliates	9,109,925	15,138,459	7,248,899	11,438,346	(42,935,629)	—
Shares Held in Parent	—	—	96,663	468,801	(565,464)	—
Intercompany Receivables, Net	—	2,217,952	598,376	—	(2,816,328)	—
Other Assets	8,508	37,177	232,212	12,419,083	—	12,696,980

Total Assets	$9,133,053	$17,742,435	$8,557,593	$30,469,589	$(46,317,421)	$19,585,249

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current Liabilities:
Short-term Borrowings and Current Portion of Long-term Debt	$—	$221,435	$342,604	$18,589	$—	$582,628
Accounts Payable and Other Current Liabilities	88,064	72,748	137,090	2,051,920	—	2,349,822

Total Current Liabilities	88,064	294,183	479,694	2,070,509	—	2,932,450

Long-term Debt	—	5,167,966	1,515,026	11,971	—	6,694,963
Intercompany Payables, Net	162,982	—	—	2,653,346	(2,816,328)	—
Other Long-term Liabilities	5,188	79,272	2,164	344,885	—	431,509

Total Liabilities	256,234	5,541,421	1,996,884	5,080,711	(2,816,328)	10,058,922

Weatherford Shareholders’ Equity	8,876,819	12,201,014	6,560,709	25,319,290	(43,501,093)	9,456,739
Noncontrolling Interests	—	—	—	69,588	—	69,588

Total Liabilities and Shareholders’ Equity	$9,133,053	$17,742,435	$8,557,593	$30,469,589	$(46,317,421)	$19,585,249

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

WEATHERFORD INTERNATIONAL LTD. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
Condensed Consolidating Statements of Income
Three Months Ended September 30, 2010
(Restated)
(unaudited)
(In thousands)

				Other
	Parent	Bermuda	Delaware	Subsidiaries	Eliminations	Consolidation
Revenues	$—	$—	$—	$2,529,752	$—	$2,529,752
Costs and Expenses	52,507	(724)	(716)	(2,305,395)	—	(2,254,328)

Operating Income (Loss)	52,507	(724)	(716)	224,357	—	275,424

Other Income (Expense):
Interest Income (Expense), Net	(35)	(68,428)	(30,431)	(424)	—	(99,318)
Bond Tender Premium	—	—	(10,731)	—	—	(10,731)
Devaluation of Venezuelan Bolivar	—	—	—	—	—	—
Intercompany Charges, Net	(10,604)	542	(44,386)	54,448	—	—
Equity in Subsidiary Income (Loss)	52,759	71,414	366,072	—	(490,245)	—
Other, Net	26	27,940	(236)	(40,007)	—	(12,277)

Income (Loss) Before Income Taxes	94,653	30,744	279,572	238,374	(490,245)	153,098
Provision for Income Taxes	—	(4)	37,863	(92,018)	—	(54,159)

Net Income (Loss)	94,653	30,740	317,435	146,356	(490,245)	98,939
Noncontrolling Interests	—	—	—	(4,286)	—	(4,286)

Net Income (Loss) Attributable to Weatherford	$94,653	$30,740	$317,435	$142,070	$(490,245)	$94,653

Condensed Consolidating Statements of Income
Three Months Ended September 30, 2009
(Restated)
(unaudited)
(In thousands)

				Other
	Parent	Bermuda	Delaware	Subsidiaries	Eliminations	Consolidation
Revenues	$—	$—	$—	$2,144,947	$—	$2,144,947
Costs and Expenses	(1,356)	(5,176)	(448)	(1,994,385)	—	(2,001,365)

Operating Income (Loss)	(1,356)	(5,176)	(448)	150,562	—	143,582

Other Income (Expense):
Interest Income (Expense), Net	—	(61,397)	(28,762)	(126)	—	(90,285)
Intercompany Charges, Net	(27,521)	1,291	(38,486)	64,716	—	—
Equity in Subsidiary Income	60,622	64,776	80,546	—	(205,944)	—
Other, Net	9	54,116	(23)	(65,148)	—	(11,046)

Income (Loss) Before Income Taxes	31,754	53,610	12,827	150,004	(205,944)	42,251
Provision for Income Taxes	—	—	30,528	(35,439)	—	(4,911)

Net Income (Loss)	31,754	53,610	43,355	114,565	(205,944)	37,340
Noncontrolling Interests	—	—	—	(5,586)	—	(5,586)

Net Income (Loss) Attributable to Weatherford	$31,754	$53,610	$43,355	$108,979	$(205,944)	$31,754

WEATHERFORD INTERNATIONAL LTD. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
Condensed Consolidating Statements of Income
Nine Months Ended September 30, 2010
(Restated)
(unaudited)
(In thousands)

				Other
	Parent	Bermuda	Delaware	Subsidiaries	Eliminations	Consolidation
Revenues	$—	$—	$—	$7,297,982	$—	$7,297,982
Costs and Expenses	(42,384)	(43,352)	(1,967)	(6,722,205)	—	(6,809,908)

Operating Income (Loss)	(42,384)	(43,352)	(1,967)	575,777	—	488,074

Other Income (Expense):
Interest Income (Expense), Net	(982)	(198,470)	(88,456)	(2,468)	—	(290,376)
Bond Tender Premium	—	—	(10,731)	—	—	(10,731)
Devaluation of Venezuelan Bolivar	—	—	—	(63,859)	—	(63,859)
Intercompany Charges, Net	(21,972)	2,289	(130,257)	149,940	—	—
Equity in Subsidiary Income	43,774	65,775	721,199	—	(830,748)	—
Other, Net	(30)	185,191	(646)	(220,196)	—	(35,681)

Income (Loss) Before Income Taxes	(21,594)	11,433	489,142	439,194	(830,748)	87,427
Provision for Income Taxes	—	(4)	72,683	(170,063)	—	(97,384)

Net Income (Loss)	(21,594)	11,429	561,825	269,131	(830,748)	(9,957)
Noncontrolling Interests	—	—	—	(11,637)	—	(11,637)

Net Income (Loss) Attributable to Weatherford	$(21,594)	$11,429	$561,825	$257,494	$(830,748)	$(21,594)

Condensed Consolidating Statements of Income
Nine Months Ended September 30, 2009
(Restated)
(unaudited)
(In thousands)

				Other
	Parent	Bermuda	Delaware	Subsidiaries	Eliminations	Consolidation
Revenues	$—	$—	$—	$6,398,005	$—	$6,398,005
Costs and Expenses	(2,074)	(15,767)	(1,324)	(5,778,767)	—	(5,797,932)

Operating Income (Loss)	(2,074)	(15,767)	(1,324)	619,238	—	600,073

Other Income (Expense):
Interest Income (Expense), Net	—	(191,515)	(85,928)	2,597	—	(274,846)
Intercompany Charges, Net	(27,530)	5,095	(98,587)	121,022	—	—
Equity in Subsidiary Income	210,299	255,397	322,586	—	(788,282)	—
Other, Net	2	150,077	(356)	(178,179)	—	(28,456)

Income (Loss) from Continuing Operations Before Income Taxes	180,697	203,287	136,391	564,678	(788,282)	296,771
Provision for Income Taxes	—	—	64,986	(158,042)	—	(93,056)

Net Income (Loss)	180,697	203,287	201,377	406,636	(788,282)	203,715
Noncontrolling Interests	—	—	—	(23,018)	—	(23,018)

Net Income (Loss) Attributable to Weatherford	$180,697	$203,287	$201,377	$383,618	$(788,282)	$180,697

WEATHERFORD INTERNATIONAL LTD. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
Condensed Consolidating Statement of Cash Flows
Nine Months Ended September 30, 2010
(unaudited)
(In thousands)

				Other
	Parent	Bermuda	Delaware	Subsidiaries	Eliminations	Consolidation
Cash Flows from Operating Activities:
Net Income (Loss)	$(21,594)	$11,429	$561,825	$269,131	$(830,748)	$(9,957)
Adjustments to Reconcile Net Income (Loss) to Net Cash Provided (Used) by Operating Activities:
Charges from Parent or Subsidiary	21,972	(2,289)	130,257	(149,940)	—	—
Equity in (Earnings) Loss of Affiliates	(43,774)	(65,775)	(721,199)	—	830,748	—
Deferred Income Tax Benefit	—	—	(72,687)	(29,415)	—	(102,102)
Other Adjustments	26,713	(145,518)	(5,158)	971,873	—	847,910

Net Cash Provided (Used) by Operating Activities	(16,683)	(202,153)	(106,962)	1,061,649	—	735,851

Cash Flows from Investing Activities:
Acquisitions of Businesses, Net of Cash Acquired	(44,489)	—	—	(13,928)	—	(58,417)
Capital Expenditures for Property, Plant and Equipment	—	—	—	(717,556)	—	(717,556)
Acquisition of Intellectual Property	—	—	—	(20,784)	—	(20,784)
Acquisition of Equity Investments Unconsolidated Affiliates	—	—	—	(1,750)	—	(1,750)
Proceeds from Sale of Assets and Businesses, Net	—	—	—	191,115	—	191,115
Capital Contribution to Subsidiary	—	(873)	(25)	—	898	—
Other Investing Activities	—	41,840	—	—	—	41,840

Net Cash Provided (Used) by Investing Activities	(44,489)	40,967	(25)	(562,903)	898	(565,552)

Cash Flows from Financing Activities:
Borrowings (Repayments) Short-term Debt, Net	—	(343,073)	(735)	(497,250)	—	(841,058)
Borrowings (Repayments) Long-term Debt, Net	—	1,386,010	(169,945)	180,488	—	1,396,553
Borrowings (Repayments) Between Subsidiaries, Net	66,036	(538,745)	566,326	(93,617)	—	—
Proceeds from Capital Contribution	—	—	—	898	(898)	—
Other, Net	—	—	(7,403)	—	—	(7,403)

Net Cash Provided (Used) by Financing Activities	66,036	504,192	388,243	(409,481)	(898)	548,092

Effect of Exchange Rate Changes on Cash and Cash Equivalents	—	—	—	(19,528)	—	(19,528)

Net Increase (Decrease) in Cash and Cash Equivalents	4,864	343,006	281,256	69,737	—	698,863
Cash and Cash Equivalents at Beginning of Year	102	47	421	251,949	—	252,519

Cash and Cash Equivalents at End of Year	$4,966	$343,053	$281,677	$321,686	$—	$951,382

WEATHERFORD INTERNATIONAL LTD. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
Condensed Consolidating Statement of Cash Flows
Nine Months Ended September 30, 2009
(unaudited)
(In thousands)

				Other
	Parent	Bermuda	Delaware	Subsidiaries	Eliminations	Consolidation
Cash Flows from Operating Activities:
Net Income	$180,697	$203,287	$201,377	$406,636	$(788,282)	$203,715
Adjustments to Reconcile Net Income (Loss) to Net Cash Provided (Used) by Operating Activities:
Charges from Parent or Subsidiary	27,530	(5,095)	98,587	(121,022)	—	—
Equity in (Earnings) Loss of Affiliates	(210,299)	(255,397)	(322,586)	—	788,282	—
Deferred Income Tax Benefit	—	—	(64,984)	(161,096)	—	(226,080)
Other Adjustments	797	(218,834)	131,530	381,268	—	294,761

Net Cash Provided (Used) by Operating Activities	(1,275)	(276,039)	43,924	505,786	—	272,396

Cash Flows from Investing Activities:
Acquisitions of Businesses, Net of Cash Acquired	—	—	—	(4,749)	—	(4,749)
Capital Expenditures for Property, Plant and Equipment	—	—	—	(1,269,884)	—	(1,269,884)
Acquisition of Intellectual Property	—	—	—	(22,702)	—	(22,702)
Acquisition of Equity Investment in Unconsolidated Affiliate	—	—	—	(26,999)	—	(26,999)
Proceeds from Sale of Assets and Businesses, Net	—	—	—	113,720	—	113,720
Capital Contribution to Subsidiary	—	(338,970)	(39)	—	339,009	—

Net Cash Provided (Used) by Investing Activities	—	(338,970)	(39)	(1,210,614)	339,009	(1,210,614)

Cash Flows from Financing Activities:
Borrowings (Repayments) Short-term Debt, Net	—	(460,356)	82	222,725	—	(237,549)
Borrowings (Repayments) Long-term Debt, Net	—	1,233,365	—	(3,103)	—	1,230,262
Borrowings (Repayments) Between Subsidiaries, Net	1,238	(157,970)	(51,178)	207,910	—	—
Proceeds from Capital Contribution	—	—	—	339,009	(339,009)	—
Other, Net	—	—	9,046	—	—	9,046

Net Cash Provided (Used) by Financing Activities	1,238	615,039	(42,050)	766,541	(339,009)	1,001,759

Effect of Exchange Rate Changes on Cash And Cash Equivalents	—	—	—	4,656	—	4,656
Net Increase (Decrease) in Cash and Cash Equivalents	(37)	30	1,835	66,369	—	68,197
Cash and Cash Equivalents at Beginning of Year	102	24	50	238,222	—	238,398

Cash and Cash Equivalents at End of Year	$65	$54	$1,885	$304,591	$—	$306,595

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
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

Results of Operations
     The following charts contain selected financial data comparing our consolidated and segment results from operations for the three and nine months ended September 30, 2010 and 2009. Results have been restated in the following table. See “Item 1. Financial Statements — Notes to Condensed Consolidated Financial Statements — Note 2. Restatement of Condensed Consolidated Financial Statements.”

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
	(Restated)	(Restated)	(Restated)	(Restated)
	2010	2009	2010	2009
	(In thousands, except percentages and per share data)
Revenues:
North America	$1,096,963	$617,288	$2,903,238	$2,021,920
Middle East/North Africa/Asia	601,215	598,667	1,765,873	1,778,292
Europe/West Africa/FSU	496,113	404,006	1,456,049	1,139,177
Latin America	335,461	524,986	1,172,822	1,458,616

	2,529,752	2,144,947	7,297,982	6,398,005
Operating Income:
North America	199,029	25,088	434,462	143,348
Middle East/North Africa/Asia	65,718	98,059	215,425	354,839
Europe/West Africa/FSU	63,236	38,439	176,900	179,516
Latin America	(35,182)	67,087	32,883	236,610
Research and Development	(54,457)	(49,300)	(156,844)	(144,434)
Corporate	(41,907)	(45,272)	(129,635)	(123,505)
Revaluation of Contingent Consideration	90,011	27,368	(2,752)	27,368
Exit and Restructuring	(11,024)	(17,887)	(82,365)	(73,669)

	275,424	143,582	488,074	600,073
Interest Expense, Net	(99,318)	(90,285)	(290,376)	(274,846)
Bond Tender Premium	(10,731)	—	(10,731)	—
Devaluation of Venezuelan Bolivar	—	—	(63,859)	—
Other, Net	(12,277)	(11,046)	(35,681)	(28,456)
Effective Tax Rate	35.4%	11.6%	111.4%	31.4%
Net Income per Diluted Share	$0.13	$0.04	$(0.03)	$0.25
Depreciation and Amortization	267,209	239,009	775,484	654,096
     Revenues
     The following chart contains consolidated revenues by product line for the three and nine months ended September 30, 2010 and 2009:

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
	2010	2009	2010	2009
Well Construction	15%	15%	16%	16%
Drilling Services	17	16	16	17
Artificial Lift Systems	17	16	16	16
Completion Systems	7	9	12	10
Integrated Drilling	9	15	11	13
Drilling Tools	8	9	8	8
Stimulation & Chemicals	13	5	7	6
Re-entry & Fishing	6	6	6	6
Wireline	6	7	6	6
Pipeline & Specialty Services	2	2	2	2

	100%	100%	100%	100%

     Consolidated revenues increased $385 million, or 18%, in the third quarter of 2010 as compared to the third quarter of 2009. North America revenue increased $480 million, or 78%, in the third quarter of 2010 compared to the same quarter of the prior year. International revenues decreased $95 million, or 6%, in the third quarter of 2010 as compared to the third quarter of 2009. Our quarter-over-quarter decrease in international revenues was the result of a 36% decline in Latin America that was partially offset with a 9% increase in our Eastern Hemisphere revenues. Our stimulation and chemicals, artificial lift systems and drilling services product lines were the strongest contributors to the quarter-over-quarter increase.
     For the first nine months of 2010, consolidated revenues increased $900 million, or 14%, as compared to the first nine months of 2009. Similar to what was experienced in the third quarter of 2010, the increase in revenues during the first nine months of 2010 was driven by our North American business. International revenue increased $19 million, or less than 1%, as compared to the first nine months of 2009 with an Eastern Hemisphere increase of 10% being offset with a 20% decline in Latin America due to reduced project activity in Mexico.
Operating Income
     Consolidated operating income increased $132 million, or 92%, in the third quarter of 2010 as compared to the third quarter of 2009. The quarter-over-quarter increase comes from (i) a $63 million increase in the gain recorded for the revaluation of contingent consideration included as part of our acquisition of the Oilfield Services Division (“OFS”) of TNK-BP and (ii) a contribution of $64 million from our operating segments (inclusive of a $76 million charge for revisions to our profitability estimates on our project management contracts in Mexico).
     During the first nine months of 2010, consolidated operating income decreased $112 million, or 19%, as compared to the first nine months of 2009. Our operating segments accounted for $55 million of this decrease. In addition, the revaluation of OFS contingent consideration resulted in a year-over-year decrease to our operating income of $30 million and corporate and research and development expenses increased $19 million. The increase in corporate expenses was primarily attributable to higher costs associated with business process optimization initiatives and professional fees. We also augmented our compliance infrastructure with increased staff and more rigorous policies, procedures and training of our employees regarding compliance with applicable anti-corruption laws, trade sanction laws and import/export laws.
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
     Income Taxes
     For the three months ended September 30, 2010, we had a tax provision of $54 million on income before taxes of $153 million. Our income before taxes for the three months ended September 30, 2010 includes a $90 million gain on the fair value adjustment to the put option issued in connection the OFS acquisition for which no tax expense has been recorded. For the nine months ended September 30, 2010, we had a provision of $97 million on income before taxes of $87 million that includes curtailment expense on our SERP for which no related tax benefit was recorded. Our tax provision for the nine months ended September 30, 2010 includes minimum tax in Mexico and the tax impact of changes in our geographic earnings mix, both of which are partially offset by a tax benefit related to the devaluation of the Venezuelan bolivar. For the three months ended September 30, 2009, we had a tax provision of $5 million. Our effective tax rates were 11.6% and 31.4% for the three and nine months ended September 30, 2009.
Segment Results
     North America
     North American revenues increased $480 million, or 78%, in the third quarter of 2010 as compared to the third quarter of 2009 on a 72% increase in average North American rig count over the comparable period. Revenues increased $881 million, or 44%, during the first nine months of 2010 as compared to the same period of the prior year in line with a 42% increase in rig count. The increase in revenues is principally the result of a strong performance in the U.S. land market, an increase in drilling activity and price improvements.
     Operating income increased $174 million, or 693% in the third quarter of 2010 as compared to the third quarter of the prior year. For the first nine months of 2010, operating income increased $291 million, or 203%, compared to same period of the prior year. Operating margins were 15% for the first nine months of 2010 compared to 7% for the first nine months of 2009. The increase in operating income and margins was due to increased onshore activity in the U.S., prior cost reduction efforts, more favorable sales mix and improved pricing.
     Middle East/North Africa/Asia
     Middle East/North Africa/Asia revenues increased $3 million, or less than 1%, in the third quarter of 2010 as compared to the third quarter of 2009. Revenues decreased $12 million, or 1%, during the first nine months of 2010 as compared to the first nine months of 2009.
     Operating income decreased $32 million, or 33%, during the third quarter of 2010 compared to the same quarter of the prior year and decreased $139 million, or 39%, during the first nine months of 2010 compared to the first nine months of 2009. Operating margins were 11% in the third quarter of 2010 and 16% in the third quarter of 2009. On a year-to-date basis, operating margins were 12% for the first nine months of 2010 as compared to 20% for the first nine months of 2009. The decline in operating income and margins was primarily the result of lower pricing, the negative impact of higher mobilization and start-up costs and a less favorable sales mix.
     Europe/West Africa/FSU
     Revenues in our Europe/West Africa/FSU segment increased $92 million, or 23%, in the third quarter of 2010 compared to the same quarter of the prior year against a 47% rig count increase over the comparable period. On a year-to-date basis, revenues increased $317 million, or 28%, compared to the same period of 2009. Approximately half of this increase was attributable to our acquisition of OFS in July 2009.
     Operating income increased $25 million, or 65%, in the third quarter of the current year as compared to the same quarter of 2009 and decreased $3 million, or 2%, during the first nine months of 2010 compared to the first nine months of 2009. Operating margins were 13% in the third quarter of 2010 and 10% in the third quarter of 2009. On a year-to-date basis, margins decreased from 16% during the first nine months of 2009 to 12% for the first nine months of 2010. The decline in year-to-date operating income and margins was due to pricing declines and changes in sales mix over the comparable periods.
     Latin America
     Revenues in our Latin America segment decreased $190 million, or 36%, in the third quarter of 2010 as compared to the same quarter of the prior year. Revenues decreased $286 million, or 20%, during the first nine months of 2010 compared to the same period of the prior year. The decline in revenue was due to reduced project activity in Mexico, partially offset by significant growth in Brazil and Colombia.
     Operating income decreased $102 million, or 152%, and $204 million, or 86%, for the three and nine months ended September 30, 2010, respectively, when compared to the same periods of the prior year. On a year-to-date basis, margins decreased from 16% during the first nine months of 2009 to 3% for the first nine months of 2010. During the quarter ended September 30, 2010, we incurred a $76 million charge for revisions to our profitability estimates on our project management contracts in Mexico, as the client requested a slowdown in drilling activity to near zero while they re-evaluated the pace of drilling and capital expenditures in the current year.
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
     Evaluation of Disclosure Controls and Procedures
     At the time of our original Form 10-Q filing, our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”) concluded that our disclosure controls and procedures were effective as of September 30, 2010. Subsequent to that evaluation, our management, including the CEO and CFO, has re-evaluated the effectiveness of the design and operations of our disclosure controls and procedures as of the period covered by this report. Disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act of 1934, as amended (“Exchange Act”)) include controls and procedures designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and including that such information is accumulated and communicated to management, including the CEO and CFO, to allow timely decisions regarding required disclosure. Based on this re-evaluation and in connection therewith, the restatement of previously issued financial statements described below and the identification of a material weakness in internal control over financial reporting of income taxes described below, the CEO and CFO have concluded that our disclosure controls and procedures were not effective as of September 30, 2010.
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
     Changes in Internal Control Over Financial Reporting
     Our management, including the CEO and CFO, identified no change in our internal control over financial reporting that occurred during the quarter ended September 30, 2010 that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.
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
4.1
Fourth Supplemental Indenture, dated September 23, 2010, among Weatherford International Ltd., a Bermuda exempted company, Weatherford International Ltd., a Swiss joint-stock corporation, Weatherford International, Inc. a Delaware corporation, and Deutsche Bank Trust Company Americas (incorporated by reference to Exhibit 4.1 to the registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2010 (File No. 1-34258) filed November 2, 2010).

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

10.3
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

*31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

**32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

**32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

**101	The following materials from Weatherford International Ltd.’s Quarterly Report on Form 10-Q/A for the quarter ended September 30, 2010, formatted in XBRL (Extensible Business Reporting Language):

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