Form 10-K/A
period 2010-12-31
Weatherford International Ltd./Switzerland
filed 2011-04-14
CIK 1453090

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

Form 10-K/A
(Amendment No. 2)

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

EXPLANATORY NOTE

On March 8, 2011 Weatherford, Inc. (the “Company”) filed with the Securities and Exchange Commission its Annual Report on Form 10-K for the fiscal year ended December 31, 2010 (the “2010 Form 10-K”). On March 11, 2011 we filed Amendment No. 1 to furnish Exhibit 101 to the Form 10-K as required by Rule 405 of Regulations S-T to furnish the Extensible Business Reporting Language (XBRL) data. The purpose of this Amendment No. 2 is to revise the disclosure in Part II, Item 8. Financial Statements and Supplementary Data — Notes to the Consolidated Financial Statements — Note 21. Quarterly Financial Data.

While preparing our amended Form 10-Q filings for each of the interim periods of 2010 to correct for previously announced errors in our accounting for income taxes, we determined that adjustments were necessary to correct the presentation of the summary Quarterly Financial Data contained in our Annual Report on Form 10-K. These adjustments appropriately allocate the full year impact of the restatement adjustments among the fiscal quarters. The revised quarterly adjustments have no effect on our full year results as previously reported in the 2010 Form 10-K.

We have also updated our risk factor related to the material weakness in accounting for income taxes. This Amendment No. 2 also includes a minor revision to the unqualified audit opinion to adjust the order of certain paragraphs. No other changes have been made to the Form 10-K other than those described above. With the exception of the updated risk factor, this Amendment No. 2 does not reflect subsequent events occurring after the original filing date of the Form 10-K or modify or update in any way the other disclosures made in the Form 10-K.

The following items have been amended:

•	Part I — Item 1A. Risk Factors;

•	Part II — Item 8. Financial Statements and Supplementary Data

•	Part IV — Item 15. Exhibits, Financial Statement Schedules

Item 1A.	Risk Factors

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

PART II

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

WEATHERFORD INTERNATIONAL LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Restated results for 2010 include a reduction to net income of approximately $28 million, $21 million and $50 million for the first, second and third quarters, respectively, primarily attributable to the error in determining the tax consequences of intercompany amounts over multiple years (See Note 2).

Restated results for 2009 include a reduction to net income of approximately $37 million, $21 million and $46 million for the first, second and third quarters, respectively, primarily attributable to the error in determining the tax consequences of intercompany amounts over multiple years (See Note 2). Net income for the fourth quarter of 2009 increased $20 million as a result of the restatement. The increase in the fourth quarter was primarily the result

WEATHERFORD INTERNATIONAL LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

of income tax benefits related to basis difference adjustments between the book and tax basis of fixed assets and intangibles, partially offset by income tax expense related to an adjustment to correct an error in the calculation of the tax consequences of intercompany amounts. Results for 2010 and 2009 have been restated from our previously filed Form 10-K to correct the allocation of the full year impact of the restatement adjustments among the fiscal quarters.

	Quarter
	First	Second	Third	Fourth	Total
	(Restated)	(Restated)	(Restated)	(Restated)
	(In thousands, except per share amounts)

2010
Revenues	$2,331,067	$2,437,163	$2,529,752	$2,922,815	$10,220,797
Gross Profit	578,607	630,412	633,896	794,601	2,637,516
Net Income (Loss) Attributable to Weatherford	(68,357)	(47,890)	94,653	(86,331)	(107,925)
Basic Earnings (Loss) Per Share	$(0.09)	$(0.06)	$0.13	$(0.12)	$(0.15)
Diluted Earnings (Loss) Per Share	$(0.09)	$(0.06)	$0.13	$(0.12)	$(0.15)

	Quarter
	First	Second	Third	Fourth	Total
		(Restated)	(Restated)	(Restated)	(Restated)
	(Restated)
	(In thousands, except per share amounts)

2009
Revenues	$2,254,631	$1,998,427	$2,144,947	$2,435,000	$8,833,005
Gross Profit	716,019	549,623	546,048	558,673	2,370,363
Net Income (Loss) Attributable to Weatherford	128,008	20,935	31,754	(10,556)	170,141
Basic Earnings (Loss) Per Share	$0.18	$0.03	$0.04	$(0.01)	$0.24
Diluted Earnings (Loss) Per Share	$0.18	$0.03	$0.04	$(0.01)	$0.24

22.	Other Disclosures Required by Swiss Law

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

(a) The following documents are filed as part of this report or incorporated by reference:

1. The consolidated financial statements of the Company listed on page 7 of this report.

2. The financial statement schedule on page 73 of this report.

3. The exhibits of the Company listed below under Item 15(b).

(b) Exhibits:

Exhibit
Number	Description

1.1	Underwriting Agreement, dated September 16, 2010, among Weatherford International Ltd., a Bermuda exempted company, Weatherford International Ltd., a Swiss joint-stock corporation, Weatherford International, Inc., a Delaware corporation, and Deutsche Bank Securities Inc., Morgan Stanley & Co. Incorporated, UBS Securities LLC and JP Morgan Securities LLC, as representatives of the several underwriters named therein (incorporated by reference to Exhibit 1.1 to the Registrant’s Current report on Form 8-K (File No. 1-34258) filed September 22. 2010).
2.1	Stock Purchase Agreement dated June 6, 2005 by and between Precision Drilling Corporation and Weatherford International Ltd. (incorporated by reference to Exhibit 2.1 to Amendment No. 1 to the Registrant’s Current Report on Form 8-K dated June 6, 2005 on Form 8-K/A (File No. 1-31339) filed June 9, 2005).
2.2	Agreement and Plan of Merger dated May 8, 2002, among Weatherford International, Inc., Weatherford Merger, Inc., Weatherford International Ltd. and Weatherford U.S. Holdings LLC (incorporated by reference to Exhibit 2.1 to Amendment No. 1 to the Registration Statement on Form S-4 (Reg. No. 333-85644) filed on May 22, 2002).
2.3	Share Exchange Agreement dated as of December 10, 2008, among Weatherford International, Ltd., a Bermuda exempted company, and Weatherford International Ltd., a Swiss joint-stock corporation (incorporated by reference to Exhibit 2.1 to the Registrant’s Current Report on Form 8-K (File No. 1-31339) filed December 10, 2008).
2.4	Sale and Purchase Agreement, dated as of May 29, 2009 between Weatherford International Ltd. and Novy Investments Limited (incorporated by reference to Exhibit 99.1 to the Registrant’s Current Report on Form 8-K/A (File No. 1-34258) filed June 3, 2009).
3.1	Second Amendment dated June 24, 2010 to Sale and Purchase Agreement between Weatherford International Ltd. And Novy Investments Limited dated May 29, 2009 (incorporated by reference to Exhibit 99.1 to the Registrant’s Current Report on Form 8-K (File No. 1-34258) filed June 28, 2010).
3.2	Organizational Regulations of Weatherford International Ltd. (incorporated by reference to Exhibit 3.2 to the Registrant’s Current Report on Form 8-K (File No. 1-34258) filed February 26, 2009).
3.3	Articles of Association of Weatherford International Ltd. (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K (File No. 1-34258) filed June 23, 2010)
4.1	Guarantee, dated as of October 25, 2005, of Weatherford International, Inc. for the benefit of holders of any notes issued by Weatherford International Ltd., from time to time pursuant to the Issuing and Paying Agent Agreement, dated as of October 25, 2005, between Weatherford International Ltd., Weatherford International, Inc. and JPMorgan Chase Bank, National Association (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K (File No. 1-31339) filed October 31, 2005).
4.2	Second Amended and Restated Credit Agreement dated as of May 2, 2006, among Weatherford International Ltd., Weatherford International, Inc., Weatherford Liquidity Management Hungary Limited Liability Company, JPMorgan Chase Bank, as administrative agent, and the other Lenders party thereto (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K (File No. 1-31339) filed May 5, 2006).

Exhibit
Number	Description

4.3	Notice of Commitment Increase dated as of November 14, 2006, among Weatherford International Ltd., Weatherford International, Inc., Weatherford Liquidity Management Hungary Limited Liability Company, JPMorgan Chase Bank, as administrative agent, and the other Lenders party thereto (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K (File No. 1-31339) filed November 16, 2006.
4.4	Omnibus Consent and Amendment to Second Amended and Restated Credit Agreement dated January 9, 2009 (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K (File No. 1-31339) filed January 15, 2009).
4.5	Credit Agreement, dated March 19, 2008, among Weatherford International Ltd., as borrower, Weatherford International, Inc. as guarantor, and Deutsche Bank AG Cayman Islands Branch as administrative agent, and the other lenders party thereto (incorporated by reference to Exhibit 4.6 to the Registrant’s Current Report on Form 8-K (File No. 1-31339) filed March 25, 2008).
4.6	Omnibus Consent and Amendment to Credit Agreement dated January 9, 2009 (incorporated by reference to Exhibit 4.2 to the Registrant’s Current Report on Form 8-K (File No. 1-31339) filed January 15, 2009).
4.7	Indenture dated May 17, 1996, between Weatherford Enterra, Inc. and Bank of Montreal Trust Company, as Trustee (incorporated by reference to Exhibit 4.1 to Weatherford Enterra, Inc.’s Current Report on Form 8-K (File No. 1-7867) filed May 31, 1996).
4.8	Third Supplemental Indenture dated November 16, 2001, between Weatherford International, Inc. and The Bank of New York, as Trustee (incorporated by reference to Exhibit 4.11 to the Registration Statement on Form S-3 (Reg. No. 333-73770) filed November 20, 2001).
4.9	Fourth Supplemental Indenture dated June 26, 2002, among Weatherford International, Inc., Weatherford International Ltd. and The Bank of New York (as successor in interest to Bank of Montreal Trust Company) (incorporated by reference to Exhibit 4.7 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002 (File No. 1-13086) filed August 14, 2002).
4.10	Indenture, dated October 1, 2003, among Weatherford International Ltd., Weatherford International, Inc., and Deutsche Bank Trust Company Americas (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K (File No. 1-31339) filed October 2, 2003).
4.11	Officers’ Certificate dated as of February 17, 2006, establishing the series of 5.50% Senior Notes due 2016 (incorporated by reference to Exhibit 4.2 to the Registrant’s Current Report on Form 8-K (File No. 1-31339) filed February 17, 2006).
4.12	Officer’s Certificate, dated August 7, 2006, establishing the series of 6.50% Senior Notes due 2036 (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K (File No. 1-31339) filed August 7, 2006).
4.13	First Supplemental Indenture, dated March 25, 2008 among Weatherford International Ltd., Weatherford International, Inc., and Deutsche Bank Trust Company Americas (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K (File No. 1-31339) filed March 25, 2008).
4.14	Indenture, dated June 18, 2007, among Weatherford International, Inc., as issuer, Weatherford International Ltd., as guarantor, and Deutsche Bank Trust Company Americas, as trustee, (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K (File No. 1-31339) filed on June 18, 2007).
4.15	First Supplemental Indenture, dated June 18, 2007, among Weatherford International, Inc., as issuer, Weatherford International Ltd., as guarantor, and Deutsche Bank Trust Company Americas, as trustee (including forms of notes) (incorporated by reference to Exhibit 4.2 to the Registrant’s Current Report on Form 8-K (File No. 1-31339) filed on June 18, 2007).
4.16	Second Supplemental Indenture, dated as of January 8, 2009, among Weatherford International Ltd., Weatherford International, Inc., and Deutsche Bank Trust Company Americas (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K (File No. 1-31339) filed January 8, 2009).

Exhibit
Number	Description

4.17	Form of global note for 5.95% Senior Notes due 2012 (incorporated by reference to Exhibit 4.15 to the Registrant’s Registration Statement on Form S-4 (Registration No. 333-146695) filed November 8, 2007).
4.18	Form of global note for 5.15% Senior Notes due 2013 (incorporated by reference to Exhibit 4.2 to the Registrant’s Current Report on Form 8-K (File No. 1-31339) filed March 25, 2008).
4.19	Form of global note for 4.95% Senior Notes due 2013 (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K (File No. 1-31339) filed October 7, 2003).
4.20	Form of global note for 5.50% Senior Notes due 2016 (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K (File No. 1-31339) filed February 17, 2006).
4.21	Form of global note for 6.00% Senior Notes due 2018 (incorporated by reference to Exhibit 4.3 to the Registrant’s Current Report on Form 8-K (File No. 1-31339) filed March 25, 2008).
4.22	Form of global note for 9.625% Senior Notes due 2019 (incorporated by reference to Exhibit 4.2 to the Registrant’s Current Report on Form 8-K (File No. 1-31339) filed January 8, 2009).
4.23	Form of $500,000 global note for 6.50% Senior Notes due 2036 (incorporated by reference to Exhibit 4.2 to the Registrant’s Current Report on Form 8-K (File No. 1-31339) filed August 7, 2006).
4.24	Form of $100,000 global note for 6.50% Senior Notes due 2036 (incorporated by reference to Exhibit 4.3 to the Registrant’s Current Report on Form 8-K (File No. 1-31339) filed August 7, 2006).
4.25	Form of global note for 6.80% Senior Notes due 2037 (incorporated by reference to Exhibit 4.17 to the Registrant’s Registration Statement on Form S-4 (Registration No. 333-146695) filed November 8, 2007).
4.26	Form of global note for 7.00% Senior Notes due 2038 (incorporated by reference to Exhibit 4.4 to the Registrant’s Current Report on Form 8-K (File No. 1-31339) filed March 25, 2008).
4.27	Form of global note for 9.875% Senior Notes due 2039 (incorporated by reference to Exhibit 4.3 to the Registrant’s Current Report on Form 8-K (File No. 1-31339) filed January 8, 2009).
4.28	Amended and Restated Warrant Agreement, dated effective as of July 12, 2006, by and among Weatherford International Ltd., Weatherford International, Inc. and Shell Technology Ventures, Inc. (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K (File No. 1-31339) filed July 14, 2006).
4.29	Fifth Supplemental Indenture, dated as of February 26, 2009, among Weatherford International, Inc., a Delaware corporation, Weatherford International Ltd., a Bermuda exempted company, Weatherford International Ltd., a Swiss joint-stock corporation, and The Bank of New York, as successor trustee, to the Indenture dated as of May 17, 1996 (the “1996 Indenture”) (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K (File No. 1-34258) filed February 26, 2009).
4.30	Third Supplemental Indenture, dated as of February 26, 2009, among Weatherford International Ltd., a Bermuda exempted company, Weatherford International, Inc., Weatherford International Ltd., a Swiss joint-stock corporation, and Deutsche Bank Trust Company Americas, as trustee, to the Indenture dated as of October 1, 2003 (the “2003 Indenture”) (incorporated by reference to Exhibit 4.2 to the Registrant’s Current Report on Form 8-K (File No. 1-34258) filed February 26, 2009).
4.31	Second Supplemental Indenture, dated as of February 26, 2009, among Weatherford International, Inc., Weatherford International Ltd., a Bermuda exempted company, Weatherford International Ltd., a Swiss joint-stock corporation, and Deutsche Bank Trust Company Americas, as trustee, to the Indenture dated as of June 18, 2007 (the “2007 Indenture”) (incorporated by reference to Exhibit 4.3 to the Registrant’s Current Report on Form 8-K (File No. 1-34258) filed February 26, 2009).
4.32	Registration Rights Agreement, dated as of July 27, 2009 between Weatherford International Ltd. and Novy Investments Limited (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K (File No. 1-34258) filed July 27, 2009).
4.33	Registration Rights Agreement, dated as of September 16, 2009 between Weatherford International Ltd. and Integrity Energy International, LLC. (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K (File No. 1-34258) filed September 17, 2009).

Exhibit
Number		Description

4.34		Fourth Supplemental Indenture, dated September 23, 2010, among Weatherford International Ltd., a Bermuda exempted company, Weatherford International Ltd., a Swiss joint-stock corporation, Weatherford International, Inc. and Deutsche Bank Trust Company Americas (incorporated by reference to Exhibit 4.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2010 (File No. 1-34258) filed November 2, 2010).
4.35		Form of global note for 5.125% Senior Notes due 2020 (incorporated by reference to Exhibit 4.3 to the Registrant’s Current Report on Form 8-K (File No. 1-34258) filed September 22, 2010).
4.36		Form of global note for 6.750% Senior Notes due 2040 (incorporated by reference to Exhibit 4.4 to the Registrant’s Current Report on Form 8-K (File No. 1-34258) filed September 22, 2010).
4.37		Form of guarantee notation (incorporated by reference to Exhibit 4.5 to the Registrant’s Current Report on Form 8-K (File No. 1034258) filed September 22, 2010).
10.1		Issuing and Paying Agent Agreement, dated as of October 25, 2005, among Weatherford International Ltd., Weatherford International, Inc. and JPMorgan Chase Bank, National Association (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 1-31339) filed October 31, 2005).
10.2		Commercial Paper Dealer Agreement, dated as of October 25, 2005, among Weatherford International Ltd., Weatherford International, Inc. and JPMorgan Securities Inc. (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K (File No. 1-31339) filed October 31, 2005).
10.3		Commercial Paper Dealer Agreement, dated as of October 25, 2005, among Weatherford International Ltd., Weatherford International, Inc. and Goldman, Sachs & Co. (incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K (File No. 1-31339) filed October 31, 2005).
10.4		Commercial Paper Dealer Agreement, dated as of October 25, 2005, among Weatherford International Ltd., Weatherford International, Inc. and Merrill Lynch Money Markets Inc. (for notes with maturities up to 270 days) and Merrill Lynch, Pierce, Fenner & Smith Incorporated, (for notes with maturities over 270 days up to 397 days) (incorporated by reference to Exhibit 10.4 to the Registrant’s Current Report on Form 8-K (File No. 1-31339) filed October 31, 2005).
*10	.5	Weatherford International Ltd. Restricted Share Plan, including form of agreement for officers and non-officers (incorporated by reference to Exhibit 10.2 to Amendment No. 1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2004 on Form 10-Q/A (File No. 1-31339) filed September 15, 2004).
*10	.6	Trust under Weatherford International Ltd. Nonqualified Executive Retirement Plan dated March 23, 2004 (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2004 (File No. 1-31339) filed May 6, 2004).
*10	.7	Amended and Restated Non-Employee Director Stock Option Plan (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1995 (File No. 1-13086) filed August 12, 1995).
*10	.8	General Amendment of Employee Stock Option Programs of Weatherford International, Inc. dated May 9, 2003 (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003 (File No. 1-31339) filed August 14, 2003).
*10	.9	General Amendment of Director’s Stock Option Plans and Agreements dated May 9, 2003 (incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003 (File No. 1-31339) filed August 14, 2003).
*10	.10	Weatherford International, Inc. 1998 Employee Stock Option Plan, as amended, including form of agreement for officers (incorporated by reference to Exhibit 10.18 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2003 (File No. 1-13086) filed March 24, 2004).
*10	.11	Amendment to Stock Option Programs (incorporated by reference to Exhibit 4.19 to the Registrant’s Registration Statement on Form S-8 (Reg. No. 333-36598) filed May 19, 2000).
*10	.12	Indemnification Agreement, dated as of September 29, 2005, between Weatherford International Ltd. and Andrew P. Becnel (incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K (File No. 1-31339) filed October 5, 2005).

Exhibit
Number		Description

*10	.13	Indemnification Agreements with Robert K. Moses, Jr. (incorporated by reference to Exhibit 10.10 to Weatherford Enterra, Inc.’s Annual Report on Form 10-K for the year ended December 31, 1987 (File No. 1-7867)); and William E. Macaulay (incorporated by reference to Exhibit 10.2 to Weatherford Enterra, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1995 (File No. 1-7867)).
*10	.14	Indemnification Agreements with each of Bernard J. Duroc-Danner, Burt M. Martin, Stuart E. Ferguson, David J. Butters, Robert A. Rayne, Robert K. Moses, Jr., Robert B. Millard, and William E. Macaulay (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2002 (File No. 1-13086) filed November 13, 2002).
*10	.15	Form of Stock Option Agreement for Non-Employee Directors dated September 8, 1998 (incorporated by reference to Exhibit 10.23 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1998 (File No. 1-13086) filed March 31, 1999).
*10	.16	Form of Amendment to Stock Option Agreements dated September 8, 1998 for Non-Employee Directors (incorporated by reference to Exhibit 4.17 to the Registration Statement on Form S-8 (Reg. No. 333-36598) filed May 9, 2000).
*10	.17	Form of Stock Option Agreement for Non-employee Directors dated July 5, 2000 (incorporated by reference to Exhibit 4.16 to the Registration Statement on Form S-8 (Reg. No. 333-48322) filed October 20, 2000).
*10	.18	Form of Stock Option Agreement for Non-employee Directors dated September 26, 2001 (incorporated by reference to Exhibit 4.19 to the Registration Statement on Form S-8 (Reg. No. 333-81678) filed January 30, 2002).
*10	.19	Assumption and General Amendment of Directors’ Stock Option and Benefit Programs and General Amendment of Employee Stock Option and Benefit Programs of Weatherford International, Inc. dated June 26, 2002 (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002 (File No. 1-13086) filed August 14, 2002).
*10	.20	Indemnification Agreement dated October 27, 2006, between Weatherford International Ltd. and Jessica Abarca (incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K (File No. 1-31339) filed October 27, 2006).
*10	.21	Form of Restricted Share Unit Award Agreement for Officers pursuant to Weatherford International Ltd. 2006 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.45 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2006 (File No. 1-31339) filed February 23, 2007).
*10	.22	Form of Stock Option Award Agreement for Officers pursuant to Weatherford International Ltd. 2006 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.46 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2006 (File No. 1-31339) filed February 23, 2007).
*10	.23	Form of Restricted Share Award Agreement for Non-employee Directors pursuant to Weatherford International Ltd. 2006 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.47 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2006 (File No. 1-31339) filed February 23, 2007).
*10	.24	Form of Restricted Share Award Agreement for Officers pursuant to Weatherford International Ltd. 2006 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.48 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2006 (File No. 1-31339) filed February 23, 2007).
*10	.25	Form of Stock Option Award Agreement for Non-Employee Directors pursuant to Weatherford International Ltd. 2006 Omnibus Plan (incorporated by reference to Exhibit 10.49 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2006 (File No. 1-31339) filed February 23, 2007).
*10	.26	Indemnification Agreement, dated as of June 11, 2007, between Weatherford International Ltd. and Keith R. Morley (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K (File No. 1-31339) filed June 11, 2007).

Exhibit
Number		Description

*10	.27	Amended and Restated Employment Agreements dated December 31, 2008, between Weatherford International Ltd. and each of Jessica Abarca, Andrew P. Becnel, M. David Colley, Bernard J. Duroc-Danner, Stuart E. Ferguson, Burt M. Martin and Keith R. Morley (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 1-31339) filed December 31, 2008).
*10	.28	Employment Agreements effective as of January 1, 2009, between Weatherford International, Inc. and each of Jessica Abarca, Andrew P. Becnel, M. David Colley, Bernard J. Duroc-Danner, Stuart E. Ferguson, Burt M. Martin and Keith R. Morley (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K (File No. 1-31339) filed December 31, 2008).
*10	.29	Weatherford International, Inc. Executive Deferred Compensation Stock Ownership Plan, as amended and restated as of December 31, 2008 (incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K (File No. 1-31339) filed December 31, 2008).
*10	.30	Weatherford International, Inc. Foreign Executive Deferred Compensation Stock Plan, as amended and restated as of December 31, 2008 (incorporated by reference to Exhibit 10.4 to the Registrant’s Current Report on Form 8-K (File No. 1-31339) filed December 31, 2008).
*10	.31	Weatherford International Ltd. Non-Employee Director Deferred Compensation, as amended and restated as of December 31, 2008 (incorporated by reference to Exhibit 10.5 to the Registrant’s Current Report on Form 8-K (File No. 1-31339) filed December 31, 2008).
*10	.32	Weatherford International Ltd. Non-Employee Director Retirement Plan, as amended and restated as of December 31, 2008 (incorporated by reference to Exhibit 10.6 to the Registrant’s Current Report on Form 8-K (File No. 1-31339) filed December 31, 2008).
*10	.33	Weatherford Management Incentive Plan, including Form of Award Letter, as amended and restated as of December 31, 2008 (incorporated by reference to Exhibit 10.7 to the Registrant’s Current Report on Form 8-K (File No. 1-31339) filed December 31, 2008).
*10	.34	Amended and Restated Weatherford International Ltd. Nonqualified Executive Retirement Plan (incorporated by reference to Exhibit 10.8 to the Registrant’s Current Report on Form 8-K (File No. 1-31339) filed December 31, 2008).
*10	.35	Weatherford International, Inc. Supplemental Retirement Plan (incorporated by reference to Exhibit 10.9 to the Registrant’s Current Report on Form 8-K (File No. 1-31339) filed December 31, 2008).
*10	.36	Weatherford International Ltd. 2006 Omnibus Incentive Plan, as amended (incorporated by reference to Exhibit 10.10 to the Registrant’s Current Report on Form 8-K (File No. 1-31339) filed December 31, 2008).
*10	.37	Amendment to Weatherford International, Inc. 1998 Employee Stock Option Plan (incorporated by reference to Exhibit 10.11 to the Registrant’s Current Report on Form 8-K (File No. 1-31339) filed December 31, 2008).
*10	.38	Amendment to Weatherford International Ltd. Non-Employee Director Stock Option Agreements (incorporated by reference to Exhibit 10.12 to the Registrant’s Current Report on Form 8-K (File No. 1-31339) filed December 31, 2008).
*10	.39	Amended and Restated Employment Agreement, dated December 31, 2008, between Weatherford International Ltd. and Carel W. Hoyer (incorporated by reference to Exhibit 10.39 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2008 (File No. 1-31339) filed February 24, 2009).
*10	.40	Employment Agreement, dated February 2, 2009, between Weatherford International, Inc. and Carel W. Hoyer (incorporated by reference to Exhibit 10.40 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2008 (File No. 1-31339) filed February 24, 2009).
*10	.41	Indemnification Agreement, dated as of February 9, 2009, between Weatherford International Ltd. and Carel W. Hoyer (incorporated by reference to Exhibit 10.41 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2008 (File No. 1-31339) filed February 24, 2009).
*10	.42	Indemnification Agreement, dated as of February 9, 2009, between Weatherford International, Inc. and Carel W. Hoyer (incorporated by reference to Exhibit 10.42 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2008 (File No. 1-31339) filed February 24, 2009).

Exhibit
Number		Description

*10	.43	Amended and Restated Employment Agreement, dated December 31, 2008, between Weatherford International Ltd. and James M. Hudgins (incorporated by reference to Exhibit 10.43 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2008 (File No. 1-31339) filed February 24, 2009).
*10	.44	Employment Agreement, dated February 9, 2009, between Weatherford International, Inc. and James M. Hudgins (incorporated by reference to Exhibit 10.44 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2008 (File No. 1-31339) filed February 24, 2009).
*10	.45	Indemnification Agreement, dated as of September 4, 2002, between Weatherford International Ltd. and James M. Hudgins (incorporated by reference to Exhibit 10.45 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2008 (File No. 1-31339) filed February 24, 2009).
*10	.46	Indemnification Agreement, dated as of September 4, 2002, between Weatherford International, Inc. and James M. Hudgins (incorporated by reference to Exhibit 10.46 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2008 (File No. 1-31339) filed February 24, 2009).
10.47		Warrant Assignment and Assumption Agreement, dated February 26, 2009, between Weatherford International Ltd., a Bermuda exempted company, and Weatherford International Ltd., a Swiss joint-stock corporation (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 1-34258) filed February 26, 2009).
10.48		Guaranty Agreement, dated as of February 26, 2009, by Weatherford International Ltd., a Swiss joint-stock corporation, in favor of the lenders and certain other parties under the Second Amended and Restated Credit Agreement dated as of May 2, 2006, among Weatherford International Ltd., a Bermuda exempted company, Weatherford International, Inc., Weatherford Liquidity Management Hungary Limited Liability Company, JPMorgan Chase Bank, as administrative agent, and the other Lenders party thereto (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K (File No. 1-34258) filed February 26, 2009).
10.49		Guaranty Agreement, dated as of February 26, 2009, by Weatherford International Ltd., a Swiss joint-stock corporation, in favor of the lenders and certain other parties under the Credit Agreement dated as of March 19, 2008, among Weatherford International Ltd., a Bermuda exempted company, Weatherford International, Inc., Deutsche Bank AG Cayman Islands Branch, as administrative agent, and the other Lenders party thereto (incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K (File No. 1-34258) filed February 26, 2009).
10.50		Guaranty Agreement, dated as of February 26, 2009, by Weatherford International Ltd., a Swiss joint-stock corporation, in favor of the lenders and certain other parties under the Credit Agreement dated as of October 20, 2008, among Weatherford International Ltd., a Bermuda exempted company, Weatherford International, Inc., UBS AG, Stamford Branc, as administrative agent, and the other Lenders party thereto (incorporated by reference to Exhibit 10.4 to the Registrant’s Current Report on Form 8-K (File No. 1-34258) filed February 26, 2009).
10.51		Assumption and General Amendment Agreement, dated February 25, 2009, between Weatherford International Ltd., a Bermuda exempted company, and Weatherford International Ltd., a Swiss joint-stock corporation (incorporated by reference to Exhibit 10.5 to the Registrant’s Current Report on Form 8-K (File No. 1-34258) filed February 26, 2009).
10.52		Form of Indemnification Agreement of Weatherford International Ltd., a Swiss joint-stock corporation, for use with directors and executive officers (incorporated by reference to Exhibit 10.6 to the Registrant’s Current Report on Form 8-K (File No. 1-34258) filed February 26, 2009).
*10	.53	Employment Agreement, dated as of June 8, 2009, between Weatherford International Ltd. and Joseph C. Henry (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 1-34258) filed June 9, 2009).
*10	.54	Employment Agreement, dated as of June 8, 2009, between Weatherford International, Inc. and Joseph C. Henry (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K (File No. 1-34258) filed June 9, 2009).
*10	.55	Indemnification Agreement, dated as of February 26, 2009, between Weatherford International Ltd. and Joseph C. Henry (incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K (File No. 1-34258) filed June 9, 2009).

Exhibit
Number		Description

*10	.56	Employment Agreement, dated as of March 30, 2009, between Weatherford International Ltd. and William B. Jacobson (incorporated by reference to Exhibit 10.4 to the Registrant’s Current Report on Form 8-K (File No. 1-34258) filed June 9, 2009).
*10	.57	Employment Agreement, dated as of March 30, 2009, between Weatherford International, Inc. and William B. Jacobson (incorporated by reference to Exhibit 10.5 to the Registrant’s Current Report on Form 8-K (File No. 1-34258) filed June 9, 2009).
*10	.58	Indemnification Agreement, dated as of March 30, 2009 between Weatherford International Ltd. and William B. Jacobson (incorporated by reference to Exhibit 10.6 to the Registrant’s Current Report on Form 8-K (File No. 1-34258) filed June 9, 2009).
*10	.59	Employment Agreement, dated as of July 21, 2009, between Weatherford International Ltd. and Peter T. Fontana (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 1-34258) filed July 22, 2009).
*10	.60	Employment Agreement, dated as of July 21, 2009, between Weatherford International, Inc. and Peter T. Fontana (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K (File No. 1-34258) filed July 22, 2009).
*10	.61	Indemnification Agreement, dated as of July 21, 2009, between Weatherford International Ltd. and Peter T. Fontana (incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K (File No. 1-34258) filed July 22, 2009).
*10	.62	Form of Employment Agreement, between Weatherford International Ltd. and each of Jessica Abarca, Andrew P. Becnel, M. David Colley, Stuart E. Ferguson, and Keith R. Morley (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 1-34258) filed December 31, 2009).
*10	.63	Supplemental Executive Retirement Plan effective as of January 1, 2010, between Weatherford International Ltd. and each of Jessica Abarca, Andrew P. Becnel, M. David Colley, Bernard J. Duroc-Danner, Stuart E. Ferguson and Keith R. Morley (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K (File No. 1-34258) filed December 31, 2009).
*10	.64	First amendment to the Weatherford International Ltd., Supplemental Executive Retirement Plan, effective March 31, 2010 (incorporated by reference to Exhibit 10.1 to the Registrant’s Current report on Form 8-K (File No. 1-34258) filed March 23, 2010).
*10	.65	Weatherford International Ltd. Performance Unit Award Agreement, (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K (File No. 1-34258) filed March 23, 2010).
*10	.66	Second amendment to the Weatherford International Ltd. Supplemental Executive Retirement Plan, effective April 8, 2010 (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 1-34258) filed April 9, 2010).
*10	.67	Form of amended and restated Employment Agreement, between Weatherford International Ltd. and each of Bernard J. Duroc-Danner, Peter T. Fontana, Nicholas W. Gee, Joseph C. Henry, Carel W. J. Hoyer, James M. Hudgins and William B. Jacobson (incorporated by reference to the Registrant’s Current Report on Form 8-K (File No. 1-34258) filed April 13, 2010).
*10	.68	Form of Performance Unit Award Agreement pursuant to Weatherford International Ltd. 2010 Omnibus Incentive Plan (incorporated by references to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2010 (File No. 1-34258) filed August 3, 2010).
*10	.69	Employment Agreement, dated September 14, 2010, between Andrew P. Becnel and Weatherford International Ltd. (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 1-34258) filed September 15, 2010).
10.70		Credit Agreement, dated as of October 15, 2010, among Weatherford International Ltd., a Bermuda exempted company, Weatherford International Ltd., a Swiss joint-stock corporation, and other Borrowers party thereto, and Wells Fargo Bank, National Association, as a Swingline Lender, JP Morgan Chase Bank, N.A., as Administrative Agent and a Swingline Lender and the other parties thereto (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 1-34258) filed October 19, 2010).

Exhibit
Number		Description

10.71		Guarantee Agreement, dated October 15, 2010 among Weatherford International Ltd., Weatherford International, Inc. and JP Morgan Chase Bank, N.A. as administrative agent (incorporated by reference to Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2010 (File No. 1-34258) filed November 2, 2010).
*10	.72	Weatherford International Ltd. 2010 Omnibus incentive Plan (incorporated by reference to Annex C of the Registrant’s Proxy Statement (File No. 1-34258) filed May 13, 2010).
*10	.73	Form of Performance Unit Award Agreement for use under the Weatherford International Ltd. 2010 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 1-34258) filed February 22, 2011).
*10	.74	Form of Restricted Share Unit Award Agreement for use under the Weatherford International Ltd. 2010 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.2 to the Registrant’s Current report on Form 8-K (File No. 1-34258) filed February 22, 2011).
*10	.75	Form of Restricted Share Unit Award Agreement (U.K. version) for use under the Weatherford International Ltd. 2010 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K (File No. 1-34258) filed February 22, 2011).
*10	.76	Form of Restricted Share Award Agreement for use under the Weatherford International Ltd. 2006 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.4 to the Registrant’s Current Report on Form 8-K (File No. 1-34258) filed February 22, 2011).
*10	.77	Weatherford International Ltd. Non-Equity Incentive Compensation Plan (incorporated by reference to Exhibit 10.5 to the Registrant’s Current Report on Form 8-K (File No. 1-34258) filed February 22, 2011).
21.1		Subsidiaries of Weatherford International, Ltd. (incorporated by reference to Exhibit 21.1 to the Registrant’s Annual Report of Form 10-K (File No. 1-34258 filed March 8, 2011).
†23	.1	Consent of Ernst & Young LLP.
†31	.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
†31	.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
**32	.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
**32	.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
**101		The following materials from Weatherford International Ltd.’s Annual Report on Form 10-K/A for the year ended December 31, 2010, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Income, (iii) the Consolidated Statements of Cash Flows, (iv) the Consolidated Statements of Shareholders’ Equity and (v) related notes to the Consolidated Financial Statements.

*	Management contract or compensatory plan or arrangement.

†	Filed with this Form 10-K/A.

**	Furnished with this Form 10-K/A

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

WEATHERFORD INTERNATIONAL LTD.

By:	/s/ Andrew P. Becnel
Andrew P. Becnel
Senior Vice President and
Chief Financial Officer,
(Principal Financial Officer)

Date: April 13, 2011