Form 10-Q
period 2011-03-31
Weatherford International Ltd./Switzerland
filed 2011-05-10
CIK 1453090

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2011
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
As of May 2, 2011 there were 745,173,406 shares of Weatherford registered shares, 1.16 Swiss francs par value per share, outstanding.

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
WEATHERFORD INTERNATIONAL LTD. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except par value)

	March 31,	December 31,
	2011	2010
	(unaudited)
ASSETS
Current Assets:
Cash and Cash Equivalents	$249,317	$415,772
Accounts Receivable, Net of Allowance for Uncollectible Accounts of $57,880 and $58,756, Respectively	2,923,062	2,629,403
Inventories	2,759,569	2,590,008
Current Deferred Tax Assets	268,814	255,476
Other Current Assets	695,105	601,408

Total Current Assets	6,895,867	6,492,067

Property, Plant and Equipment, Net of Accumulated Depreciation of $4,466,414 and $4,221,880, Respectively	7,117,261	6,939,754
Goodwill	4,260,025	4,185,477
Other Intangible Assets, Net of Accumulated Amortization of $484,596 and $452,923, Respectively	735,494	730,429
Equity Investments	551,686	539,580
Other Assets	261,588	244,347

Total Assets	$19,821,921	$19,131,654

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Short-term Borrowings and Current Portion of Long-term Debt	$619,490	$235,392
Accounts Payable	1,433,259	1,335,020
Other Current Liabilities	939,560	1,012,567

Total Current Liabilities	2,992,309	2,582,979

Long-term Debt	6,526,464	6,529,998
Other Liabilities	590,765	553,830

Total Liabilities	10,109,538	9,666,807

Shareholders’ Equity:
Shares, CHF 1.16 Par Value: Authorized 1,137,670 Shares, Conditionally Authorized 377,550 Shares, Issued 760,120 Shares at March 31, 2011; Authorized 1,137,670 Shares, Conditionally Authorized 379,223 Shares, Issued 758,447 Shares at December 31, 2010	763,163	761,077
Capital in Excess of Par Value	4,710,429	4,701,797
Treasury Shares, Net	(561,292)	(562,906)
Retained Earnings	4,408,046	4,348,845
Accumulated Other Comprehensive Income	330,638	152,118

Weatherford Shareholders’ Equity	9,650,984	9,400,931
Noncontrolling Interests	61,399	63,916

Total Shareholders’ Equity	9,712,383	9,464,847

Total Liabilities and Shareholders’ Equity	$19,821,921	$19,131,654

The accompanying notes are an integral part of these condensed consolidated financial statements.

WEATHERFORD INTERNATIONAL LTD. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(UNAUDITED)
(In thousands, except per share amounts)

	Three Months
	Ended March 31,
	2011	2010
Revenues:
Products	$1,063,798	$781,056
Services	1,792,388	1,550,011

	2,856,186	2,331,067

Costs and Expenses:
Cost of Products	786,179	573,797
Cost of Services	1,339,490	1,178,663
Research and Development	64,547	48,857
Selling, General and Administrative Attributable to Segments	388,791	337,936
Corporate, General and Administrative	65,291	84,253

	2,644,298	2,223,506

Operating Income	211,888	107,561

Other Expense:
Interest Expense, Net	(112,506)	(95,339)
Devaluation of Venezuelan Bolivar	—	(63,859)
Other, Net	(18,566)	(9,218)

Income (Loss) Before Income Taxes	80,816	(60,855)
Provision for Income Taxes	(19,277)	(3,467)

Net Income (Loss)	61,539	(64,322)

Net Income Attributable to Noncontrolling Interests	(2,338)	(4,035)

Net Income (Loss) Attributable to Weatherford	$59,201	$(68,357)

Earnings (Loss) Per Share Attributable to Weatherford:
Basic	$0.08	$(0.09)
Diluted	$0.08	$(0.09)

Weighted Average Shares Outstanding:
Basic	747,468	737,865
Diluted	757,617	737,865
The accompanying notes are an integral part of these condensed consolidated financial statements.

WEATHERFORD INTERNATIONAL LTD. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(In thousands)

	Three Months
	Ended March 31,
	2011	2010
Cash Flows from Operating Activities:
Net Income (Loss)	$61,539	$(64,322)
Adjustments to Reconcile Net Income to Net Cash Provided by Operating Activities:
Depreciation and Amortization	277,055	249,705
Employee Share-Based Compensation Expense	22,456	22,974
Deferred Income Tax Benefit	(3,961)	(91,651)
Devaluation of Venezuelan Bolivar	—	63,859
Supplemental Executive Retirement Plan	—	38,021
Revaluation of Contingent Consideration	—	11,010
Other, Net	10,894	7,646
Change in Operating Assets and Liabilities, Net of Effect of Businesses Acquired
Accounts Receivable	(235,669)	(211,917)
Inventories	(143,327)	(99,094)
Other Current Assets	(107,066)	32,465
Accounts Payable	79,273	128,522
Other Current Liabilities	(95,447)	(59,611)
Other	(38,734)	(22,651)

Net Cash Provided by Operating Activities	(172,987)	4,956

Cash Flows from Investing Activities:
Capital Expenditures for Property, Plant and Equipment	(355,650)	(231,087)
Acquisitions of Businesses, Net of Cash Acquired	(15,143)	(46,579)
Acquisition of Intellectual Property	(3,462)	(6,072)
Acquisition of Equity Investments in Unconsolidated Affiliates	(6,752)	—
Proceeds from Sale of Assets and Businesses, Net	2,506	87,790
Other Investing Activities	—	41,840

Net Cash Used by Investing Activities	(378,501)	(154,108)

Cash Flows from Financing Activities:
Borrowings of Short-term Debt, Net	384,532	122,746
Repayments of Long-term Debt, Net	(4,736)	(2,113)
Other Financing Activities, Net	343	3,227

Net Cash Provided by Financing Activities	380,139	123,860

Effect of Exchange Rate Changes on Cash and Cash Equivalents	4,894	(20,128)

Net Decrease in Cash and Cash Equivalents	(166,455)	(45,420)
Cash and Cash Equivalents at Beginning of Period	415,772	252,519

Cash and Cash Equivalents at End of Period	$249,317	$207,099

Supplemental Cash Flow Information:
Interest Paid	$175,925	$139,597
Income Taxes Paid, Net of Refunds	65,532	90,735
The accompanying notes are an integral part of these condensed consolidated financial statements.

WEATHERFORD INTERNATIONAL LTD. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(UNAUDITED)
(In thousands)

	Three Months
	Ended March 31,
	2011	2010
Net Income (Loss)	$61,539	$(64,322)
Other Comprehensive Income:
Curtailment and Remeasurement of Supplemental Executive Retirement Plan	—	45,237
Amortization of Pension Components	989	1,513
Foreign Currency Translation Adjustment	177,371	(67,387)
Other	160	155

Comprehensive Income (Loss)	240,059	(84,804)
Comprehensive Income Attributable to Noncontrolling Interests	(2,338)	(4,035)

Comprehensive Income (Loss) Attributable to Weatherford	$237,721	$(88,839)

The accompanying notes are an integral part of these condensed consolidated financial statements.

WEATHERFORD INTERNATIONAL LTD. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
1. General
     The accompanying unaudited condensed consolidated financial statements of Weatherford International Ltd. and all majority-owned subsidiaries (the “Company”) are prepared in accordance with U.S. generally accepted accounting principles and include all adjustments of a normal recurring nature which, in the opinion of management, are necessary to present fairly our Condensed Consolidated Balance Sheet at March 31, 2011, Condensed Consolidated Statements of Income, Condensed Consolidated Statements of Comprehensive Income and Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2011 and 2010. Although we believe the disclosures in these financial statements are adequate to make the interim information presented not misleading, certain information relating to our organization and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles have been condensed or omitted in this Form 10-Q pursuant to U.S. Securities and Exchange Commission (“SEC”) rules and regulations. These financial statements should be read in conjunction with the audited consolidated financial statements for the year ended December 31, 2010 and the related notes included in our Annual Report on Form 10-K, as amended. The results of operations for the three months ended March 31, 2011 are not necessarily indicative of the results expected for the full year.
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
     During the three months ended March 31, 2011, we paid cash consideration of $16 million for acquisitions.
     Our results for the three months ended March 31, 2010 include a loss of $11 million related to the revaluation of contingent consideration issued in connection with the acquisition of the Oilfield Services Division of TNK-BP. This loss was recorded in the Selling, General and Administrative Attributable to Segments line in the Condensed Consolidated Statements of Income.

WEATHERFORD INTERNATIONAL LTD. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
3. Inventories
     The components of inventory were as follows:

	March 31,	December 31,
	2011	2010
	(In thousands)
Raw materials, components and supplies	$410,810	$383,639
Work in process	141,828	114,266
Finished goods	2,206,931	2,092,103

	$2,759,569	$2,590,008

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
     The changes in the carrying amount of goodwill for the three months ended March 31, 2011, were as follows:

		Middle East/ North	Europe/	Latin
	North America	Africa/ Asia	West Africa/ FSU	America	Total
			(In thousands)
As of December 31, 2010	$2,133,020	$731,828	$1,007,605	$313,024	$4,185,477
Acquisitions	—	—	1,363	5,442	6,805
Disposals	—	—	—	—	—
Purchase price and other adjustments	(740)	(4,697)	30	(375)	(5,782)
Foreign currency translation	24,536	1,992	46,701	296	73,525

As of March 31, 2011	$2,156,816	$729,123	$1,055,699	$318,387	$4,260,025

5. Short-term Borrowings and Current Portion of Long-term Debt

The components of short-term borrowings were as follows:

	March 31,	December 31,
	2011	2010
	(In thousands)
Revolving credit facilities	$—	$—
Commercial paper	385,321	—
Other short-term bank loans	17,421	18,001

Total short-term borrowings	402,742	18,001
Current portion of long-term debt	216,748	217,391

Short-term borrowings and current portion of long-term debt	$619,490	$235,392

WEATHERFORD INTERNATIONAL LTD. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
     We maintain a $1.75 billion unsecured, revolving credit agreement (the “Credit Agreement”) with JPMorgan Chase Bank, N.A., as administrative agent. The Credit Agreement has a scheduled maturity date of October 15, 2013, subject to extension, and can be used for a combination of borrowings, support for our commercial paper program and issuances of letters of credit. The Credit Agreement requires us to maintain a debt-to-capitalization ratio of less than 60%. We are in compliance with these covenants at March 31, 2011. There were $48 million in outstanding letters of credit under this facility at March 31, 2011.
     We have a $1.5 billion commercial paper program under which we may from time to time issue short-term unsecured notes. The commercial paper program is supported by our revolving credit facilities. The weighted average interest rate related to outstanding commercial paper issuances at March 31, 2011 was 1% per annum.
     We have short-term borrowings with various domestic and international institutions pursuant to uncommitted facilities. At March 31, 2011, we had $17 million in short-term borrowings under these arrangements with a weighted average interest rate of 9% per annum. In addition, we had $384 million of letters of credit and bid and performance bonds under these uncommitted facilities. The carrying value of our short-term borrowings approximates their fair value as of March 31, 2011.
6. Financial Instruments
     Financial Instruments Measured and Recognized at Fair Value
     There is a hierarchy that classifies valuation inputs into three broad levels. Level 1 inputs are quoted prices (unadjusted) in active markets for identical assets or liabilities. Level 2 inputs are quoted prices for similar assets and liabilities in active markets or inputs that are observable for the asset or liability, either directly or indirectly through market corroboration, for substantially the full term of the financial instrument. Level 3 inputs are unobservable inputs based upon our own assumptions used to measure assets and liabilities at fair value. Classification of a financial asset or liability within the hierarchy is determined based on the lowest level of input that is significant to the fair value measurement. Other than disclosed below under derivative instruments, we had no assets or liabilities measured and recognized at fair value on a recurring basis at March 31, 2011 and December 31, 2010.
     Fair Value of Other Financial Instruments
     Our other financial instruments include cash and cash equivalents, foreign currency exchange contracts, interest rate swaps, accounts receivable, notes receivable, accounts payable, short-term borrowings and long-term debt. With the exception of long-term debt, the carrying value of these financial instruments approximates their fair value.
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
     The fair value and carrying value of our long-term debt and current portion of long-term debt is as follows:

	March 31, 2011	December 31, 2010
	(In thousands)
Fair value	$7,317,780	$7,329,299
Carrying value	6,743,212	6,747,389

WEATHERFORD INTERNATIONAL LTD. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
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
     Interest Rate Swaps
     We use interest rate swaps to help mitigate exposures related to interest rate movements. Amounts paid or received upon termination of interest rate swaps accounted for as fair value hedges represent the fair value of the agreements at the time of termination and are recorded as an adjustment to the carrying value of the related debt. These amounts are amortized as a reduction (in the case of gains) or as an increase (in the case of losses) to interest expense over the remaining term of the debt. As of March 31, 2011, we had net unamortized gains of $53 million associated with interest rate swap terminations.
     Cash Flow Hedges
     In 2008, we entered into interest rate derivative instruments to hedge projected exposures to interest rates in anticipation of a debt offering. Those hedges were terminated at the time of the issuance of the debt, and the loss on these hedges is being amortized from Accumulated Other Comprehensive Income to interest expense over the remaining term of the debt. As of March 31, 2011, we had net unamortized losses of $13 million associated with our cash flow hedge terminations.
     Other Derivative Instruments
     As of March 31, 2011, we had foreign currency forward contracts with notional amounts aggregating to $837 million, which were entered into to hedge exposure to currency fluctuations in various foreign currencies. The total estimated fair value of these contracts at March 31, 2011, resulted in a net liability of approximately $9 million. These derivative instruments were not designated as hedges and the changes in fair value of the contracts are recorded each period in Other, Net in the accompanying Condensed Consolidated Statements of Income.
     We have cross-currency swaps between the U.S. dollar and Canadian dollar to hedge certain exposures to the Canadian dollar. At March 31, 2011, we had notional amounts outstanding of $215 million. The total estimated fair value of these contracts at March 31, 2011, resulted in a liability of $42 million. These derivative instruments were not designated as hedges and the changes in fair value of the contracts are recorded each period in Other, Net in the accompanying Condensed Consolidated Statements of Income.

WEATHERFORD INTERNATIONAL LTD. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
     The fair values of outstanding derivative instruments are summarized as follows:

	March 31, 2011	December 31, 2010	Classifications
	(In thousands)
Derivative assets not designated as hedges:
Foreign exchange contracts	$953	$8,155	Other Current Assets
Derivative liabilities not designated as hedges:
Foreign exchange contracts	9,742	21,664	Other Current Liabilities
Cross-currency swap contracts	41,566	34,783	Other Liabilities
     During the three months ended March 31, 2011 and 2010, we recognized foreign currency losses of $17 million and $7 million, respectively.
8. Income Taxes
     For the three months ended March 31, 2011, we had a tax provision of $19 million on income before taxes of $81 million. Our tax provision for the three months ended March 31, 2011 includes tax benefits of $8 million related to certain prior period expenses for which a benefit could not be recorded in the prior periods as well as other discrete items in the period primarily related to the settlement of uncertain tax positions which lowered our provision by an additional $6 million. For the three months ended March 31, 2010, we had a tax provision of $3 million on a pretax loss of $61 million that includes curtailment expense for our SERP for which no related tax benefit was recorded. Our tax provision for the three months ended March 31, 2010 includes minimum tax in Mexico, and the tax impact of changes in our geographic earnings mix, both of which are partially offset by a tax benefit related to the devaluation of the Venezuelan bolivar.
9. Shareholders’ Equity
     The following summarizes our shareholders’ equity activity for the three months ended March 31, 2011 and 2010:

			Noncontrolling
		Company	Interests in
	Total Shareholders’	Shareholders’	Consolidated
	Equity	Equity	Subsidiaries
		(In thousands)
Balance at December 31, 2010	$9,464,847	$9,400,931	$63,916
Comprehensive Income:
Net Income	61,539	59,201	2,338
Amortization of Pension Components	989	989	—
Foreign Currency Translation Adjustments	177,371	177,371	—
Other	160	160	—

Comprehensive Income	240,059	237,721	2,338
Transactions with Shareholders	12,332	12,332	—
Dividends Paid to Noncontrolling Interests	(5,495)	—	(5,495)
Other	640	—	640

Balance at March 31, 2011	$9,712,383	$9,650,984	$61,399

WEATHERFORD INTERNATIONAL LTD. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

			Noncontrolling
		Company	Interests in
	Total Shareholders’	Shareholders’	Consolidated
	Equity	Equity	Subsidiaries
		(In thousands)
Balance at December 31, 2009	$9,438,373	$9,359,341	$79,032
Comprehensive Income:
Net Income (Loss)	(64,322)	(68,357)	4,035
Curtailment of Executive Supplemental Executive Retirement Plan	45,237	45,237	—
Amortization of Pension Components	1,513	1,513	—
Foreign Currency Translation Adjustments	(67,387)	(67,387)	—
Other	155	155	—

Comprehensive Income (Loss)	(84,804)	(88,839)	4,035
Transactions with Shareholders	39,980	39,980	—
Dividends Paid to Noncontrolling Interests	(6,442)	—	(6,442)
Other	338	—	338

Balance at March 31, 2010	$9,387,445	$9,310,482	$76,963

     At December 31, 2010, we had outstanding warrants to purchase up to 12.9 million of our shares at a price of $15.00 per share. On March 4, 2011, 4.3 million of these warrants were exercised through net share settlement and the issuance of 1.7 million shares of our stock. At March 31, 2011, 8.6 million of our warrants remain outstanding and are exercisable until February 28, 2012. These warrants are subject to adjustment for changes in our capital structure or the issuance of dividends. Future settlements may occur through physical delivery, net share settlement, net cash settlement or a combination of those methods. The net cash settlement option is available at our sole discretion.
10. Earnings Per Share
     Basic earnings per share for all periods presented equals net income divided by the weighted average number of our shares outstanding during the period. Diluted earnings per share is computed by dividing net income by the weighted average number of our shares outstanding during the period, adjusted for the dilutive effect of our stock options, restricted shares, performance units and our outstanding warrants. Our diluted earnings per share calculation excludes one million potential shares for the three months ended March 31, 2011 and three million potential shares for the three months ended March 31, 2010, due to their anti-dilutive effect. Our diluted earnings per share calculation for the three months ended March 31, 2010 also excludes ten million potential shares that would have been included if we had net income for that period, but are excluded as we had a net loss and their inclusion would have been anti-dilutive.
     The following reconciles basic and diluted weighted average of shares outstanding:

	Three Months
	Ended March 31,
	2011	2010
	(In thousands)
Basic weighted average shares outstanding	747,468	737,865
Dilutive effect of:
Warrants	3,934	—
Stock options and restricted shares	6,215	—

Diluted weighted average shares outstanding	757,617	737,865

WEATHERFORD INTERNATIONAL LTD. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
11. Share-Based Compensation
     We recognized the following employee share-based compensation expense during the three months ended March 31, 2011 and 2010:

	Three Months
	Ended March 31,
	2011	2010
	(In thousands)
Share-based compensation	$22,456	$22,974
Related tax benefit	7,860	8,041
     During the three months ended March 31, 2011, we issued approximately one million performance units, which will vest assuming continued employment and assuming the Company meets certain market-based performance goals. The performance units have a weighted-average grant date fair value of $30.49 per share based on the Monte Carlo simulation method. As of March 31, 2011, there was $25 million of unrecognized compensation related to our performance units. This cost is expected to be recognized over a weighted average period of two years.
     During the three months ended March 31, 2011, we also granted three million restricted share awards at a weighted average grant date fair value of $24.24 per share. As of March 31, 2011, there was $177 million of unrecognized compensation cost related to all of our unvested restricted share grants. This cost is expected to be recognized over a weighted average period of two years.
12. Retirement and Employee Benefit Plans
     We have defined benefit pension and other postretirement benefit plans covering certain employees. The components of net periodic benefit cost for the three months ended March 31, 2011 and 2010 were as follows:

	Three Months Ended March 31,
	2011		2010
	United States	International	United States	International
		(In thousands)
Service cost	$8	$1,652	$951	$1,528
Interest cost	755	2,096	1,937	1,830
Expected return on plan assets	(147)	(1,244)	(149)	(1,201)
Amortization of prior service cost (credit)	22	(15)	1,512	(13)
Amortization of loss	184	228	772	42
Curtailment/settlement loss	—	—	34,958	—

Net periodic benefit cost	$822	$2,717	$39,981	$2,186

     Our Supplemental Executive Retirement Plan (“SERP”) was amended effective March 31, 2010 to freeze the benefits under the plan. This resulted in the net curtailment loss shown above.
     We previously disclosed in our financial statements for the year ended December 31, 2010, that we expected to contribute less than $1 million in the U.S. and approximately $8 million internationally to our pension and other postretirement benefit plans during 2011. As of March 31, 2011, we have contributed approximately $2 million to these plans and currently anticipate total annual contributions to approximate $10 million.

WEATHERFORD INTERNATIONAL LTD. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
13. Segment Information
     Financial information by segment is summarized below. Revenues are attributable to countries based on the ultimate destination of the sale of products or performance of services.

	Three Months Ended March 31, 2011
	Net	Income	Depreciation
	Operating	from	and
	Revenues	Operations	Amortization
		(In thousands)
North America	$1,360,472	$283,697	$87,793
Middle East/North Africa/Asia	575,526	10,804	81,380
Europe/West Africa/FSU	510,423	37,504	56,594
Latin America (a)	409,765	21,091	46,388

	2,856,186	353,096	272,155
Corporate and Research and Development	—	(120,376)	4,900
Other (b)	—	(20,832)	—

Total	$2,856,186	$211,888	$277,055

	Three Months Ended March 31, 2010
	Net	Income	Depreciation
	Operating	from	and
	Revenues	Operations	Amortization
		(In thousands)
North America	$888,579	$108,432	$80,660
Middle East/North Africa/Asia	562,056	75,714	72,290
Europe/West Africa/FSU	453,759	46,298	49,271
Latin America	426,673	26,074	42,479

	2,331,067	256,518	244,700
Corporate and Research and Development	—	(93,915)	5,005
Revaluation of Contingent Consideration	—	(11,010)	—
Other (c)	—	(44,032)	—

Total	$2,331,067	$107,561	$249,705

(a)	The three months ended March 31, 2011 was negatively impacted by a $16 million charge due to an equity tax enacted in Colombia.

(b)	The three months ended March 31, 2011 includes $11 million for severance, $9 million in connection with the termination of a corporate consulting contract and $1 million for legal and professional fees incurred in connection with our on-going investigations.

(c)	The three months ended March 31, 2010 includes $2 million for costs incurred in connection with on-going investigations by the U.S. government, $9 million for severance and facility closure costs associated with reorganization activities and a $38 million charge related to our SERP, which was frozen on March 31, 2010. These charges were offset by a $5 million benefit related to the reversal of prior cost accruals for our exit from certain sanctioned countries.
     In early 2011, our operations in Tunisia, Egypt, and Libya were disrupted by political revolutions and uprisings in these countries. Political disturbances in Libya and elsewhere in the Middle East and North Africa,

WEATHERFORD INTERNATIONAL LTD. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
including to a lesser extent Yemen and Bahrain, are ongoing, and our operations in Libya have not resumed. At March 31, 2011, we had in Libya inventory, property, plant and equipment (net) with a carrying value of approximately $144 million, as well as cash, accounts receivable, prepaid expenses and other assets totaling approximately $83 million, including approximately $52 million of accounts receivable that currently are subject to sanctions recently imposed by western governments. In cases where we must evacuate personnel, it may be difficult, if not impossible, for us to safeguard and recover our operating assets, and our ability to do so will depend on the local turn of events. In these areas we also may not be able to perform the work we are contracted to perform, which could lead to forfeiture of performance bonds. We currently have outstanding approximately $19 million of performance bonds related to contracts in Libya. Based on information available to us and our current assessment of the situation in Libya, we believe that we will recover our assets there, and we have not impaired these assets.
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
     In light of this investigation, the U.S. and foreign policy environment and the inherent uncertainties surrounding these countries, we decided in September 2007 to direct our foreign subsidiaries to discontinue doing business in countries that are subject to comprehensive U.S. economic and trade sanctions, specifically Cuba, Iran, and Sudan, as well as Syria. Effective September 2007, we ceased entering into any new contracts in these countries and began an orderly discontinuation and winding down of our existing business in these sanctioned countries. Effective March 31, 2008, we substantially completed our winding down of business in these countries. We can complete the withdrawal process only pursuant to licenses issued by OFAC. Our remaining activities in Iran, Sudan and Syria include ongoing withdrawal activities such as attempts to collect accounts receivable, attempts to settle tax liabilities or legal claims and attempts to recover or liquidate assets, including equipment and funds. Certain of our subsidiaries continue to conduct business in countries such as Myanmar that are subject to more limited U.S. trading sanctions.
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
     Through March 31, 2011, we have incurred $49 million for costs in connection with our exit from sanctioned countries and incurred $114 million for legal and professional fees in connection with complying with and conducting these on-going investigations.
     In addition, the SEC is investigating the circumstances surrounding the material weakness in the Company’s internal controls over financial reporting for income taxes that was disclosed on Forms 12b-25 and 8-K on March 1, 2011 and the related restatement of historical financial statements. We are cooperating with the investigation.
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
     We believe that the indemnification obligations of BP are valid and enforceable. However, BP may seek to avoid its indemnification obligations. Should a court determine that indemnity provisions are unenforceable, Weatherford might be held liable in one or more of the civil actions brought as a result of the aforementioned deaths, personal injuries, property and/or environmental damage. The cause of the Macondo incident remains under investigation and has yet to be determined.
     If BP were to avoid its indemnities regarding personal injury and a case is adversely determined against Weatherford with respect to the Macondo incident, Weatherford believes its exposure is within the limits of its insurance coverage. Weatherford has a self-insured retention of $2 million. Above that amount, Weatherford has aggregate liability insurance coverage with limits of $303 million. Weatherford believes all claims made against Weatherford, even if they are not covered by indemnity from BP, are covered under its various liability insurance policies, up to the $303 million in limits, however given the complexity of the litigation surrounding these matters, it is possible that Weatherford could be adjudged to be liable in an amount in excess of its policy limits. Weatherford has met individually with its insurers to discuss this matter. While some of our insurers have sent notices stating that they lack sufficient information to adequately assess coverage issues at this time, we do not currently anticipate there will be a substantive coverage dispute amongst Weatherford and its insurers.
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
     Shareholder Litigation
     In June and July 2010, shareholders filed suit in Weatherford’s name against those directors in place before June 2010 and certain current and former members of management relating to the U.S. government and internal investigations disclosed above and in our SEC filings since 2007. Separately, shareholders have also filed suit relating to the material weakness in the Company’s internal controls over financial reporting for income taxes that was disclosed on Forms 12b-25 and 8-K on March 1, 2011 and the related restatement of historical financial statements. These suits name the Company as well as current and former members of management as well as our directors. We will investigate these claims appropriately. We cannot predict the ultimate outcome of these claims.
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
15. New Accounting Pronouncements
     On January 1, 2011, we adopted an update to existing guidance on revenue recognition for arrangements with multiple deliverables. This update allows companies to allocate consideration for qualified separate deliverables using estimated selling price for both delivered and undelivered items when vendor-specific objective evidence or third-party evidence is unavailable. It also requires additional disclosures on the nature of multiple element arrangements, the types of deliverables under the arrangements, the general timing of their delivery, and significant factors and estimates used to determine estimated selling prices. The adoption of this update did not have a material impact on our condensed consolidated financial statements or existing revenue recognition policies.
16. Condensed Consolidating Financial Statements
     A Swiss corporation named Weatherford International Ltd. is the ultimate parent of the Weatherford group (“Parent”). The Parent guarantees the obligations of Weatherford International Ltd. incorporated in Bermuda (“Weatherford Bermuda”) and Weatherford International, Inc. incorporated in Delaware (“Weatherford Delaware”) noted below.
     The following obligations of Weatherford Delaware were guaranteed by Weatherford Bermuda at March 31, 2011 and December 31, 2010: (i) the 6.625% Senior Notes, (ii) the 5.95% Senior Notes, (iii) the 6.35% Senior Notes and (iv) the 6.80% Senior Notes.
     The following obligations of Weatherford Bermuda were guaranteed by Weatherford Delaware at March 31, 2011 and December 31, 2010: (i) the revolving credit facility, (ii) the 4.95% Senior Notes, (iii) the 5.50% Senior Notes, (iv) the 6.50% Senior Notes, (v) the 5.15% Senior Notes, (vi) the 6.00% Senior Notes, (vii) the 7.00% Senior Notes, (viii) the 9.625% Senior Notes, (ix) the 9.875% Senior Notes, (x) the 5.125% Senior Notes, (xi) the 6.75% Senior Notes and (xii) issuances of notes under the commercial paper program.
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

WEATHERFORD INTERNATIONAL LTD. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
Condensed Consolidating Balance Sheet
March 31, 2011
(unaudited)
(In thousands)

				Other
	Parent	Bermuda	Delaware	Subsidiaries	Eliminations	Consolidation
ASSETS
Current Assets:
Cash and Cash Equivalents	$419	$112	$4,636	$244,150	$—	$249,317
Other Current Assets	931	1,854	72,628	6,571,137	—	6,646,550

Total Current Assets	1,350	1,966	77,264	6,815,287	—	6,895,867

Equity Investments in Affiliates	9,224,138	15,515,349	7,600,723	11,308,885	(43,649,095)	—
Shares Held in Parent	—	—	92,492	468,800	(561,292)	—
Intercompany Receivables, Net	—	2,492,223	457,873	—	(2,950,096)	—
Other Assets	23,648	38,547	309,699	12,554,160	—	12,926,054

Total Assets	$9,249,136	$18,048,085	$8,538,051	$31,147,132	$(47,160,483)	$19,821,921

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current Liabilities:
Short-term Borrowings and Current Portion of Long-term Debt	$—	$393,311	$201,640	$24,539	$—	$619,490
Accounts Payable and Other Current Liabilities	24,796	41,416	128,670	2,177,937	—	2,372,819

Total Current Liabilities	24,796	434,727	330,310	2,202,476	—	2,992,309

Long-term Debt	—	5,168,584	1,320,206	37,674	—	6,526,464
Intercompany Payables, Net	235,833	—	—	2,714,263	(2,950,096)	—
Other Long-term Liabilities	2,355	78,683	2,066	507,661	—	590,765

Total Liabilities	262,984	5,681,994	1,652,582	5,462,074	(2,950,096)	10,109,538

Weatherford Shareholders’ Equity	8,986,152	12,366,091	6,885,469	25,623,659	(44,210,387)	9,650,984
Noncontrolling Interests	—	—	—	61,399	—	61,399

Total Liabilities and Shareholders’ Equity	$9,249,136	$18,048,085	$8,538,051	$31,147,132	$(47,160,483)	$19,821,921

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
WEATHERFORD INTERNATIONAL LTD. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
Condensed Consolidating Statements of Income
Three Months Ended March 31, 2011
(unaudited)
(In thousands)

				Other
	Parent	Bermuda	Delaware	Subsidiaries	Eliminations	Consolidation
Revenues	$—	$—	$—	$2,856,186	$—	$2,856,186
Costs and Expenses	(21,068)	(738)	(928)	(2,621,564)	—	(2,644,298)

Operating Income (Loss)	(21,068)	(738)	(928)	234,622	—	211,888

Other Income (Expense):
Interest Income (Expense), Net	—	(86,660)	(23,688)	(2,158)	—	(112,506)
Intercompany Charges, Net	—	(388)	33,153	(32,765)	—	—
Equity in Subsidiary Income (Loss)	80,515	211,344	199,160	—	(491,019)	—
Other, Net	13	(49,436)	(79)	30,936	—	(18,566)

Income (Loss) Before Income Taxes	59,460	74,122	207,618	230,635	(491,019)	80,816
Provision for Income Taxes	(259)	—	2,909	(21,927)	—	(19,277)

Net Income (Loss)	59,201	74,122	210,527	208,708	(491,019)	61,539
Noncontrolling Interests	—	—	—	(2,338)	—	(2,338)

Net Income (Loss) Attributable to Weatherford	$59,201	$74,122	$210,527	$206,370	$(491,019)	$59,201

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

WEATHERFORD INTERNATIONAL LTD. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
Condensed Consolidating Statement of Cash Flows
Three Months Ended March 31, 2011
(unaudited)
(In thousands)

				Other
	Parent	Bermuda	Delaware	Subsidiaries	Eliminations	Consolidation
Cash Flows from Operating Activities:
Net Income (Loss)	$59,201	$74,122	$210,527	$208,708	$(491,019)	$61,539
Adjustments to Reconcile Net Income (Loss) to Net Cash Provided (Used) by Operating Activities:
Charges from Parent or Subsidiary	—	388	(33,153)	32,765	—	—
Equity in (Earnings) Loss of Affiliates	(80,515)	(211,344)	(199,160)	—	491,019	—
Deferred Income Tax Benefit	—	—	(2,929)	(1,032)	—	(3,961)
Other Adjustments	8,271	(99,424)	26,062	(165,474)	—	(230,565)

Net Cash Provided (Used) by Operating Activities	(13,043)	(236,258)	1,347	74,967	—	(172,987)

Cash Flows from Investing Activities:
Capital Expenditures for Property, Plant and Equipment	—	—	—	(355,650)	—	(355,650)
Acquisitions of Businesses, Net of Cash Acquired	—	—	—	(15,143)	—	(15,143)
Acquisition of Intellectual Property	—	—	—	(3,462)	—	(3,462)
Acquisition of Equity Investments in Unconsolidated Affiliates	—	—	—	(6,752)	—	(6,752)
Proceeds from Sale of Assets and Businesses, Net	—	—	—	2,506	—	2,506
Capital Contribution to Subsidiary	—	—	—	—	—	—
Other Investing Activities	—	—	—	—	—	—

Net Cash Provided (Used) by Investing Activities	—	—	—	(378,501)	—	(378,501)

Cash Flows from Financing Activities:
Borrowings (Repayments) Short-term Debt, Net	—	385,320	(204)	(584)	—	384,532
Borrowings (Repayments) Long-term Debt, Net	—	—	(4,445)	(291)	—	(4,736)
Borrowings (Repayments) Between Subsidiaries, Net	13,338	(262,393)	(3,838)	252,893	—	—
Proceeds from Capital Contribution	—	—	—	—	—	—
Other, Net	—	—	343	—	—	343

Net Cash Provided (Used) by Financing Activities	13,338	122,927	(8,144)	252,018	—	380,139

Effect of Exchange Rate Changes on Cash and Cash Equivalents	—	—	—	4,894	—	4,894

Net Increase (Decrease) in Cash and Cash Equivalents	295	(113,331)	(6,797)	(46,622)	—	(166,455)
Cash and Cash Equivalents at Beginning of Year	124	113,443	11,433	290,772	—	415,772

Cash and Cash Equivalents at End of Year	$419	$112	$4,636	$244,150	$—	$249,317

WEATHERFORD INTERNATIONAL LTD. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
Condensed Consolidating Statement of Cash Flows
Three Months Ended March 31, 2010
(unaudited)
(In thousands)

				Other
	Parent	Bermuda	Delaware	Subsidiaries	Eliminations	Consolidation
Cash Flows from Operating Activities:
Net Income (Loss)	$(68,357)	$(51,820)	$85,206	$41,698	$(71,049)	$(64,322)
Adjustments to Reconcile Net Income (Loss) to Net Cash Provided (Used) by Operating Activities:
Charges from Parent or Subsidiary	300	(717)	43,553	(43,136)	—	—
Equity in (Earnings) Loss of Affiliates	51,818	10,391	(133,258)	—	71,049	—
Deferred Income Tax Benefit	—	—	(25,147)	(66,504)	—	(91,651)
Other Adjustments	12,927	(97,022)	52,692	192,332	—	160,929

Net Cash Provided (Used) by Operating Activities	(3,312)	(139,168)	23,046	124,390	—	4,956

Cash Flows from Investing Activities:
Capital Expenditures for Property, Plant and Equipment	—	—	—	(231,087)	—	(231,087)
Acquisitions of Businesses, Net of Cash Acquired	(44,489)	—	—	(2,090)	—	(46,579)
Acquisition of Intellectual Property	—	—	—	(6,072)	—	(6,072)
Proceeds from Sale of Assets and Businesses, Net	—	—	—	87,790	—	87,790
Capital Contribution to Subsidiary	—	(873)	(10)	—	883	—
Other Investing Activities	—	41,840	—	—	—	41,840

Net Cash Provided (Used) by Investing Activities	(44,489)	40,967	(10)	(151,459)	883	(154,108)

Cash Flows from Financing Activities:
Borrowings (Repayments) Short-term Debt, Net	—	223,730	29	(101,013)	—	122,746
Borrowings (Repayments) Long-term Debt, Net	—	—	—	(2,113)	—	(2,113)
Borrowings (Repayments) Between Subsidiaries, Net	49,161	(125,552)	(26,662)	103,053	—	—
Proceeds from Capital Contribution	—	—	—	883	(883)	—
Other, Net	—	—	3,227	—	—	3,227

Net Cash Provided (Used) by Financing Activities	49,161	98,178	(23,406)	810	(883)	123,860

Effect of Exchange Rate on Cash and Cash Equivalents	—	—	—	(20,128)	—	(20,128)

Net Increase (Decrease) in Cash and Cash Equivalents	1,360	(23)	(370)	(46,387)	—	(45,420)
Cash and Cash Equivalents at Beginning of Year	102	47	421	251,949	—	252,519

Cash and Cash Equivalents at End of Year	$1,462	$24	$51	$205,562	$—	$207,099

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
     Our Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) begins with an executive level overview, which provides a general description of our company today, a synopsis of industry market trends, insight into management’s perspective of the opportunities and challenges we face and our outlook for the remainder of 2011. Next, we analyze the results of our operations for the three months ended March 31, 2011 and 2010, including the trends in our overall business. Then we review our liquidity and capital resources. We conclude with a discussion of our critical accounting policies and estimates and a summary of recently issued accounting pronouncements. When using phrases such as “Company,” “we,” “us” and “our” the intent is to refer to Weatherford International Ltd.
Overview
     General
     The following discussion should be read in conjunction with our financial statements included with this report and our financial statements and related MD&A for the year ended December 31, 2010 included in our Annual Report on Form 10-K, as amended. Our discussion includes various forward-looking statements about our markets, the demand for our products and services and our future results. These statements are based on certain assumptions we consider reasonable. For information about these assumptions, you should refer to the section entitled “Forward-Looking Statements.”
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
     The following chart sets forth certain statistics that reflect historical market conditions:

			North American Rig	International Rig
	WTI Oil (1)	Henry Hub Gas (2)	Count (3)	Count (3)
March 31, 2011	$106.72	$4.39	2,242	1,147
December 31, 2010	91.38	4.41	2,108	1,118
March 31, 2010	83.76	3.87	1,767	1,164

(1)	Price per barrel as of March 31 and December 31 — Source: Thomson Reuters

(2)	Price per MM/BTU as of March 31 and December 31 — Source: Thomson Reuters

(3)	Average rig count for the applicable month — Source: Baker Hughes Rig Count
     Oil prices increased during the first three months of 2011, ranging from a low of $84.32 per barrel in mid February to a high of $106.72 per barrel at the end of March. Natural gas prices decreased during the first three months of 2011 and ranged from a high of $4.74 MM/BTU in late January to a low of $3.78 MM/BTU in the beginning of March. Factors influencing oil and natural gas prices during the period include hydrocarbon inventory levels, realized and expected economic growth, realized and expected levels of hydrocarbon demand, levels of spare production capacity within the Organization of Petroleum Exporting Countries (“OPEC”), weather and geopolitical uncertainty.
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
     We anticipate our 2011 revenues will increase approximately 20% from 2010. The year-on-year growth should be stronger in North America than in the international markets.
     Our 2011 increase in North America is expected to be primarily driven by continued strengthening in shale activity in the U.S., an increase in Canadian activity after years of lagging the U.S. and improved volume and pricing of a number of product lines. We are anticipating gradually higher margins in North America for the remainder of the year, excluding the impact of Canadian seasonality.
     For our international segments we expect low double-digit growth in 2011. We expect that Latin America growth will be primarily driven by Colombia, Brazil and Argentina. Mexico should be down year-on-year, but we anticipate the second half of 2011will be stronger than the second half of 2010. In the Eastern Hemisphere, despite political and weather related disruptions, Middle East/North Africa/Asia Pacific should still experience low double-digit growth in 2011, secured by strength in our Asia-Pacific operation and progression in Iraq, Kuwait, Oman, Turkmenistan and India and the beginning of a strong recovery in Saudi Arabia. We do not expect the return of our business in Libya this year. Finally, we expect our operations in the North Sea and Russia to show growth in the second half of 2011. Overall, we anticipate international margins to improve in the second half of 2011.
     The level of improvement in our businesses in 2011 will continue to depend heavily on volume increases and our ability to further penetrate existing markets with our younger technologies as well as to successfully introduce these technologies to new markets. In addition, our ability to grow our business aggressively will rely on our demonstration of a high level of operational efficacy for our clients including the efficiency of mobilization related to planned startups. The recruitment, training and retention of personnel will also be a critical factor in growing our businesses. The continued and increasing strength of the industry, including client spending, will be highly dependent on many external factors, such as world economic and political conditions, member country quota compliance within OPEC and weather conditions, including the factors described under “—Forward-Looking Statements.”

     Results of Operations
     The following charts contain selected financial data comparing our consolidated and segment results from operations for the three months ended March 31, 2011 and 2010:

	Three Months
	Ended March 31,
	2011	2010
	(In thousands, except percentages and
	per share data)
Revenues:
North America	$1,360,472	$888,579
Middle East/North Africa/Asia	575,526	562,056
Europe/West Africa/FSU	510,423	453,759
Latin America	409,765	426,673

	2,856,186	2,331,067

Operating Income:
North America	283,697	108,432
Middle East/North Africa/Asia	10,804	75,714
Europe/West Africa/FSU	37,504	46,298
Latin America	21,091	26,074
Research and Development	(64,547)	(48,857)
Corporate	(55,829)	(45,058)
Revaluation of Contingent Consideration	—	(11,010)
Severance, Exit and Other Adjustments	(20,832)	(44,032)

	211,888	107,561

Interest Expense, Net	(112,506)	(95,339)

Devaluation of Venezuelan Bolivar	—	(63,859)

Other, Net	(18,566)	(9,218)

Effective Tax Rate	23.9%	(5.7)%

Net Income per Diluted Share	$0.08	$(0.09)

Depreciation and Amortization	277,055	249,705

     Revenues
     The following chart contains consolidated revenues by product line for the three months ended March 31, 2011 and 2010:

	Three Months
	Ended March 31,
	2011	2010
Drilling Services	17%	16%
Stimulation & Chemicals	16	9
Artificial Lift Systems	15	15
Well Construction	12	17
Integrated Drilling	11	13
Drilling Tools	8	8
Completion Systems	7	7
Wireline	7	7
Re-entry & Fishing	6	6
Pipeline & Specialty Services	1	2

	100%	100%

     Consolidated revenues increased $525 million, or 23%, in the first quarter of 2011 as compared to the first quarter of 2010. This increase outpaced the 21% increase in average rig count over the comparable period. North America revenue increased $472 million, or 53%, in the first quarter of 2011 compared to the same quarter of the prior year. International revenues increased $53 million, or 4%, in the first quarter of 2011 as compared to the first quarter of 2010. Our stimulation and chemicals, artificial lift systems, and drilling services product lines were the strongest contributors to the increase over the year-ago period.
     Operating Income
     Consolidated operating income increased $104 million, or 97%, in the first quarter of 2011 as compared to the first quarter of 2010. Our operating segments contributed $97 million of incremental operating income during the current quarter as compared to the same quarter of the prior year. Severance, exit and other adjustments during the first quarter of 2011 decreased $23 million as compared to the first quarter of 2010. In addition, the first quarter of 2010 included an $11 million loss related to the revaluation of contingent consideration associated with our acquisition of the Oilfield Services Division of TNK-BP. The contingent consideration terms were settled in the fourth quarter of 2010. These incremental gains were partially offset by an increase in corporate and research and development expenditures of $27 million. The increase in corporate expenses was primarily attributable to higher employee compensation costs and professional fees.
     Severance, exit and other adjustments during the three months ended March 31, 2011 include (i) $11 million for severance, (ii) a $9 million charge incurred in connection with the termination of corporate consulting contract and (iii) $1 million in legal and professional fees incurred in connection with our on-going investigations.
     Severance, exit and other adjustments during the three months ended March 31, 2010 include (i) a $38 million charge related to our Supplemental Executive Retirement Plan (“SERP”) which was frozen on March 31, 2010, (ii) $9 million for severance and facility closure costs and (iii) $2 million for legal and professional fees incurred in connection with our on-going investigations. These charges were offset by a $5 million benefit related to the reversal of prior cost accruals for our exit from sanctioned countries.
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
     Interest Expense, Net
     Interest expense net increased $17 million, or 18% in the first quarter of 2011 as compared to the same period of the prior year. The increase in interest expense was primarily the result of replacing our short term debt with higher-rate senior notes through the debt offering and bond tender completed in the second half of 2010.
     Income Taxes
     For the three months ended March 31, 2011, we had a tax provision of $19 million on income before taxes of $81 million. Our tax provision for the three months ended March 31, 2011 includes tax benefits of $8 million related to certain prior period expenses for which a benefit could not be recorded in the prior periods, as well as other discrete items in the period primarily related to the settlement of uncertain tax positions which lowered our provision by an additional $6 million. For the three months ended March 31, 2010, we had a tax provision of $3 million on a pretax loss of $61 million that includes curtailment expense for our SERP for which no related tax benefit was recorded. Our tax provision for the three months ended March 31, 2010 includes minimum tax in Mexico, and the tax impact of changes in our geographic earnings mix, both of which are partially offset by a tax benefit related to the devaluation of the Venezuelan bolivar.
Segment Results
     North America
     North American revenues increased $472 million, or 53%, in the first quarter of 2011, as compared to the first quarter of 2010. This increase outpaced the 27% increase in average North American rig count over the comparable period. The increase in revenues was principally the result of strong Canadian activity. Revenues from our stimulations & chemicals, artificial lift and drilling services product lines were the strongest contributors to the year-over-year increase.
     Operating income increased $175 million, or 162%, in the first quarter of 2011, as compared to the first quarter of the prior year. Operating margins improved 870 basis points to 20.9% for the first three months of 2011, compared to 12.2% for the first three months of 2010.
     Middle East/North Africa/Asia
     Middle East/North Africa/Asia revenues increased $13 million, or 2%, in the first quarter of 2011, as compared to the first quarter of 2010. Our integrated drilling and artificial lift product lines were the strongest contributors to the increase in revenue.
     Operating income decreased $65 million, or 86%, during the first quarter of 2011, compared to the same quarter of the prior year. Operating margins were 2% in the first quarter of 2011 and 14% in the first quarter of 2010. Political disruptions in the Middle East and North Africa and challenging weather events in Australia and China were large drivers of the year-over-year decrease.
     Europe/West Africa/FSU
     Revenues in our Europe/West Africa/FSU segment increased $57 million, or 13%, in the first quarter of 2011, compared to the same quarter of the prior year. The region realized strong performances from our stimulation and chemicals, drilling services and artificial lift service lines in the current quarter as compared to the same period of the prior year.
     Operating income decreased $9 million, or 19%, in the first quarter of 2011, as compared to the same quarter of 2010. Operating margins were 7% in the first quarter of 2011 and 10% in the first quarter of 2010. The decline in operating income and margins was primarily due to an increase in employee related costs as well as fuel and transportation costs in Russia.

     Latin America
     Revenues in our Latin America segment decreased $17 million, or 4%, in the first quarter of 2011, as compared to the same quarter of the prior year. The decline in revenue was mostly due to reduced project activity in Mexico.
     Operating income decreased $5 million, or 19%, for the three months ended March 31, 2011, over the comparable period of the prior year. Operating margins decreased from 6% for the first quarter of 2010 to 5% for the first quarter of 2011. The current quarter’s operating income was negatively impacted by a $16 million charge due to an equity tax enacted in Columbia. This operating tax was fully accrued during the current quarter, but is payable over the next four years.
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
     Committed Borrowing Facilities
     We maintain a $1.75 billion unsecured, revolving credit agreement (the “Credit Agreement”) with JPMorgan Chase Bank, N.A., as administrative agent. The Credit Agreement has a scheduled maturity date of October 15, 2013, subject to extension, and can be used for a combination of borrowings, support for our commercial paper program and issuances of letters of credit. The Credit Agreement requires us to maintain a debt-to-capitalization ratio of less than 60%. We are in compliance with these covenants at March 31, 2011. There were $48 million in outstanding letters of credit under this facility at March 31, 2011.
     The following is a recap of our availability under our committed borrowing facility at March 31, 2011 (in millions):

Facilities	$1,750

Less:
Amount drawn	—
Commercial paper	385
Letters of credit	48

Availability	$1,317

     Commercial Paper
     We have a $1.5 billion commercial paper program under which we may from time to time issue short-term unsecured notes. The commercial paper program is supported by our revolving credit facility.
     Cash Requirements
     During 2011, we anticipate our cash requirements will include interest payments on our outstanding debt, the payment of $183 million of senior notes due in the fourth quarter of 2011, working capital needs, capital expenditures and may include opportunistic business acquisitions. We anticipate funding these requirements from cash generated from operations, availability under our committed borrowing facility, the issuance of commercial paper and, if appropriate, the proceeds of disposals of non-core businesses.
     Capital expenditures for 2011 are projected to be approximately $1.6 billion. The expenditures are expected to be used primarily to support anticipated near-term growth. Capital expenditures during the three months ended March 31, 2011 were $356 million.

     Derivative Instruments
     Interest Rate Swaps
     We use interest rate swaps to help mitigate exposures related to interest rate movements. Amounts paid or received upon termination of interest rate swaps accounted for as fair value hedges represent the fair value of the agreements at the time of termination and are recorded as an adjustment to the carrying value of the related debt. These amounts are amortized as a reduction (in the case of gains) or as an increase (in the case of losses) to interest expense over the remaining term of the debt. As of March 31, 2011, we had net unamortized gains of $53 million associated with interest rate swap terminations.
     Cash Flow Hedges
     In 2008, we entered into interest rate derivative instruments to hedge projected exposures to interest rates in anticipation of a debt offering. Those hedges were terminated at the time of the issuance of the debt, and the loss on these hedges is being amortized from Accumulated Other Comprehensive Income to interest expense over the remaining term of the debt. As of March 31, 2011, we had net unamortized losses of $13 million associated with our cash flow hedge terminations.
     Other Derivative Instruments
     As of March 31, 2011, we had foreign currency forward contracts with notional amounts aggregating to $837 million, which were entered into to hedge exposure to currency fluctuations in various foreign currencies. The total estimated fair value of these contracts at March 31, 2011, resulted in a net liability of approximately $9 million. These derivative instruments were not designated as hedges and the changes in fair value of the contracts are recorded each period in Other, Net in the accompanying Condensed Consolidated Statements of Income.
     We have cross-currency swaps between the U.S. dollar and Canadian dollar to hedge certain exposures to the Canadian dollar. At March 31, 2011, we had notional amounts outstanding of $215 million. The total estimated fair value of these contracts at March 31, 2011, resulted in a liability of $42 million. These derivative instruments were not designated as hedges and the changes in fair value of the contracts are recorded each period in Other, Net in the accompanying Condensed Consolidated Statements of Income.
     Off Balance Sheet Arrangements
     A Swiss corporation named Weatherford International Ltd. is the ultimate parent (“Weatherford Switzerland”) of the Weatherford group and guarantees the obligations of Weatherford International Ltd. incorporated in Bermuda (“Weatherford Bermuda”) and Weatherford International, Inc. incorporated in Delaware (“Weatherford Delaware”) noted below.
     The following obligations of Weatherford Delaware were guaranteed by Weatherford Bermuda at March 31, 2011: (i) the 6.625% Senior Notes, (ii) the 5.95% Senior Notes, (iii) the 6.35% Senior Notes and (iv) the 6.80% Senior Notes.
     The following obligations of Weatherford Bermuda were guaranteed by Weatherford Delaware at March 31, 2011: (i) the revolving credit facility, (ii) the 4.95% Senior Notes, (iii) the 5.50% Senior Notes, (iv) the 6.50% Senior Notes, (v) the 5.15% Senior Notes, (vi) the 6.00% Senior Notes, (vii) the 7.00% Senior Notes, (viii) the 9.625% Senior Notes, (ix) the 9.875% Senior Notes, (x) the 5.125% Senior Notes, (xi) the 6.75% Senior Notes and (xii) issuances of notes under the commercial paper program.
     Letters of Credit
     We execute letters of credit and bid and performance bonds in the normal course of business. While these obligations are not normally called, these obligations could be called by the beneficiaries at any time before the expiration date should we breach certain contractual or payment obligations. As of March 31, 2011, we had $432 million of letters of credit and bid and performance bonds outstanding, consisting of $384 million outstanding under various uncommitted credit facilities and $48 million letters of credit outstanding under our committed facilities. If the beneficiaries called these letters of credit, our available liquidity would be reduced by the amount called.

New Accounting Pronouncements
     See Note 15 to our condensed consolidated financial statements included elsewhere in this report.
Critical Accounting Policies and Estimates
     Our discussion and analysis of our financial condition and results of operations is based upon our consolidated financial statements. We prepare these financial statements in conformity with U.S. generally accepted accounting principles. As such, we are required to make certain estimates, judgments and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the periods presented. We base our estimates on historical experience, available information and various other assumptions we believe to be reasonable under the circumstances. On an on-going basis, we evaluate our estimates; however, actual results may differ from these estimates under different assumptions or conditions. There have been no material changes or developments in our evaluation of the accounting estimates and the underlying assumptions or methodologies that we believe to be Critical Accounting Policies and Estimates as disclosed in our Form 10-K, as amended, for the year ended December 31, 2010.
Exposures
     An investment in our registered shares involves various risks. When considering an investment in our Company, you should consider carefully all of the risk factors described in our most recent Annual Report on Form 10-K, as amended, under the heading “Item 1A. Risk Factors” as well as the information below and other information included and incorporated by reference in this report.
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
     From time to time, we update the various factors we consider in making our forward-looking statements and the assumptions we use in those statements. However, we undertake no obligation to publicly update or revise any forward-looking events or circumstances that may arise after the date of this report. The following sets forth the various assumptions we use in our forward-looking statements, as well as risks and uncertainties relating to those statements. Certain of the risks and uncertainties may cause actual results to be materially different from projected results contained in forward-looking statements in this report and in our other disclosures. These risks and uncertainties include, but are not limited to, the following:
•	Global political, economic and market conditions could affect projected results. Our operating results and the forward-looking information we provide are based on our current assumptions about oil and natural gas supply and demand, oil and natural gas prices, rig count and other market trends. Our assumptions on these matters are in turn based on currently available information, which is subject to change. The oil and natural gas industry is extremely volatile and subject to change based on political and economic factors outside our control. Worldwide drilling activity, as measured by average worldwide rig counts, increased in each year from 2002 to 2008. However, activity began declining in the fourth quarter of 2008, particularly in North America. The weakened global economic climate resulted in lower demand and lower prices for oil and natural gas, which reduced drilling and production activity, which in turn resulted in lower than expected revenues and income in 2009 and 2010 and may affect our future revenues and income. Worldwide drilling activity and global demand for oil and natural gas may also be affected by changes in governmental policies and debt loads, laws and regulations related to environmental or energy security matters, including those addressing alternative energy sources and the risks of global climate change. For 2011, worldwide demand may be significantly weaker than we have assumed.

•	We may be unable to recognize our expected revenues from current and future contracts. Our customers, many of whom are national oil companies, often have significant bargaining leverage over us and may elect to cancel or revoke contracts, not renew contracts, modify the scope of contracts or delay contracts, in some cases preventing us from realizing expected revenues and/or profits. Western governments recently have imposed trading sanctions on Libya that require approvals to collect outstanding accounts receivable from government-affiliated customers. This may slow, and could ultimately prevent, collection of certain accounts receivable generated in Libya before the sanctions were imposed. Our projections assume that our customers will honor the contracts we have been awarded and that those contracts and the business that we believe is otherwise substantially firm will result in anticipated revenues in the periods for which they are scheduled.
•	Currency fluctuations could have a material adverse financial impact on our business. A material change in currency rates in our markets, such as the devaluation of the Venezuelan bolivar experienced during the first quarter of 2010, could affect our future results as well as affect the carrying values of our assets. World currencies have been subject to much volatility. In addition, due to the volatility we may be unable to enter into foreign currency contracts at a reasonable cost. As we are not able to predict changes in currency valuations, our forward-looking statements assume no material impact from future changes in currency exchange rates.
•	Our ability to manage our workforce could affect our projected results. In a climate of decreasing demand, we are faced with managing our workforce levels to control costs without impairing our ability to provide service to our customers. Conversely, in a climate of increasing demand, we are faced with the challenge of hiring and maintaining a skilled workforce at a reasonable cost. Our forward-looking statements assume we will be able to do so.
•	Increases in the prices and availability of our raw materials could affect our results of operations. We use large amounts of raw materials for manufacturing our products and some of our fixed assets. The price of these raw materials has a significant impact on our cost of producing products for sale or producing fixed assets used in our business. We have assumed that the prices of our raw materials will remain within a manageable range and will be readily available. If we are unable to obtain necessary raw materials or if we are unable to minimize the impact of increased raw material costs or to realize the benefit of cost decreases in a timely fashion through our supply chain initiatives or pricing, our margins and results of operations could be adversely affected.
•	Our ability to manage our supply chain and business processes could affect our projected results. We have undertaken efforts to improve our supply chain, invoicing and collection processes and procedures. These undertakings include costs, which we expect will result in long-term benefits of our business processes. Our forward-looking statements assume we will realize the benefits of these efforts.
•	Our long-term growth depends upon technological innovation and commercialization. Our ability to deliver our long-term growth strategy depends in part on the commercialization of new technology. A central aspect of our growth strategy is to improve our products and services through innovation, to obtain technologically advanced products through internal research and development and/or acquisitions, to protect proprietary technology from unauthorized use and to expand the markets for new technology by leveraging our worldwide infrastructure. The key to our success will be our ability to commercialize the technology that we have acquired and demonstrate the enhanced value our technology brings to our customers’ operations. Our major technological advances include, but are not limited to, those related to controlled pressure drilling and testing systems, expandable solid tubulars, expandable sand screens and intelligent well completion. Our forward-looking statements have assumed successful commercialization of, and above-average growth from, these new products and services, as well as legal protection of our intellectual property rights.
•	Nonrealization of expected benefits from our redomestication could affect our projected results. We operate through our various subsidiaries in numerous countries throughout the world including the United States. During the first quarter of 2009, we completed a transaction in which our former parent Bermuda company became a wholly-owned subsidiary of Weatherford International Ltd., a Swiss joint-stock corporation, and holders of common shares of the Bermuda company received one registered share of the Swiss company in exchange for each common share that they held. Consequently, we are or may become subject to changes in tax laws, treaties or regulations or the interpretation or enforcement thereof in the U.S., Bermuda, Switzerland or any other jurisdictions in which we or any of our subsidiaries operates or is resident. Our income tax expense is based upon our interpretation of the tax laws in effect in various countries at the time that the expense was incurred. If the U.S. Internal Revenue Service or other taxing authorities do not agree with our assessment of the effects of such laws, treaties and regulations, this could have a material adverse effect on us, including the imposition of a higher effective tax rate on our worldwide earnings or a reclassification of the tax impact of our significant corporate restructuring transactions. In addition, our realization of expected tax benefits is based upon the assumption that we take successful planning steps and that we maintain and execute adequate processes to support our planning activities. If we fail to do so, we may not achieve the expected benefits.
•	Nonrealization of expected benefits from our acquisitions or business dispositions could affect our projected results. We expect to gain certain business, financial and strategic advantages as a result of business acquisitions we undertake, including synergies and operating efficiencies. Our forward-looking statements assume that we will successfully integrate our business acquisitions and realize the benefits of those acquisitions. Further, we may from time to time undertake to dispose of businesses or capital assets that are no longer core to our long-term growth strategy and the disposition of which may improve our capital structure. Our forward-looking statements assume that if we decide to dispose of a business or asset we will find a buyer willing to pay a price we deem favorable to Weatherford and that we will successfully dispose of the business or asset. Our inability to complete dispositions timely and at attractive prices may impair our ability to improve our capital structure as rapidly as our forward-looking statements may indicate.
•	The downturn in our industry could affect the carrying value of our goodwill. As of March 31, 2011, we had approximately $4.3 billion of goodwill. Our estimates of the value of our goodwill could be reduced in the future as a result of various factors, including market factors, some of which are beyond our control. Our forward-looking statements do not assume any future goodwill impairment. Any reduction in the fair value of our businesses may result in an impairment charge and therefore adversely affect our results.
•	Adverse weather conditions in certain regions could adversely affect our operations. From time to time, hurricanes and severe weather impact our operations in the Gulf of Mexico. These hurricanes and associated hurricane threats reduce the number of days on which we and our customers operate, which results in lower revenues than we otherwise would have achieved. Our Canadian operations, particularly in the second quarter of each year, may vary greatly depending on the timing of “break-up”, or the spring thaw, which annually results in a period in which conditions are not conducive to operations. Similarly, unfavorable weather in Russia, China, Mexico, Australia and in the North Sea, as well as exceedingly cold winters in other areas of the world, could reduce our operations and revenues from these areas during the relevant period. Our forward-looking statements assume weather patterns in our primary areas of operations will be conducive to our operations.
•	U.S. Government and internal investigations could affect our results of operations. We are currently involved in government and internal investigations involving various of our operations. We have begun negotiations with the government agencies to resolve these matters, but we cannot yet anticipate the timing, outcome or possible impact of the ultimate resolution of these investigations, financial or otherwise. The governmental agencies involved in these investigations have a broad range of civil and criminal penalties they may seek to impose against corporations and individuals for violations of trade sanction laws, the Foreign Corrupt Practices Act and other federal statutes including, but not limited to, injunctive relief, disgorgement, fines, penalties and modifications to business practices and compliance programs. In recent years, these agencies and authorities have entered into agreements with, and obtained a range of penalties against, several public corporations and individuals in similar investigations, under which civil and criminal penalties were imposed, including in some cases fines and other penalties and sanctions in the tens and hundreds of millions of dollars. These agencies likely will seek to impose penalties of some amount against us for past conduct, but the ultimate amount of any penalties we may pay currently cannot be reasonably estimated. Under trade sanction laws, the U.S. Department of Justice may also seek to impose modifications to business practices, including immediate cessation of all business activities in specific countries or other limitations that decrease our business, and modifications to compliance programs, which may increase compliance costs. Any injunctive relief, disgorgement, fines, penalties, sanctions or imposed modifications to business practices resulting from these investigations could adversely affect our results of operations. Through March 31, 2011, we have incurred $49 million for costs in connection with our exit from certain sanctioned countries and incurred $114 million for legal and professional fees in connection with complying with and conducting these on-going investigations. This amount excludes the costs we have incurred to augment and improve our compliance function. We may have additional charges related to these matters in future periods, which costs may include labor claims, contractual claims, penalties assessed by customers, and costs, fines, taxes and penalties assessed by the local governments, but we cannot quantify those charges or be certain of the timing of them. In addition, the SEC is investigating the circumstances surrounding the material weakness in the Company’s internal controls over financial reporting for income taxes that was disclosed on Forms 12b-25 and 8-K on March 1, 2011 and the related restatement of historical financial statements. We are cooperating with the investigation.
•	Failure in the future to ensure ongoing compliance with certain laws could affect our results of operations. In 2009, we substantially augmented our compliance infrastructure with increased staff and more rigorous policies, procedures and training of our employees regarding compliance with applicable anti-corruption laws, trade sanctions laws and import/export laws. As part of this effort, we now undertake audits of our compliance performance in various countries. Our forward-looking statements assume that our compliance efforts will be successful and that we will comply with our internal policies and applicable laws regarding these issues. Our failure to do so could result in additional enforcement action in the future, the results of which could be material and adverse to us.
•	Political disturbances, war, or terrorist attacks and changes in global trade policies could adversely impact our operations. We operate in over 100 countries, and as such are at risk of various types of political activities, including acts of insurrections, war, terrorism, nationalization of assets and changes in trade policies. We have assumed there will be no material political disturbances or terrorist attacks and there will be no material changes in global trade policies that affect our business. In early 2011, our operations in Tunisia, Egypt, and Libya were disrupted by political revolutions and uprisings in these countries. Political disturbances in Libya and elsewhere in the Middle East and North Africa regions, including to a lesser extent Yemen and Bahrain, are ongoing, and our operations in Libya have not resumed. During 2010, these five countries accounted for approximately 3% of our global revenue. We have taken steps to secure our personnel and assets in affected areas and to resume or continue operations where it is safe for us to do so, and our forward-looking statements assume we will do so successfully. In Libya, we have evacuated all of our non-Libyan employees and their families. At March 31, 2011, we had in Libya inventory, property, plant and equipment (net) with a carrying value of approximately $144 million, $52 million of accounts receivable that currently are subject to sanctions recently imposed by western governments as well as cash and other current assets of approximately $31 million. In cases where we must evacuate personnel, it may be difficult, if not impossible, for us to safeguard and recover our operating assets, and our ability to do so will depend on the local turn of events. In these areas we also may not be able to perform the work we are contracted to perform, which could lead to forfeiture of performance bonds. We currently have outstanding approximately $19 million of performance bonds related to contracts in Libya. Based on information available to us and our current assessment of the situation in Libya, we believe that we will recover our assets there, and we have not impaired these assets. Our forward-looking statements assume that we will not incur a substantial loss with respect to our assets or under performance bonds located in or related to affected areas. We have assumed our operations in Libya will not resume in 2011. We have assumed that cessation of business activities in other parts of the Middle East and North Africa regions due to political turmoil will be short-lived, that the negative impact on our business will not be material, and that the region will not experience further disruptive political revolution in the near term. However, if political violence were to curtail our activities in other countries in the region from which we derive greater business, such as Saudi Arabia, Iraq and Algeria, and particularly if political activities were to result in prolonged violence or civil war, we may fail to achieve the results reflected in our forward-looking statements.
•	The material weakness in accounting for income taxes could have an adverse effect on our share price. If we are unable to effectively remediate this material weakness in a timely manner, we could lose investor confidence in the accuracy and completeness of our financial reports, which could have an adverse effect on our share price and could subject us to additional potentially costly shareholder litigation or government

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
     In January 2010, the Venezuelan government announced its intention to devalue its currency and move to a two tier exchange structure. The official exchange rate moved from 2.15 to 2.60 for essential goods and from 2.15 to 4.30 for non-essential goods and services. Our Venezuelan entities maintain the U.S. dollar as their functional currency. In connection with this devaluation, we incurred a charge of $64 million for the remeasurement of our net monetary assets denominated in Venezuelan bolivars at the date of the devaluation, which was not tax deductible in Venezuela. We also recorded a $24 million tax benefit for local Venezuelan income tax purposes related to our net U.S. dollar-denominated monetary liability position in the country. Effective January 1, 2011, the Venezuelan government again modified the fixed rate of exchange, eliminating the two tier structure and establishing 4.30 as the official exchange rate for all goods and services. This modification did not have a material impact to our financial position or results of operations. As of March 31, 2011, we had a net monetary asset position denominated in Venezuelan bolivars of approximately $55 million comprised primarily of cash and accounts receivable. We are continuing to explore opportunities to reduce our exposure but should another devaluation occur in the future, we may be required to take further charges related to the remeasurement of our net monetary asset position. For example, if the Venezuela bolivar devalued by an additional 10% in the future, we would record a devaluation charge of approximately $5 million.
     Assets and liabilities of entities for which the functional currency is the local currency are translated into U.S. dollars using the exchange rates in effect at the balance sheet date, resulting in translation adjustments that are reflected in Accumulated Other Comprehensive Income in the shareholders’ equity section on our Condensed Consolidated Balance Sheets. A portion of our net assets are impacted by changes in foreign currencies in relation to the U.S. dollar. We recorded a $177 million adjustment to increase our equity account for the three months ended March 31, 2011, to reflect the net impact of the weakening of the U.S. dollar against various foreign currencies.
     As of March 31, 2011, we had foreign currency forward contracts with notional amounts aggregating to $837 million, which were entered into to hedge exposure to currency fluctuations in various foreign currencies. The total estimated fair value of these contracts at March 31, 2011, resulted in a net liability of approximately $9 million. These derivative instruments were not designated as hedges, and the changes in fair value of the contracts are recorded each period in current earnings.
     We have cross-currency swaps between the U.S. dollar and Canadian dollar to hedge certain exposures to the Canadian dollar. At March 31, 2011, we had notional amounts outstanding of $215 million. The total estimated fair value of these contracts at March 31, 2011, resulted in a liability of $42 million. These derivative instruments were not designated as hedges and the changes in fair value of the contracts are recorded each period in current earnings.
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
     Our long-term borrowings that were outstanding at March 31, 2011, and December 31, 2010, subject to interest rate risk consist of the following:

	March 31, 2011		December 31, 2010
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
	(In millions)
6.625% Senior Notes due 2011	$184	$190	$184	$191
5.95% Senior Notes due 2012	273	285	273	290
5.15% Senior Notes due 2013	298	308	299	310
4.95% Senior Notes due 2013	252	265	252	266
5.50% Senior Notes due 2016	358	375	358	374
6.35% Senior Notes due 2017	600	665	600	651
6.00% Senior Notes due 2018	498	543	498	551
9.625% Senior Notes due 2019	1,032	1,275	1,033	1,287
5.125% Senior Notes due 2020	799	797	799	794
6.50% Senior Notes due 2036	596	599	596	595
6.80% Senior Notes due 2037	298	313	298	312
7.00% Senior Notes due 2038	498	528	498	535
9.875% Senior Notes due 2039	247	341	247	335
6.75% Senior Notes due 2040	598	621	598	624
     We have various other long-term debt instruments of $212 million at March 31, 2011, but believe the impact of changes in interest rates in the near term will not be material to these instruments. The carrying value of our short-term borrowings of $403 million at March 31, 2011 approximates their fair value.
     As it relates to our variable rate debt, if market interest rates average 1% more for the remainder of 2011 than the rates as of March 31, 2011, interest expense for the remainder of 2011 would increase by less than $1 million. This amount was determined by calculating the effect of the hypothetical interest rate on our variable rate debt. This sensitivity analysis assumes there are no changes in our financial structure.

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
     As of March 31, 2011, we had net unamortized gains of $53 million associated with interest rate swap terminations.
ITEM 4. CONTROLS AND PROCEDURES
     Material Weakness Previously Disclosed
     We disclosed on Item 9A of our 2010 Annual Report on Form 10-K that we identified a material weakness in our internal controls over financial reporting for income taxes. Our processes, procedures and controls related to financial reporting were not effective to ensure that amounts related to current taxes payable, certain deferred tax assets and liabilities, reserves for uncertain tax positions, the current and deferred income tax expense and related footnote disclosures were accurate. Specifically, our processes and procedures were not designed to provide for adequate and timely identification and review of various income tax calculations, reconciliations and related supporting documentation required to apply our accounting policies for income taxes in accordance with U.S. GAAP. This material weakness resulted in the restatement for material errors in the income tax accounts in 2008 and 2009 consolidated financial statements and our condensed consolidated financial statements for each of the quarters within 2009 and 2010.
     The principal factors contributing to the material weakness were: 1) inadequate staffing and technical expertise within the company related to taxes, 2) ineffective review and approval practices relating to taxes, 3) inadequate processes to effectively reconcile income tax accounts and 4) inadequate controls over the preparation of the quarterly tax provision.
     In response to the identified material weakness, management, with oversight from our Audit Committee, has dedicated resources, including retaining third party consultants, to improve our internal controls over accounting for income taxes and to remediate the identified material weakness.
     During the first quarter of 2011, we undertook the following steps:
•	Engaged third-party tax advisors and consultants to assist with enhancing internal controls over financial reporting for income taxes and developing and implementing a remediation plan;
•	Revised the process for the quarterly tax provision including additional resources focused on the review and oversight of the tax accounts and preparation of the income tax provision; and
•	Began recruitment of various positions within the tax and financial reporting departments.
     We also expect the remediation plan to include the following areas of focus:
•	Enhancement of the processes and procedures surrounding the review of the income tax provision;
•	Review and validation of both the current and deferred balance sheet accounts at significant locations;
•	Evaluation of existing roles and responsibilities within the tax function to ensure they are adequately staffed with appropriate personnel; and

•	Development of a comprehensive income tax accounting training program for tax and certain financial personnel.
     We anticipate the actions to be taken, and resulting process improvements, to generally strengthen our internal control over financial reporting, as well as our disclosure controls and procedure and over time, will address the material weakness noted in 2010. However, because many of the remedial actions have only recently been undertaken and because some of our remediation plans will be put in place over the next several months, management will not be able to conclude that the material weakness has been eliminated until, at the earliest, the completion of the 2011 year-end income tax provision.
     Evaluation of Disclosure Controls and Procedures
     At the end of the period covered by this Quarterly Report on Form 10-Q, we carried out an evaluation under the supervision and with the participation of management, including the Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act of 1934, as amended (“Exchange Act”)). Based upon that evaluation and the evaluation of the previously identified material weakness in our internal controls over financial reporting for income taxes disclosed in our 2010 Form 10-K, our CEO and CFO have concluded our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) were not effective to provide reasonable assurance that the information required to be disclosed in the reports we file and submit under the Exchange Act is recorded, processed, summarized and reported within the time period specified in the Securities and Exchange Commission’s rules and forms and that information relating to us (including our consolidated subsidiaries) required to be disclosed is accumulated and communicated to management, including the CEO and CFO, to allow timely decisions regarding required disclosure.
     Changes in Internal Control Over Financial Reporting
     Our management, including the CEO and CFO, identified no change in our internal control over financial reporting that occurred during the quarter ended March 31, 2011, that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.
PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
See Note 14 to our condensed consolidated financial statements included elsewhere in this report.
ITEM 1A. RISK FACTORS
     There have been no material changes during the quarter ended March 31, 2011, to the risk factors set forth in Part I, Item 1A in our Amended Annual Report on Form 10-K/A for the year ended December 31, 2010, filed with the SEC on April 14, 2011.
ITEM 2. UNREGISTERED SALES OF EQUITY IN SECURITIES AND USE OF PROCEEDS
     Under our restricted share plan, employees may elect to have us withhold registered shares to satisfy minimum statutory federal, state and local tax withholding obligations arising on the vesting of restricted stock awards and exercise of options. When we withhold these shares, we are required to remit to the appropriate taxing authorities the market price of the shares withheld, which could be March 31, 2011, we withheld registered shares to satisfy these tax withholding obligations as follows:

Period	No. of Shares	Average Price
January 1 — January 31, 2011	244,008	$22.66
February 1 — February 28, 2011	71,953	24.07
March 1 — March 31, 2011	160,918	20.76

ITEM 6. EXHIBITS
     (a) Exhibits:

Exhibit
Number	Description
*31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

**32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

**32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

**101	The following materials from Weatherford International Ltd.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2011, formatted in XBRL (Extensible Business Reporting Language): (i) the unaudited Condensed Consolidated Balance Sheets, (ii) the unaudited Condensed Consolidated Statements of Income, (iii) the unaudited Condensed Consolidated Statements of Cash Flows, (iv) the unaudited Condensed Consolidated Statements of Comprehensive Income and (v) related notes to the unaudited Condensed Consolidated Financial Statements.

*	Filed with this Form 10-Q

**	Furnished with this Form 10-Q

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

/s/ Douglas M. Mills
Douglas M. Mills
(Principal Accounting Officer) Date: May 10, 2011