Form 10-Q
period 2011-06-30
Weatherford International Ltd./Switzerland
filed 2011-07-29
CIK 1453090

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2011
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
As of July 22, 2011 there were 748,613,876 shares of Weatherford registered shares, 1.16 Swiss francs par value per share, outstanding.

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
ITEM 1. ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK
ITEM 4. CONTROLS AND PROCEDURES
PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
ITEM 1A. RISK FACTORS
ITEM 2. UNREGISTERED SALES OF EQUITY IN SECURITIES AND USE OF PROCEEDS
ITEM 6. EXHIBITS
SIGNATURES
EX-31.1
EX-31.2
EX-32.1
EX-32.2
EX-101 INSTANCE DOCUMENT
EX-101 SCHEMA DOCUMENT
EX-101 CALCULATION LINKBASE DOCUMENT
EX-101 LABELS LINKBASE DOCUMENT
EX-101 PRESENTATION LINKBASE DOCUMENT
EX-101 DEFINITION LINKBASE DOCUMENT

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS
WEATHERFORD INTERNATIONAL LTD. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except par value)

	June 30,	December 31,
	2011	2010
	(unaudited)
ASSETS
Current Assets:
Cash and Cash Equivalents	$329,555	$415,772
Accounts Receivable, Net of Allowance for Uncollectible Accounts of $58,692 and $58,756 Respectively	3,020,645	2,629,403
Inventories	2,939,356	2,590,008
Current Deferred Tax Assets	273,656	255,476
Other Current Assets	802,105	601,408

Total Current Assets	7,365,317	6,492,067

Property, Plant and Equipment, Net of Accumulated Depreciation of $4,687,089 and $4,221,880, Respectively	7,244,754	6,939,754
Goodwill	4,311,104	4,185,477
Other Intangible Assets, Net of Accumulated Amortization of $504,248 and $452,923, Respectively	758,765	730,429
Equity Investments	558,668	539,580
Other Assets	266,020	244,347

Total Assets	$20,504,628	$19,131,654

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Short-term Borrowings and Current Portion of Long-term Debt	$1,113,724	$235,392
Accounts Payable	1,517,806	1,335,020
Other Current Liabilities	1,143,402	1,012,567

Total Current Liabilities	3,774,932	2,582,979

Long-term Debt	6,256,711	6,529,998
Other Liabilities	551,771	553,830

Total Liabilities	10,583,414	9,666,807

Shareholders’ Equity:
Shares, CHF 1.16 Par Value: Authorized 1,137,670 Shares, Conditionally Authorized 377,550 Shares, Issued 760,120 Shares at June 30, 2011; Authorized 1,137,670 Shares, Conditionally Authorized 379,223 Shares, Issued 758,447 Shares at December 31, 2010	763,163	761,077
Capital in Excess of Par Value	4,723,185	4,701,797
Treasury Shares, Net	(491,513)	(562,906)
Retained Earnings	4,518,144	4,348,845
Accumulated Other Comprehensive Income	349,343	152,118

Weatherford Shareholders’ Equity	9,862,322	9,400,931
Noncontrolling Interests	58,892	63,916

Total Shareholders’ Equity	9,921,214	9,464,847

Total Liabilities and Shareholders’ Equity	$20,504,628	$19,131,654

The accompanying notes are an integral part of these condensed consolidated financial statements.

WEATHERFORD INTERNATIONAL LTD. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(UNAUDITED)
(In thousands, except per share amounts)

	Three Months		Six Months
	Ended June 30,		Ended June 30,
	2011	2010	2011	2010
Revenues:
Products	$1,152,271	$831,158	$2,216,069	$1,612,214
Services	1,899,543	1,606,005	3,691,931	3,156,016

	3,051,814	2,437,163	5,908,000	4,768,230

Costs and Expenses:
Cost of Products	871,942	603,144	1,658,121	1,176,941
Cost of Services	1,393,271	1,203,607	2,732,761	2,382,270
Research and Development	62,231	53,530	126,778	102,387
Selling, General and Administrative Attributable to Segments	379,280	417,854	768,071	755,790
Corporate, General and Administrative	47,875	53,939	113,166	138,192

	2,754,599	2,332,074	5,398,897	4,555,580

Operating Income	297,215	105,089	509,103	212,650

Other Expense:
Interest Expense, Net	(113,684)	(95,719)	(226,190)	(191,058)
Devaluation of Venezuelan Bolivar	—	—	—	(63,859)
Other, Net	(22,367)	(14,186)	(40,933)	(23,404)

Income (Loss) Before Income Taxes	161,164	(4,816)	241,980	(65,671)
Provision for Income Taxes	(46,128)	(39,758)	(65,405)	(43,225)

Net Income (Loss)	115,036	(44,574)	176,575	(108,896)

Net Income Attributable to Noncontrolling Interests	(4,938)	(3,316)	(7,276)	(7,351)

Net Income (Loss) Attributable to Weatherford	$110,098	$(47,890)	$169,299	$(116,247)

Earnings (Loss) Per Share Attributable to Weatherford:
Basic	$0.15	$(0.06)	$0.23	$(0.16)
Diluted	$0.15	$(0.06)	$0.22	$(0.16)

Weighted Average Shares Outstanding:
Basic	750,539	743,209	749,003	740,537
Diluted	757,910	743,209	757,763	740,537
The accompanying notes are an integral part of these condensed consolidated financial statements.

WEATHERFORD INTERNATIONAL LTD. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(In thousands)

	Six Months
	Ended June 30,
	2011	2010
Cash Flows from Operating Activities:
Net Income (Loss)	$176,575	$(108,896)
Adjustments to Reconcile Net Income to Net Cash Provided by Operating Activities:
Depreciation and Amortization	559,223	508,275
Employee Share-Based Compensation Expense	47,933	49,869
Loss on Sales of Assets and Businesses, Net	8,496	13,508
Deferred Income Tax Benefit	(62,156)	(114,779)
Devaluation of Venezuelan Bolivar	—	63,859
Supplemental Executive Retirement Plan	—	38,021
Revaluation of Contingent Consideration	—	92,763
Other, Net	(2,067)	4,386
Change in Operating Assets and Liabilities, Net of Effect of Businesses Acquired
Accounts Receivable	(321,142)	(32,925)
Inventories	(317,719)	(169,980)
Other Current Assets	(131,100)	7,464
Accounts Payable	159,824	115,855
Other Current Liabilities	(5,233)	(74,563)
Other	(21,737)	15,298

Net Cash Provided by Operating Activities	90,897	408,155

Cash Flows from Investing Activities:
Capital Expenditures for Property, Plant and Equipment	(743,237)	(448,751)
Acquisitions of Businesses, Net of Cash Acquired	(46,538)	(51,131)
Acquisition of Intellectual Property	(3,968)	(12,701)
Acquisition of Equity Investments in Unconsolidated Affiliates	(6,907)	(1,031)
Proceeds from Sale of Assets and Businesses, Net	14,935	134,022
Other Investing Activities	—	41,840

Net Cash Used by Investing Activities	(785,715)	(337,752)

Cash Flows from Financing Activities:
Borrowings (Repayments) of Short-term Debt, Net	600,799	(242,252)
Borrowings of Long-term Debt, Net	3,197	162,235
Other Financing Activities, Net	(248)	3,284

Net Cash Provided (Used) by Financing Activities	603,748	(76,733)

Effect of Exchange Rate Changes on Cash and Cash Equivalents	4,853	(23,406)

Net Decrease in Cash and Cash Equivalents	(86,217)	(29,736)
Cash and Cash Equivalents at Beginning of Period	415,772	252,519

Cash and Cash Equivalents at End of Period	$329,555	$222,783

Supplemental Cash Flow Information:
Interest Paid	$234,429	$209,620
Income Taxes Paid, Net of Refunds	135,460	224,117
The accompanying notes are an integral part of these condensed consolidated financial statements.

WEATHERFORD INTERNATIONAL LTD. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(UNAUDITED)
(In thousands)

	Three Months		Six Months
	Ended June 30,		Ended June 30,
	2011	2010	2011	2010
Net Income (Loss)	$115,036	$(44,574)	$176,575	$(108,896)
Other Comprehensive Income:
Curtailment and Remeasurement of Supplemental Executive Retirement Plan	—	(10,126)	—	35,111
Amortization of Pension Components	234	133	1,223	1,646
Foreign Currency Translation Adjustment	18,310	(85,217)	195,681	(152,604)
Other	161	156	321	311

Comprehensive Income (Loss)	133,741	(139,628)	373,800	(224,432)
Comprehensive Income Attributable to Noncontrolling Interests	(4,938)	(3,316)	(7,276)	(7,351)

Comprehensive Income (Loss) Attributable to Weatherford	$128,803	$(142,944)	$366,524	$(231,783)

The accompanying notes are an integral part of these condensed consolidated financial statements.

WEATHERFORD INTERNATIONAL LTD. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
1. General
     The accompanying unaudited condensed consolidated financial statements of Weatherford International Ltd. and all majority-owned subsidiaries (the “Company”) are prepared in accordance with U.S. generally accepted accounting principles and include all adjustments of a normal recurring nature which, in the opinion of management, are necessary to present fairly our Condensed Consolidated Balance Sheet at June 30, 2011, Condensed Consolidated Statements of Income and Condensed Consolidated Statements of Comprehensive Income for the three and six months ended June 30, 2011 and 2010 and Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2011 and 2010. Although we believe the disclosures in these financial statements are adequate to make the interim information presented not misleading, certain information relating to our organization and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles have been condensed or omitted in this Form 10-Q pursuant to U.S. Securities and Exchange Commission (“SEC”) rules and regulations. These financial statements should be read in conjunction with the audited consolidated financial statements for the year ended December 31, 2010 and the related notes included in our Annual Report on Form 10-K, as amended. The results of operations for the three and six months ended June 30, 2011 are not necessarily indicative of the results expected for the full year.
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
     During the six months ended June 30, 2011, we paid cash consideration of $47 million, net of cash acquired, and issued share consideration of approximately 3.1 million shares valued at $59 million for acquisitions.
     Our results for the six months ended June 30, 2010 include a loss of $92 million related to the revaluation of contingent consideration issued in connection with the acquisition of the Oilfield Services Division of TNK-BP. This loss was recorded in the Selling, General and Administrative Attributable to Segments line in the Condensed

WEATHERFORD INTERNATIONAL LTD. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
Consolidated Statements of Income. The contingent consideration arrangement was settled in the fourth quarter of 2010.
3. Inventories
     The components of inventory were as follows:

	June 30,	December 31,
	2011	2010
	(In thousands)
Raw materials, components and supplies	$420,718	$383,639
Work in process	156,836	114,266
Finished goods	2,361,802	2,092,103

	$2,939,356	$2,590,008

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
     The changes in the carrying amount of goodwill for the six months ended June 30, 2011, were as follows:

		Middle East/	Europe/
	North	North Africa/	West Africa/	Latin
	America	Asia	FSU	America	Total
			(In thousands)
As of December 31, 2010	$2,133,020	$731,828	$1,007,605	$313,024	$4,185,477
Acquisitions	44,678	—	1,363	5,443	51,484
Purchase price and other adjustments	(935)	(3,316)	1,684	(375)	(2,942)
Foreign currency translation	19,202	3,631	52,203	2,049	77,085

As of June 30, 2011	$2,195,965	$732,143	$1,062,855	$320,141	$4,311,104

WEATHERFORD INTERNATIONAL LTD. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
5. Short-term Borrowings and Current Portion of Long-term Debt
     The components of short-term borrowings were as follows:

	June 30,	December 31,
	2011	2010
	(In millions)
Revolving credit facilities	$—	$—
Commercial paper	585,138	—
Other short-term bank loans	34,135	18,001

Total short-term borrowings	619,273	18,001
Current portion of long-term debt	494,451	217,391

Short-term borrowings and current portion of long-term debt	$1,113,724	$235,392

     At June 30, 2011, we maintained a $1.75 billion unsecured, revolving credit agreement (the “Credit Agreement”) with JPMorgan Chase Bank, N.A., as administrative agent. The Credit Agreement had a scheduled maturity date of October 15, 2013, subject to extension, and could be used for a combination of borrowings, support for our commercial paper program and issuances of letters of credit. The Credit Agreement required that we maintain a debt-to-capitalization ratio of less than 60%. We were in compliance with these covenants at June 30, 2011. There were $49 million in outstanding letters of credit under this facility at June 30, 2011.
     On July 13, 2011, we amended the Credit Agreement to increase the facility size from $1.75 billion to $2.25 billion and extend the scheduled maturity date to July 13, 2016. The amendment also decreased interest rate margins under the facility. The Credit Agreement, as amended, remains available to support our commercial paper program and issuances of letters of credit. The amended Credit Agreement did not change the required debt-to-capitalization ratio.
     We have a $1.5 billion commercial paper program under which we may from time to time issue short-term unsecured notes. The commercial paper program is supported by our revolving credit facility. The weighted average interest rate related to outstanding commercial paper issuances at June 30, 2011 was 1% per annum.
     We have short-term borrowings with various domestic and international institutions pursuant to uncommitted facilities. At June 30, 2011, we had $34 million in short-term borrowings under these arrangements with a weighted average interest rate of 9% per annum.
     The current portion of long-term debt at June 30, 2011 includes $183 million for our senior notes due November 2011 and $273 million for our senior notes due June 2012.
6. Financial Instruments
     Financial Instruments Measured and Recognized at Fair Value
     There is a hierarchy that classifies valuation inputs into three broad levels. Level 1 inputs are quoted prices (unadjusted) in active markets for identical assets or liabilities. Level 2 inputs are quoted prices for similar assets and liabilities in active markets or inputs that are observable for the asset or liability, either directly or indirectly through market corroboration, for substantially the full term of the financial instrument. Level 3 inputs are unobservable inputs based upon our own assumptions used to measure assets and liabilities at fair value. Classification of a financial asset or liability within the hierarchy is determined based on the lowest level of input that is significant to the fair value measurement. Other than disclosed below under derivative instruments, we had

WEATHERFORD INTERNATIONAL LTD. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
no assets or liabilities measured and recognized at fair value on a recurring basis at June 30, 2011 and December 31, 2010.
     Fair Value of Other Financial Instruments
     Our other financial instruments include cash and cash equivalents, accounts receivable, notes receivable, accounts payable, short-term borrowings and long-term debt. With the exception of long-term debt, the carrying value of these financial instruments approximates their fair value due primarily to their short-term nature.
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
     The fair value and carrying value of our long-term debt and current portion of long-term debt is as follows:

	June 30,	December 31,
	2011	2010
	(In thousands)
Fair value	$7,503,486	$7,329,299
Carrying value	6,751,162	6,747,389
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
     The fair values of all our outstanding derivative instruments are determined using a model with Level 2 inputs including quoted market prices in active markets for contracts with similar terms and maturity dates.
     Interest Rate Swaps
     We may use interest rate swaps to help mitigate exposures related to interest rate movements. Amounts paid or received upon termination of interest rate swaps accounted for as fair value hedges represent the fair value of the agreements at the time of termination and are recorded as an adjustment to the carrying value of the related debt. These amounts are amortized as a reduction (in the case of gains) or as an increase (in the case of losses) to interest expense over the remaining term of the debt. As of June 30, 2011, we had net unamortized gains of $50 million associated with interest rate swap terminations.
     Cash Flow Hedges
     In 2008, we entered into interest rate derivative instruments to hedge projected exposures to interest rates in anticipation of a debt offering. Those hedges were terminated at the time of the issuance of the debt, and the loss on these hedges is being amortized from Accumulated Other Comprehensive Income to interest expense over the remaining term of the debt. As of June 30, 2011, we had net unamortized losses of $12 million associated with our cash flow hedge terminations.

WEATHERFORD INTERNATIONAL LTD. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
     Other Derivative Instruments
     As of June 30, 2011, we had foreign currency forward contracts with notional amounts aggregating to $687 million, which were entered into to hedge exposure to currency fluctuations in various foreign currencies. The total estimated fair value of these contracts at June 30, 2011, resulted in a net liability of approximately $4 million. These derivative instruments were not designated as hedges and the changes in fair value of the contracts are recorded each period in Other, Net in the accompanying Condensed Consolidated Statements of Income.
     We have cross-currency swaps between the U.S. dollar and Canadian dollar to hedge certain exposures to the Canadian dollar. At June 30, 2011, we had notional amounts outstanding of $215 million. The total estimated fair value of these contracts at June 30, 2011, resulted in a liability of $40 million. These derivative instruments were not designated as hedges and the changes in fair value of the contracts are recorded each period in Other, Net in the accompanying Condensed Consolidated Statements of Income.
     The fair values of outstanding derivative instruments are summarized as follows:

	June 30,	December 31,
	2011	2010	Classifications
	(In thousands)
Derivative assets not designated as hedges:
Foreign exchange contracts	$3,326	$8,155	Other Current Assets
Derivative liabilities not designated as hedges:
Foreign exchange contracts	7,459	21,664	Other Current Liabilities
Cross-currency swap contracts	40,427	34,783	Other Liabilities
     During the six months ended June 30, 2011 and 2010, we recognized foreign currency losses of $34 million and $17 million, respectively.
8. Income Taxes
     For the three and six months ended June 30, 2011, we had a tax provision of $46 million and $65 million on income before taxes of $161 million and $242 million, respectively. Our tax provision for the three months ended June 30, 2011 includes discrete tax benefits of $15 million which lowered our effective tax rate for the period to 28.6%. Our tax provision for the six months ended June 30, 2011 includes discrete tax benefits of $29 million which lowered our year-to-date effective tax rate to 27.0%.
     For the three months ended June 30, 2010, we had a tax provision of $40 million on a pretax loss of $5 million that includes an $82 million loss on the fair value adjustment to the put option issued in connection with the OFS acquisition for which no tax benefit has been recorded. For the six months ended June 30, 2010, we had a tax provision of $43 million on a pretax loss of $66 million that includes the loss related to the put option issued in connection with the OFS acquisition and curtailment expense on our Supplemental Executive Retirement Plan (“SERP”) for which no related tax benefit was recorded. Our tax provision for the six months ended June 30, 2010 also includes minimum tax in Mexico and the tax impact of changes in our geographic earnings mix, both of which are partially offset by a tax benefit related to the devaluation of the Venezuelan bolivar.

WEATHERFORD INTERNATIONAL LTD. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
9. Shareholders’ Equity
     The following summarizes our shareholders’ equity activity for the six months ended June 30, 2011 and 2010:

			Noncontrolling
	Total	Company	Interests in
	Shareholders’	Shareholders’	Consolidated
	Equity	Equity	Subsidiaries
		(In thousands)
Balance at December 31, 2010	$9,464,847	$9,400,931	$63,916
Comprehensive Income:
Net Income	176,575	169,299	7,276
Amortization of Pension Components	1,223	1,223	—
Foreign Currency Translation Adjustments	195,681	195,681	—
Other	321	321	—

Comprehensive Income	373,800	366,524	7,276
Transactions with Shareholders	94,867	94,867	—
Dividends Paid to Noncontrolling Interests	(14,078)	—	(14,078)
Other	1,778	—	1,778

Balance June 30, 2011	$9,921,214	$9,862,322	$58,892

			Noncontrolling
	Total	Company	Interests in
	Shareholders’	Shareholders’	Consolidated
	Equity	Equity	Subsidiaries
		(In thousands)
Balance at December 31, 2009	$9,438,373	$9,359,341	$79,032
Comprehensive Income:
Net Income (Loss)	(108,896)	(116,247)	7,351
Curtailment of Executive Supplemental Executive Retirement Plan	35,111	35,111	—
Amortization of Pension Components	1,646	1,646	—
Foreign Currency Translation Adjustments	(152,604)	(152,604)	—
Other	311	311	—

Comprehensive Income (Loss)	(224,432)	(231,783)	7,351
Transactions with Shareholders	66,217	66,217	—
Dividends Paid to Noncontrolling Interests	(16,881)	—	(16,881)
Other	1,362	—	1,362

Balance at June 30, 2010	$9,264,639	$9,193,775	$70,864

     At December 31, 2010, we had outstanding warrants to purchase up to 12.9 million of our shares at a price of $15.00 per share. On March 4, 2011, 4.3 million of these warrants were exercised through net share settlement resulting in the issuance of 1.7 million shares. At June 30, 2011, 8.6 million of our warrants remain outstanding and are exercisable until February 28, 2012. These warrants are subject to adjustment for changes in our capital structure or the issuance of dividends. Future settlements may occur through physical delivery, net share settlement, net cash settlement or a combination of those methods. The net cash settlement option is available at our sole discretion.

WEATHERFORD INTERNATIONAL LTD. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
10. Earnings Per Share
     Basic earnings per share for all periods presented equals net income divided by the weighted average number of our shares outstanding during the period. Diluted earnings per share is computed by dividing net income by the weighted average number of our shares outstanding during the period, adjusted for the dilutive effect of our stock options, restricted shares, performance units and our outstanding warrants. Our diluted earnings per share calculation excludes three million and two million potential shares for the three and six months ended June 30, 2011, respectively, and three million potential shares for the three and six months ended June 30, 2010, due to their anti-dilutive effect. Our diluted earnings per share calculation for the three and six months ended June 30, 2010 also excludes five million and six million potential shares, respectively, that would have been included if we had net income for those periods, but are excluded as we had a net loss and their inclusion would have been anti-dilutive.
     The following reconciles basic and diluted weighted average of shares outstanding:

	Three Months		Six Months
	Ended June 30,		Ended June 30,
	2011	2010	2011	2010
		(In thousands)
Basic weighted average shares outstanding	750,539	743,209	749,003	740,537
Dilutive effect of:
Warrants	2,064	—	2,999	—
Stock options and restricted shares	5,307	—	5,761	—

Diluted weighted average shares outstanding	757,910	743,209	757,763	740,537

11. Share-Based Compensation
     We recognized the following employee share-based compensation expense during the three and six months ended June 30, 2011 and 2010:

	Three Months		Six Months
	Ended June 30,		Ended June 30,
	2011	2010	2011	2010
		(In thousands)
Share-based compensation	$25,477	$26,895	$47,933	$49,869
Related tax benefit	8,917	9,413	16,777	17,454
     During the six months ended June 30, 2011, we issued approximately one million performance units, which will vest assuming continued employment and assuming the Company meets certain market-based performance goals. The performance units have a weighted average grant date fair value of $30.49 per share based on the Monte Carlo simulation method. As of June 30, 2011, there was $23 million of unrecognized compensation related to our performance units. This cost is expected to be recognized over a weighted average period of two years.
     During the six months ended June 30, 2011, we also granted three million restricted share awards at a weighted average grant date fair value of $24.12 per share. As of June 30, 2011, there was $151 million of unrecognized compensation cost related to all of our unvested restricted share grants. This cost is expected to be recognized over a weighted average period of less than two years.

WEATHERFORD INTERNATIONAL LTD. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
12. Retirement and Employee Benefit Plans
     We have defined benefit pension and other postretirement benefit plans covering certain employees. The components of net periodic benefit cost for the three and six months ended June 30, 2011 and 2010 were as follows:

	Three Months Ended June 30,
	2011		2010
	United States	International	United States	International
		(In thousands)
Service cost	$8	$1,732	$27	$1,437
Interest cost	755	2,172	1,219	1,746
Expected return on plan assets	(147)	(1,280)	(149)	(1,141)
Amortization of prior service cost (credit)	22	(15)	22	(13)
Amortization of loss	184	236	142	39
Curtailment/settlement loss	—	—	495	—

Net periodic benefit cost	$822	$2,845	$1,756	$2,068

	Six Months Ended June 30,
	2011		2010
	United States	International	United States	International
		(In thousands)
Service cost	$16	$3,384	$978	$2,965
Interest cost	1,510	4,268	3,156	3,576
Expected return on plan assets	(294)	(2,524)	(298)	(2,342)
Amortization of prior service cost (credit)	44	(30)	1,534	(26)
Amortization of loss	368	464	914	81
Curtailment/settlement loss	—	—	35,453	—

Net periodic benefit cost	$1,644	$5,562	$41,737	$4,254

     Our SERP was amended effective March 31, 2010 to freeze the benefits under the plan. This resulted in the net curtailment loss shown above.
     We previously disclosed in our financial statements for the year ended December 31, 2010, that we expected to contribute less than $1 million in the U.S. and approximately $8 million internationally to our pension and other postretirement benefit plans during 2011. As of June 30, 2011, we have contributed approximately $7 million to these plans and currently anticipate total annual contributions to approximate $11 million.

WEATHERFORD INTERNATIONAL LTD. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
13. Segment Information
     Financial information by segment is summarized below. Revenues are attributable to countries based on the ultimate destination of the sale of products or performance of services.

	Three Months Ended June 30, 2011
	Net	Income	Depreciation
	Operating	from	and
	Revenues	Operations	Amortization
	(In thousands)
North America	$1,344,245	$243,613	$88,006
Middle East/North Africa/Asia	617,376	33,964	82,548
Europe/West Africa/FSU	592,458	92,511	57,696
Latin America	497,735	51,081	48,722

	3,051,814	421,169	276,972

Corporate and Research and Development	—	(105,261)	5,196
Other (a)	—	(18,693)	—

Total	$3,051,814	$297,215	$282,168

	Three Months Ended June 30, 2010
	Net	Income	Depreciation
	Operating	from	and
	Revenues	Operations	Amortization
	(In thousands)
North America	$917,696	$127,001	$81,040
Middle East/North Africa/Asia	602,602	73,993	75,139
Europe/West Africa/FSU	506,177	67,366	52,371
Latin America	410,688	41,991	44,753

	2,437,163	310,351	253,303

Corporate and Research and Development	—	(96,200)	5,267
Revaluation of Contingent Consideration	—	(81,753)	—
Other (b)	—	(27,309)	—

Total	$2,437,163	$105,089	$258,570

(a)	The three months ended June 30, 2011 includes $16 million for severance and exit costs and $3 million for legal, professional and related fees incurred in connection with our on-going investigations.

(b)	The three months ended June 30, 2010 includes $27 million for severance costs related to the separation of four executives during the quarter, as well as reorganization initiatives, primarily in the Western Hemisphere.

WEATHERFORD INTERNATIONAL LTD. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

	Six Months Ended June 30, 2011
	Net	Income	Depreciation
	Operating	from	and
	Revenues	Operations	Amortization
	(In thousands)
North America	$2,704,717	$527,310	$175,799
Middle East/North Africa/Asia	1,192,902	44,768	163,928
Europe/West Africa/FSU	1,102,881	130,015	114,290
Latin America (a)	907,500	72,172	95,110

	5,908,000	774,265	549,127

Corporate and Research and Development	—	(225,637)	10,096
Other (b)	—	(39,525)	—

Total	$5,908,000	$509,103	$559,223

	Six Months Ended June 30, 2010
	Net	Income	Depreciation
	Operating	from	and
	Revenues	Operations	Amortization
	(In thousands)
North America	$1,806,275	$235,433	$161,700
Middle East/North Africa/Asia	1,164,658	149,707	147,429
Europe/West Africa/FSU	959,936	113,664	101,642
Latin America	837,361	68,065	87,232

	4,768,230	566,869	498,003

Corporate and Research and Development	—	(190,115)	10,272
Revaluation of Contingent Consideration	—	(92,763)	—
Other (c)	—	(71,341)	—

Total	$4,768,230	$212,650	$508,275

(a)	The six months ended June 30, 2011 was negatively impacted by a $16 million charge due to an equity tax enacted in Colombia during the first quarter of 2011.

(b)	The six months ended June 30, 2011 includes $27 million for severance and exit costs, $9 million in connection with the termination of a corporate consulting contract and $4 million for legal, professional and related fees incurred in connection with our on-going investigations.

(c)	The six months ended June 30, 2010 includes a $38 million charge related to our SERP, which was frozen on March 31, 2010, $36 million for severance and facility closure costs associated with reorganization activities and the separation of four executives and $2 million for costs incurred in connection with on-going investigations by the U.S. government. These changes were offset by a $5 million benefit related to the reversal of prior cost accruals for our exit from certain sanctioned countries.

WEATHERFORD INTERNATIONAL LTD. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
     Total assets at June 30, 2011 and December 31, 2010 by reporting segments were as follows:

	June 30,	December 31,
	2011	2010
	(In thousands)
North America	$7,100,330	$6,569,694
Middle East/North Africa/Asia	5,120,118	4,921,588
Europe/West Africa/FSU	3,991,060	3,626,904
Latin America	3,222,218	2,728,061

	19,433,726	17,846,247

Corporate	1,070,902	1,285,407

Total	$20,504,628	$19,131,654

     In early 2011, our operations in Tunisia, Egypt, Libya and to a lesser extent Yemen and Bahrain were disrupted by political revolutions and uprisings in these countries. Civil war in Libya and lesser political disturbances elsewhere in the Middle East and North Africa are ongoing. We do not expect our operations in Libya to resume in 2011. At June 30, 2011, we had in Libya inventory, property, plant and equipment (net) with a carrying value of approximately $142 million, as well as cash, accounts receivable, prepaid expenses and other assets totaling approximately $80 million, including approximately $57 million of accounts receivable that currently are subject to sanctions recently imposed by western governments. In Libya, we determined the safest course of action was to evacuate most of our personnel. In cases where we must evacuate personnel, it may be difficult, if not impossible, for us to safeguard and recover our operating assets, and our ability to do so will depend on the local turn of events. In these areas we also may not be able to perform the work we are contracted to perform, which could lead to forfeiture of performance bonds. We currently have outstanding approximately $18 million of performance bonds related to contracts in Libya. Based on information available to us and our current assessment of the situation in Libya, we believe that we will recover our assets there, and we have not impaired these assets.
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
     Through June 30, 2011, we have incurred $49 million for costs in connection with our exit from sanctioned countries and incurred $117 million for legal, professional and related fees in connection with complying with and conducting these on-going investigations.
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

WEATHERFORD INTERNATIONAL LTD. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
     We provided the following services and products to BP on the Macondo well: (1) connected and tightened four intermediate casing strings and one tapered production string (“long string”); (2) furnished a liner hanger on one casing string; (3) furnished centralizers, most of which were not used in the well, and (4) provided float equipment on the long string. The float equipment consisted of a reamer shoe, a float collar and wiper plugs. The float collar is designed to control backflow or ingress of the cement through the shoe track while the cement hardens. At the time of the explosion, we had two employees on the Deepwater Horizon; they sustained minor injuries.
     As a result of the explosion, approximately 400 lawsuits were filed, mainly for personal injuries, wrongful death and pollution damage. We currently are named, along with BP and other defendants, in several dozen of these lawsuits. The United States Judicial Panel on Multidistrict Litigation issued an order centralizing most of these cases in the Federal District Court for the Eastern District of Louisiana. The pollution damage complaints generally refer to the Oil Pollution Act of 1990 (“OPA”) and allege, among other things, negligence and gross negligence by us and other defendants. They allege that we and the other defendants are responsible for property damage, trespass, nuisance and economic loss as a result of environmental pollution and generally seek awards of unspecified economic, compensatory, and punitive damages, as well as injunctive relief. Additional lawsuits may be filed in the future relating to the Macondo incident.
     We were not designated as a “Responsible Party,” as that term is defined by OPA. Therefore, we were not charged with responsibility for cleaning up the oil or handling any claims. The Responsible Party may make a claim for contribution against any other party it alleges contributed to the oil spill. Since we have not been named a Responsible Party, we have sought to be dismissed from any and all OPA-related claims.
     In June 2011, we reached an agreement with BP wherein BP agreed to indemnify us for the vast majority of our potential exposure related to the Macondo incident, including OPA claims. Pursuant to this agreement, we agreed to pay BP $75 million, an amount covered by our insurance policies.
     We might be held liable in one or more of the civil actions brought as a result of the aforementioned deaths, personal injuries, property and/or environmental damage. The cause of the Macondo incident remains under investigation and has yet to be determined. We believe our exposure, to the extent it is not covered by the agreement with BP, is within the limits of our remaining insurance coverage. We have a self-insured retention of $2 million. Above that amount, we have aggregate liability insurance coverage with limits of $303 million. With regard to the Macondo incident, $228 million of that coverage remains extant following the agreement with BP. However, given the complexity of the litigation surrounding these matters, it is possible that we could be adjudged to be liable in an amount in excess of our policy limits.
     The litigation surrounding these matters is complex and likely to continue for some time and the damages claimed are significant. We cannot predict the ultimate outcome of these claims.
     We are cooperating fully with the investigations of the accident initiated by various agencies of the U.S. government and, to the extent requested, have responded to several subpoenas, information and document requests and requests for testimony of employees.
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
15. New Accounting Pronouncements
     In January 2011, we adopted an update to existing guidance on revenue recognition for arrangements with multiple deliverables. This update allows companies to allocate consideration for qualified separate deliverables using estimated selling price for both delivered and undelivered items when vendor-specific objective evidence or third-party evidence is unavailable. It also requires additional disclosures on the nature of multiple element arrangements, the types of deliverables under the arrangements, the general timing of their delivery and significant factors and estimates used to determine estimated selling prices. The adoption of this update did not have a material impact on our condensed consolidated financial statements or existing revenue recognition policies.
     In April 2011, the Financial Accounting Standards Board (“FASB”) issued new guidance to achieve common fair value measurement and disclosure requirements between U.S. generally accepted accounting principles and International Financial Reporting Standards. This new guidance amends current fair value measurement and disclosure guidance to include increased transparency around valuation inputs and investment categorization. This new guidance is effective for fiscal years and interim periods beginning after December 15, 2011. We do not believe our adoption of the new guidance will have an impact on our consolidated financial position, results of operations or cash flows.
     In June 2011, the FASB issued new guidance on the presentation of comprehensive income. The new guidance allows an entity to present components of net income and other comprehensive income in one continuous statement, referred to as the statement of comprehensive income, or in two separate, but consecutive statements. The new guidance eliminates the current option to report other comprehensive income and its components in the statement of changes of shareholders’ equity. While the new guidance changes the presentation of comprehensive income, there are no changes to the components that are recognized in net income or other comprehensive income under current accounting guidance. This new guidance is effective for fiscal years and interim periods beginning after December 15, 2011. We do not believe our adoption of the new guidance will have a material impact on our consolidated financial position, results of operations or cash flows, apart from the changes in presentation.

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
     The following obligations of Weatherford Delaware were guaranteed by Weatherford Bermuda at June 30, 2011 and December 31, 2010: (i) the 6.625% Senior Notes, (ii) the 5.95% Senior Notes, (iii) the 6.35% Senior Notes and (iv) the 6.80% Senior Notes.
     The following obligations of Weatherford Bermuda were guaranteed by Weatherford Delaware at June 30, 2011 and December 31, 2010: (i) the revolving credit facility, (ii) the 4.95% Senior Notes, (iii) the 5.50% Senior Notes, (iv) the 6.50% Senior Notes, (v) the 5.15% Senior Notes, (vi) the 6.00% Senior Notes, (vii) the 7.00% Senior Notes, (viii) the 9.625% Senior Notes, (ix) the 9.875% Senior Notes, (x) the 5.125% Senior Notes and (xi) the 6.75% Senior Notes.
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

WEATHERFORD INTERNATIONAL LTD. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
Condensed Consolidating Balance Sheet
June 30, 2011
(unaudited)
(In thousands)

				Other
	Parent	Bermuda	Delaware	Subsidiaries	Eliminations	Consolidation
ASSETS

Current Assets:
Cash and Cash Equivalents	$393	$2,111	$4,502	$322,549	$—	$329,555
Other Current Assets	1,076	4,392	82,869	6,947,425	—	7,035,762

Total Current Assets	1,469	6,503	87,371	7,269,974	—	7,365,317

Equity Investments in Affiliates	9,372,830	15,822,212	8,038,017	11,226,947	(44,460,006)	—
Shares Held in Parent	—	—	90,374	401,139	(491,513)	—
Intercompany Receivables, Net	—	2,656,133	337,290	—	(2,993,423)	—
Other Assets	23,291	37,424	278,907	12,799,689	—	13,139,311

Total Assets	$9,397,590	$18,522,272	$8,831,959	$31,697,749	$(47,944,942)	$20,504,628

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current Liabilities:
Short-term Borrowings and Current Portion of Long-term Debt	$—	$593,235	$474,612	$45,877	$—	$1,113,724
Accounts Payable and Other Current Liabilities	16,643	114,997	113,622	2,415,946	—	2,661,208

Total Current Liabilities	16,643	708,232	588,234	2,461,823	—	3,774,932

Long-term Debt	—	5,166,822	1,042,610	47,279	—	6,256,711
Intercompany Payables, Net	283,708	—	—	2,709,715	(2,993,423)	—
Other Long-term Liabilities	990	79,324	2,017	469,440	—	551,771

Total Liabilities	301,341	5,954,378	1,632,861	5,688,257	(2,993,423)	10,583,414

Weatherford Shareholders’ Equity	9,096,249	12,567,894	7,199,098	25,950,600	(44,951,519)	9,862,322
Noncontrolling Interests	—	—	—	58,892	—	58,892

Total Liabilities and Shareholders’ Equity	$9,397,590	$18,522,272	$8,831,959	$31,697,749	$(47,944,942)	$20,504,628

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

WEATHERFORD INTERNATIONAL LTD. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
Condensed Consolidating Statements of Income
Three Months Ended June 30, 2011
(unaudited)
(In thousands)

				Other
	Parent	Bermuda	Delaware	Subsidiaries	Eliminations	Consolidation
Revenues	$—	$—	$—	$3,051,814	$—	$3,051,814
Costs and Expenses	(10,011)	(768)	(931)	(2,742,889)	—	(2,754,599)

Operating Income (Loss)	(10,011)	(768)	(931)	308,925	—	297,215

Other Income (Expense):
Interest Income (Expense), Net	—	(87,735)	(23,561)	(2,388)	—	(113,684)
Intercompany Charges, Net	(28,616)	269	(36,423)	64,770	—	—
Equity in Subsidiary Income (Loss)	148,692	286,863	375,356	—	(810,911)	—
Other, Net	(226)	(29,283)	(293)	7,435	—	(22,367)

Income (Loss) Before Income Taxes	109,839	169,346	314,148	378,742	(810,911)	161,164
Provision for Income Taxes	259	—	(21,436)	(24,951)	—	(46,128)

Net Income (Loss)	110,098	169,346	292,712	353,791	(810,911)	115,036
Noncontrolling Interests	—	—	—	(4,938)	—	(4,938)

Net Income (Loss) Attributable to Weatherford	$110,098	$169,346	$292,712	$348,853	$(810,911)	$110,098

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

WEATHERFORD INTERNATIONAL LTD. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
Condensed Consolidating Statements of Income
Six Months Ended June 30, 2011
(unaudited)
(In thousands)

				Other
	Parent	Bermuda	Delaware	Subsidiaries	Eliminations	Consolidation
Revenues	$—	$—	$—	$5,908,000	$—	$5,908,000
Costs and Expenses	(31,079)	(1,506)	(1,859)	(5,364,453)	—	(5,398,897)

Operating Income (Loss)	(31,079)	(1,506)	(1,859)	543,547	—	509,103

Other Income (Expense):
Interest Income (Expense), Net	—	(174,395)	(47,249)	(4,546)	—	(226,190)
Intercompany Charges, Net	(28,616)	(119)	(3,270)	32,005	—	—
Equity in Subsidiary Income (Loss)	229,207	498,207	574,516	—	(1,301,930)	—
Other, Net	(213)	(78,719)	(372)	38,371	—	(40,933)

Income (Loss) Before Income Taxes	169,299	243,468	521,766	609,377	(1,301,930)	241,980
Provision for Income Taxes	—	—	(18,527)	(46,878)	—	(65,405)

Net Income (Loss)	169,299	243,468	503,239	562,499	(1,301,930)	176,575
Noncontrolling Interests	—	—	—	(7,276)	—	(7,276)

Net Income (Loss) Attributable to Weatherford	$169,299	$243,468	$503,239	$555,223	$(1,301,930)	$169,299

Condensed Consolidating Statements of Income
Six Months Ended June 30, 2010
(unaudited)
(In thousands)

				Other
	Parent	Bermuda	Delaware	Subsidiaries	Eliminations	Consolidation
Revenues	$—	$—	$—	$4,768,230	$—	$4,768,230
Costs and Expenses	(94,891)	(42,628)	(1,251)	(4,416,810)	—	(4,555,580)

Operating Income (Loss)	(94,891)	(42,628)	(1,251)	351,420	—	212,650

Other Income (Expense):
Interest Income (Expense), Net	(947)	(130,042)	(58,025)	(2,044)	—	(191,058)
Devaluation of Venezuelan Bolivar	—	—	—	(63,859)	—	(63,859)
Intercompany Charges, Net	(11,368)	1,747	(85,871)	95,492	—	—
Equity in Subsidiary Income (Loss)	(8,985)	(5,639)	355,127	—	(340,503)	—
Other, Net	(56)	157,251	(410)	(180,189)	—	(23,404)

Income (Loss) Before Income Taxes	(116,247)	(19,311)	209,570	200,820	(340,503)	(65,671)
Provision for Income Taxes	—	—	34,820	(78,045)	—	(43,225)

Net Income (Loss)	(116,247)	(19,311)	244,390	122,775	(340,503)	(108,896)
Noncontrolling Interests	—	—	—	(7,351)	—	(7,351)

Net Income (Loss) Attributable to Weatherford	$(116,247)	$(19,311)	$244,390	$115,424	$(340,503)	$(116,247)

WEATHERFORD INTERNATIONAL LTD. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
Condensed Consolidating Statement of Cash Flows
Six Months Ended June 30, 2011
(unaudited)
(In thousands)

				Other
	Parent	Bermuda	Delaware	Subsidiaries	Eliminations	Consolidation
Cash Flows from Operating Activities:
Net Income (Loss)	$169,299	$243,468	$503,239	$562,499	$(1,301,930)	$176,575
Adjustments to Reconcile Net Income (Loss) to Net Cash Provided (Used) by Operating Activities:
Charges from Parent or Subsidiary	28,616	119	3,270	(32,005)	—	—
Equity in (Earnings) Loss of Affiliates	(229,207)	(498,207)	(574,516)	—	1,301,930	—
Deferred Income Tax Benefit	—	—	18,503	(80,659)	—	(62,156)
Other Adjustments	1,857	(158,031)	(25,011)	157,663	—	(23,522)

Net Cash Provided (Used) by Operating Activities	(29,435)	(412,651)	(74,515)	607,498	—	90,897

Cash Flows from Investing Activities:
Capital Expenditures for Property, Plant and Equipment	—	—	—	(743,237)	—	(743,237)
Acquisitions of Businesses, Net of Cash Acquired	—	—	—	(46,538)	—	(46,538)
Acquisition of Intellectual Property	—	—	—	(3,968)	—	(3,968)
Acquisition of Equity Investments in Unconsolidated Affiliates	—	—	—	(6,907)	—	(6,907)
Proceeds from Sale of Assets and Businesses, Net	—	—	—	14,935	—	14,935
Capital Contribution to Subsidiary	—	(20,000)	—	—	20,000	—
Other Investing Activities	—	—	—	—	—	—

Net Cash Provided (Used) by Investing Activities	—	(20,000)	—	(785,715)	20,000	(785,715)

Cash Flows from Financing Activities:
Borrowings (Repayments) Short-term Debt, Net	—	585,138	—	15,661	—	600,799
Borrowings (Repayments) Long-term Debt, Net	—	—	(8,943)	12,140	—	3,197
Borrowings (Repayments) Between Subsidiaries, Net	29,704	(263,819)	76,775	157,340	—	—
Proceeds from Capital Contribution	—	—	—	20,000	(20,000)	—
Other, Net	—	—	(248)	—	—	(248)

Net Cash Provided (Used) by Financing Activities	29,704	321,319	67,584	205,141	(20,000)	603,748

Effect of Exchange Rate Changes on Cash and Cash Equivalents	—	—	—	4,853	—	4,853

Net Increase (Decrease) in Cash and Cash Equivalents	269	(111,332)	(6,931)	31,777	—	(86,217)
Cash and Cash Equivalents at Beginning of Year	124	113,443	11,433	290,772	—	415,772

Cash and Cash Equivalents at End of Year	$393	$2,111	$4,502	$322,549	$—	$329,555

WEATHERFORD INTERNATIONAL LTD. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
Condensed Consolidating Statement of Cash Flows
Six Months Ended June 30, 2010
(unaudited)
(In thousands)

				Other
	Parent	Bermuda	Delaware	Subsidiaries	Eliminations	Consolidation
Cash Flows from Operating Activities:
Net Income (Loss)	$(116,247)	$(19,311)	$244,390	$122,775	$(340,503)	$(108,896)
Adjustments to Reconcile Net Income (Loss) to Net Cash Provided (Used) by Operating Activities:
Charges from Parent or Subsidiary	11,368	(1,747)	85,871	(95,492)	—	—
Equity in (Earnings) Loss of Affiliates	8,985	5,639	(355,127)	—	340,503	—
Deferred Income Tax Benefit	—	—	(34,822)	(79,957)	—	(114,779)
Other Adjustments	85,568	(106,294)	(59,132)	711,688	—	631,830

Net Cash Provided (Used) by Operating Activities	(10,326)	(121,713)	(118,820)	659,014	—	408,155

Cash Flows from Investing Activities:
Acquisitions of Businesses, Net of Cash Acquired	(44,489)	—	—	(6,642)	—	(51,131)
Capital Expenditures for Property, Plant and Equipment	—	—	—	(448,751)	—	(448,751)
Acquisition of Intellectual Property	—	—	—	(12,701)	—	(12,701)
Purchase of Equity Investment in Unconsolidated Affiliate	—	—	—	(1,031)	—	(1,031)
Proceeds from Sale of Assets and Businesses, Net	—	—	—	134,022	—	134,022
Capital Contribution to Subsidiary	—	(873)	(25)	—	898	—
Other Investing Activities	—	41,840	—	—	—	41,840

Net Cash Provided (Used) by Investing Activities	(44,489)	40,967	(25)	(335,103)	898	(337,752)

Cash Flows from Financing Activities:
Borrowings of (Repayments on) Short-term Debt, Net	—	(40,404)	58	(201,906)	—	(242,252)
Borrowings on Long-term Debt, Net	—	—	—	162,235	—	162,235
Borrowings (Repayments) Between Subsidiaries, Net	54,986	121,130	116,068	(292,184)	—	—
Proceeds from Capital Contribution	—	—	—	898	(898)	—
Other, Net	—	—	3,284	—	—	3,284

Net Cash Provided (Used) by Financing Activities	54,986	80,726	119,410	(330,957)	(898)	(76,733)

Effect of Exchange Rate on Cash and Cash Equivalents	—	—	—	(23,406)	—	(23,406)

Net Increase (Decrease) in Cash and Cash Equivalents	171	(20)	565	(30,452)	—	(29,736)
Cash and Cash Equivalents at Beginning of Year	102	47	421	251,949	—	252,519

Cash and Cash Equivalents at End of Year	$273	$27	$986	$221,497	$—	$222,783

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
     Our Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) begins with an executive level overview, which provides a general description of our company today, a synopsis of industry market trends, insight into management’s perspective of the opportunities and challenges we face and our outlook for the remainder of 2011. Next, we analyze the results of our operations for the three and six months ended June 30, 2011 and 2010, and the trends in our overall business. Then we review our liquidity and capital resources. We conclude with a discussion of our critical accounting policies and estimates and a summary of recently issued accounting pronouncements. When using phrases such as “Company,” “we,” “us” and “our” the intent is to refer to Weatherford International Ltd.
Overview
     General
     The following discussion should be read in conjunction with our financial statements included with this report and our financial statements and related MD&A for the year ended December 31, 2010 included in our Annual Report on Form 10-K, as amended. Our discussion and analysis includes various forward-looking statements about our markets, the demand for our products and services and our future results. These statements are based on certain assumptions we consider reasonable. For information about these assumptions, you should refer to the section entitled “Forward-Looking Statements.”
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
     The following chart sets forth certain statistics that reflect historical market conditions:

		Henry Hub	North American	International
	WTI Oil (1)	Gas (2)	Rig Count (3)	Rig Count (3)
June 30, 2011	$95.42	$4.37	2,104	1,158
December 31, 2010	91.38	4.41	2,108	1,118
June 30, 2010	75.63	4.62	1,784	1,196

(1)	Price per barrel as of June 30 and December 31 — Source: Thomson Reuters

(2)	Price per MM/BTU as of June 30 and December 31 — Source: Thomson Reuters

(3)	Average rig count for the applicable month — Source: Baker Hughes Rig Count
     Oil prices increased during the first six months of 2011, ranging from a low of $84.32 per barrel in mid-February to a high of $113.93 per barrel at the end of April. Natural gas prices decreased during the first six months of 2011 and ranged from a high of $4.87 MM/BTU in early June to a low of $3.78 MM/BTU at the beginning of March. Factors influencing oil and natural gas prices during the period include hydrocarbon inventory levels, realized and expected economic growth, realized and expected levels of hydrocarbon demand, levels of spare production capacity within the Organization of Petroleum Exporting Countries (“OPEC”), weather and geopolitical uncertainty.
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
     We anticipate our 2011 revenues will increase approximately 25% from 2010. The year-on-year growth should be stronger in North America than in the international markets, but the international markets will have a strong second half finish to the year.
     Our 2011 increase in North America is expected to be primarily driven by continued strengthening in shale activity in the U.S., an increase in Canadian activity after years of lagging the U.S. and improved volume and pricing of a number of product lines. We are anticipating gradually higher margins in North America for the remainder of the year.
     For our international segments we expect low double-digit growth in 2011. We expect that Latin America growth will be primarily driven by Colombia, Brazil and Argentina. Mexico should be down year-on-year, but we anticipate the second half of 2011 will be stronger than the second half of 2010. In the Eastern Hemisphere, despite political and weather related disruptions, Middle East/North Africa/Asia should still experience growth in 2011, secured by strength in our Asia-Pacific operation and progression in Iraq, Kuwait, Oman, Turkmenistan and India and the beginning of a strong recovery in Saudi Arabia. We do not expect the return of our business in Libya this year. Finally, we expect our operations in the North Sea and Russia to show growth in the second half of 2011. Overall, we anticipate international margins to improve in the second half of 2011.
     The level of improvement in our businesses in 2011 will continue to depend heavily on volume increases and our ability to further penetrate existing markets with our younger technologies as well as to successfully introduce these technologies to new markets. In addition, our ability to grow our business aggressively will rely on our demonstration of a high level of operational efficacy for our clients including the efficiency of mobilization related to planned startups. The recruitment, training and retention of personnel will also be a critical factor in growing our businesses. The continued and increasing strength of the industry, including client spending, will be highly dependent on many external factors, such as world economic and political conditions, member-country quota compliance within OPEC and weather conditions, including the factors described under “—Forward-Looking Statements.”

     Results of Operations
     The following charts contain selected financial data comparing our consolidated and segment results from operations for the three and six months ended June 30, 2011 and 2010:

	Three Months		Six Months
	Ended June 30,		Ended June 30,
	2011	2010	2011	2010
	(In thousands, except percentages and per share data)
Revenues:
North America	$1,344,245	$917,696	$2,704,717	$1,806,275
Middle East/North Africa/Asia	617,376	602,602	1,192,902	1,164,658
Europe/West Africa/FSU	592,458	506,177	1,102,881	959,936
Latin America	497,735	410,688	907,500	837,361

	3,051,814	2,437,163	5,908,000	4,768,230

Operating Income:
North America	243,613	127,001	527,310	235,433
Middle East/North Africa/Asia	33,964	73,993	44,768	149,707
Europe/West Africa/FSU	92,511	67,366	130,015	113,664
Latin America	51,081	41,991	72,172	68,065
Research and Development	(62,231)	(53,530)	(126,778)	(102,387)
Corporate	(43,030)	(42,670)	(98,859)	(87,728)
Revaluation of Contingent Consideration	—	(81,753)	—	(92,763)
Severance, Exit and Other Adjustments	(18,693)	(27,309)	(39,525)	(71,341)

	297,215	105,089	509,103	212,650

Interest Expense, Net	(113,684)	(95,719)	(226,190)	(191,058)

Devaluation of Venezuelan Bolivar	—	—	—	(63,859)

Other, Net	(22,367)	(14,186)	(40,933)	(23,404)

Effective Tax Rate	28.6%	(825.5)%	27.0%	(65.8)%

Net Income per Diluted Share	$0.15	$(0.06)	$0.22	$(0.16)

Depreciation and Amortization	282,168	258,570	559,223	508,275

     Revenues
     The following chart contains consolidated revenues by product line for the three and six months ended June 30, 2011 and 2010:

	Three Months		Six Months
	Ended June 30,		Ended June 30,
	2011	2010	2011	2010
Artificial Lift Systems	18%	15%	17%	15%
Stimulation and Chemicals	18	14	17	11
Drilling Services	16	16	16	16
Well Construction	13	16	12	17
Integrated Drilling	10	11	11	12
Completion Systems	8	7	8	7
Drilling Tools	6	8	7	8
Wireline and Evaluation Services	5	5	6	6
Re-entry and Fishing	5	6	5	6
Pipeline and Specialty Services	1	2	1	2

	100%	100%	100%	100%

     Consolidated revenues increased $615 million, or 25%, in the second quarter of 2011 as compared to the second quarter of 2010. This increase outpaced the 14% increase in average rig count over the comparable period. Our revenues in North America increased $427 million, or 46%, in the second quarter of 2011 as compared to the same quarter of the prior year. International revenues increased $188 million, or 12%, in the second quarter of 2011 as compared to the second quarter of 2010. Our stimulation and chemicals, artificial lift systems, and drilling services product lines were the strongest contributors to the increase over the year-ago period.
     For the first six months of 2011, consolidated revenues increased $1,140 million, or 24%, as compared to the first six months of 2010. Similar to what was experienced in the second quarter of 2011, the increase in revenues during the first six months of 2011 compared to the first six months of 2010 was mostly driven by North America. International revenue increased $241 million, or 8%, as compared to the first six months of 2010.
     Operating Income
     Consolidated operating income increased $192 million, or 183%, in the second quarter of 2011 as compared to the second quarter of 2010. Our operating segments contributed $111 million of incremental operating income during the current quarter as compared to the same quarter of the prior year. Severance, exit and other adjustments during the second quarter of 2011 decreased $9 million as compared to the second quarter of 2010. In addition, the second quarter of 2010 included an $82 million loss related to the revaluation of contingent consideration associated with our acquisition of the Oilfield Services Division of TNK-BP (“OFS”). The contingent consideration terms were settled in the fourth quarter of 2010. These incremental gains were partially offset by an increase in corporate and research and development expenditures of $9 million. The increase in corporate expenses was primarily attributable to higher employee compensation costs and professional fees.
     During the first six months of 2011, consolidated operating income increased $296 million, or 139%, as compared to the first six months of 2010. Our operating segments contributed $207 million of this increase. Additionally, the first six months of 2010 included a $93 million loss related to the revaluation of contingent consideration associated with our acquisition of OFS.
     The six months ended June 30, 2011 includes $27 million for severance and exit costs, $4 million for legal, professional and related fees incurred in connection with our on-going investigations and $9 million in connection with the termination of a corporate consulting contract.

     Severance, exit and other adjustments during the six months ended June 30, 2010 include (i) a $38 million charge related to our Supplemental Executive Retirement Plan (“SERP”), which was frozen on March 31, 2010, (ii) $36 million for severance and facility closure costs and (iii) $2 million for legal, professional and related fees incurred in connection with our on-going investigations. These charges were offset by a $5 million benefit related to the reversal of prior cost accruals for our exit from sanctioned countries.
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
     Interest Expense, Net
     Interest expense, net increased $18 million, or 19%, in the second quarter of 2011 and $35 million, or 18% for the first six months of 2011 as compared to the same periods of the prior year. The increase in interest expense was primarily the result of replacing our short term debt with higher-rate senior notes through the debt offering and bond tender completed in the second half of 2010.
     Income Taxes
     For the three and six months ended June 30, 2011, we had a tax provision of $46 million and $65 million on income before taxes of $161 million and $242 million, respectively. Our tax provision for the three months ended June 30, 2011 includes discrete tax benefits of $15 million which lowered our effective tax rate for the period to 28.6%. Our tax provision for the six months ended June 30, 2011 includes discrete tax benefits of $29 million which lowered our year-to-date effective tax rate to 27.0%.
     For the three months ended June 30, 2010, we had a tax provision of $40 million on a pretax loss of $5 million that includes an $82 million loss on the fair value adjustment to the put option issued in connection with the OFS acquisition for which no tax benefit has been recorded. For the six months ended June 30, 2010, we had a tax provision of $43 million on a pretax loss of $66 million that includes the loss related to the put option issued in connection with the OFS acquisition and curtailment expense on our SERP for which no related tax benefit was recorded. Our tax provision for the six months ended June 30, 2010 also includes minimum tax in Mexico and the tax impact of changes in our geographic earnings mix, both of which are partially offset by a tax benefit related to the devaluation of the Venezuelan bolivar.
Segment Results
     North America
     North American revenues increased $427 million, or 46%, in the second quarter of 2011 as compared to the second quarter of 2010. This increase outpaced the 20% increase in the average North American rig count over the comparable period. Revenues increased $898 million, or 50%, during the first six months of 2011 as compared to the same period of the prior year, again outpacing the 23% increase in the average North American rig count over the comparable period. Revenues from our stimulation and chemicals, artificial lift systems and drilling product lines were the strongest contributors to the year-over-year increase.

     Operating income increased $117 million, or 92%, in the second quarter of 2011 as compared to the second quarter of the prior year. For the first half of 2011, operating income increased $292 million, or 124%, compared to the same period of the prior year. Operating margins were 18% in the second quarter of 2011 and 14% in the second quarter of 2010. Operating margins improved to 19% for the first six months of 2011 compared to 13% for the first six months of 2010. Increases in volume and pricing contributed to the improved margins over the comparable periods of the prior year.
     Middle East/North Africa/Asia
     Middle East/North Africa/Asia revenues increased $15 million, or 2%, in the second quarter of 2011 as compared to the second quarter of 2010. Our integrated drilling and artificial lift systems product lines were the strongest contributors to the increase in revenue. Revenues increased $28 million, or 2%, during the first six months of 2011 as compared to the first six months of 2010.
     Operating income decreased $40 million, or 54%, during the second quarter of 2011 compared to the same quarter of the prior year and decreased $105 million, or 70%, during the first six months of 2011 compared to the first six months of 2010. Operating margins were 6% in the second quarter of 2011 and 12% in the second quarter of 2010. On a year-to-date basis, operating margins were 4% for the first six months of 2011 as compared to 13% for the first six months of 2010. Political disruptions in the Middle East and North Africa and challenging weather events in Australia and China were large drivers of the year-over-year decrease.
     Europe/West Africa/FSU
     Revenues in our Europe/West Africa/FSU segment increased $86 million, or 17%, in the second quarter of 2011 compared to the same quarter of the prior year. On a year-to-date basis, revenues increased $143 million, or 15%, compared to the first six months of 2010. Our stimulation and chemicals, drilling services and artificial lift systems product lines were the strongest contributors to the increase in the current quarter as compared to the same period of the prior year.
     Operating income increased $25 million, or 37%, in the second quarter of 2011 compared to the same quarter of the prior year and increased $16 million, or 14%, during the first six months of 2011 compared to the first six months of 2010. Operating margins were 16% in the second quarter of 2011 and 13% in the second quarter of 2010. Operating margins were 12% for the first six months of 2011 and 2010.
     Latin America
     Revenues in our Latin America segment increased $87 million, or 21%, in the second quarter of 2011 as compared to the same quarter of the prior year. Revenues increased $70 million, or 8%, during the first six months of 2011 compared to the same period of the prior year. The increase in revenue was mostly due to improved demand in our drilling services and artificial lift systems product lines.
     Operating income increased $9 million, or 22%, in the second quarter of 2011 over the comparable period of the prior year and increased $4 million, or 6%, during the first six months of 2011 as compared to the first six months of 2010. Operating margins remained flat at 10% for the second quarter of 2011 and 2010 and 8% for the year-to-date periods ended June 30, 2011 and 2010.
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

     Committed Borrowing Facilities
     Prior to July 2011, we maintained a $1.75 billion unsecured, revolving credit agreement (the “Credit Agreement”) with JPMorgan Chase Bank, N.A., as administrative agent. The Credit Agreement had a scheduled maturity date of October 15, 2013, subject to extension, and could be used for a combination of borrowings, support for our commercial paper program and issuances of letters of credit. The Credit Agreement required that we maintain a debt-to-capitalization ratio of less than 60%. We were in compliance with these covenants at June 30, 2011. There were $49 million in outstanding letters of credit under this facility at June 30, 2011.
     The following is a recap of our availability under our committed borrowing facility at June 30, 2011 (in millions):

Facilities	$1,750

Less:
Amount drawn	—
Commercial paper	585
Letters of credit	49

Availability	$1,116

     On July 13, 2011, we amended the Credit Agreement to increase the facility size from $1.75 billion to $2.25 billion and extend the scheduled maturity date to July 13, 2016. The amendment also decreased interest rate margins under the facility. The Credit Agreement, as amended, remains available to support our commercial paper program and issuances of letters of credit. Similarly, the Credit Agreement did not change the required debt-to-capitalization ratio.
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
     Capital expenditures for 2011 are projected to be approximately $1.6 billion. The expenditures are expected to be used primarily to support anticipated near-term growth. Capital expenditures during the six months ended June 30, 2011 were $743 million.
     Our senior notes due June 2012 in the amount of $273 million were reclassified from long-term debt to current maturities of long-term debt at June 30, 2011.
     Derivative Instruments
     Interest Rate Swaps
     We may use interest rate swaps to help mitigate exposures related to interest rate movements. Amounts paid or received upon termination of interest rate swaps accounted for as fair value hedges represent the fair value of the agreements at the time of termination and are recorded as an adjustment to the carrying value of the related debt. These amounts are amortized as a reduction (in the case of gains) or as an increase (in the case of losses) to interest expense over the remaining term of the debt. As of June 30, 2011, we had net unamortized gains of $50 million associated with interest rate swap terminations.

     Cash Flow Hedges
     In 2008, we entered into interest rate derivative instruments to hedge projected exposures to interest rates in anticipation of a debt offering. Those hedges were terminated at the time of the issuance of the debt, and the loss on these hedges is being amortized from Accumulated Other Comprehensive Income to interest expense over the remaining term of the debt. As of June 30, 2011, we had net unamortized losses of $12 million associated with our cash flow hedge terminations.
     Other Derivative Instruments
     As of June 30, 2011, we had foreign currency forward contracts with notional amounts aggregating to $687 million, which were entered into to hedge exposure to currency fluctuations in various foreign currencies. The total estimated fair value of these contracts at June 30, 2011, resulted in a net liability of approximately $4 million. These derivative instruments were not designated as hedges and the changes in fair value of the contracts are recorded each period in Other, Net in the accompanying Condensed Consolidated Statements of Income.
     We have cross-currency swaps between the U.S. dollar and Canadian dollar to hedge certain exposures to the Canadian dollar. At June 30, 2011, we had notional amounts outstanding of $215 million. The total estimated fair value of these contracts at June 30, 2011, resulted in a liability of $40 million. These derivative instruments were not designated as hedges and the changes in fair value of the contracts are recorded each period in Other, Net in the accompanying Condensed Consolidated Statements of Income.
     Off Balance Sheet Arrangements
     A Swiss corporation named Weatherford International Ltd. is the ultimate parent (“Weatherford Switzerland”) of the Weatherford group and guarantees the obligations of Weatherford International Ltd. incorporated in Bermuda (“Weatherford Bermuda”) and Weatherford International, Inc. incorporated in Delaware (“Weatherford Delaware”) noted below.
     The following obligations of Weatherford Delaware were guaranteed by Weatherford Bermuda at June 30, 2011: (i) the 6.625% Senior Notes, (ii) the 5.95% Senior Notes, (iii) the 6.35% Senior Notes and (iv) the 6.80% Senior Notes.
     The following obligations of Weatherford Bermuda were guaranteed by Weatherford Delaware at June 30, 2011: (i) the revolving credit facility, (ii) the 4.95% Senior Notes, (iii) the 5.50% Senior Notes, (iv) the 6.50% Senior Notes, (v) the 5.15% Senior Notes, (vi) the 6.00% Senior Notes, (vii) the 7.00% Senior Notes, (viii) the 9.625% Senior Notes, (ix) the 9.875% Senior Notes, (x) the 5.125% Senior Notes and (xi) the 6.75% Senior Notes.
     Letters of Credit and Performance and Bid Bonds
     We use letters of credit and performance and bid bonds in the normal course of our business. As of June 30, 2011, we had $534 million of letters of credit and performance and bid bonds outstanding, consisting of $385 million outstanding under various uncommitted credit facilities, $49 million letters of credit outstanding under our committed facility and $100 million of performance bonds issued by financial sureties against an indemnification from us. These obligations could be called by the beneficiaries should we breach certain contractual or performance obligations. If the beneficiaries were to call the letters of credit under our committed facilities, our available liquidity would be reduced by the amount called.
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
     From time to time, we update the various factors we consider in making our forward-looking statements and the assumptions we use in those statements. However, we undertake no obligation to publicly update or revise any forward-looking events or circumstances that may arise after the date of this report. The following sets forth the various assumptions we use in our forward-looking statements, as well as risks and uncertainties relating to those statements. Certain of the risks and uncertainties may cause actual results to be materially different from projected results contained in forward-looking statements in this report and in our other disclosures. These risks and uncertainties include, but are not limited to, the following:
•	Global political, economic and market conditions could affect projected results. Our operating results and the forward-looking information we provide are based on our current assumptions about oil and natural gas supply and demand, oil and natural gas prices, rig count and other market trends. Our assumptions on these matters are in turn based on currently available information, which is subject to change. The oil and natural gas industry is extremely volatile and subject to change based on political and economic factors outside our control. Worldwide drilling activity, as measured by average worldwide rig counts, increased in each year from 2002 to 2008. However, activity began declining in the fourth quarter of 2008, particularly in North America. The weakened global economic climate resulted in lower demand and lower prices for oil and natural gas, which reduced drilling and production activity, which in turn resulted in lower than expected revenues and income in 2009 and 2010 and may affect our future revenues and income. Worldwide drilling activity and global demand for oil and natural gas may also be affected by changes in governmental policies and debt loads, laws and regulations related to environmental or energy security matters, including those addressing alternative energy sources and the risks of global climate change. For 2011, worldwide demand may be significantly weaker than we have assumed.

•	We may be unable to recognize our expected revenues from current and future contracts. Our customers, many of whom are national oil companies, often have significant bargaining leverage over us and may elect to cancel or revoke contracts, not renew contracts, modify the scope of contracts or delay contracts, in some cases preventing us from realizing expected revenues and/or profits. In 2011, western governments imposed trading sanctions on Libya that require approvals to collect outstanding accounts receivable from government-affiliated customers. This may slow, and could ultimately prevent, collection of certain accounts receivable generated in Libya before the sanctions were imposed. Our projections assume that our customers will honor the contracts we have been awarded and that those contracts and the business that we believe is otherwise substantially firm will result in anticipated revenues in the periods for which they are scheduled.

•	Currency fluctuations could have a material adverse financial impact on our business. A material change in currency rates in our markets, such as the devaluation of the Venezuelan bolivar experienced during the first quarter of 2010, could affect our future results as well as affect the carrying values of our assets. World currencies have been subject to much volatility. In addition, due to the volatility we may be unable to enter into foreign currency contracts at a reasonable cost. As we are not able to predict changes in currency valuations, our forward-looking statements assume no material impact from future changes in currency exchange rates.

•	Our ability to manage our workforce could affect our projected results. In a climate of decreasing demand, we are faced with managing our workforce levels to control costs without impairing our ability to provide service to our customers. Conversely, in a climate of increasing demand, we are faced with the challenge of recruiting and retaining a skilled workforce at a reasonable cost. Our forward-looking statements assume we will be able to do so.

•	Increases in the prices and availability of our raw materials could affect our results of operations. We use large amounts of raw materials for manufacturing our products and some of our fixed assets. The price of these raw materials has a significant impact on our cost of producing products for sale or producing fixed assets used in our business. We have assumed that the prices of our raw materials will remain within a manageable range and will be readily available. If we are unable to obtain necessary raw materials or if we are unable to minimize the impact of increased raw material costs or to realize the benefit of cost decreases in a timely fashion through our supply chain initiatives or pricing, our margins and results of operations could be adversely affected.

•	Our ability to manage our supply chain and business processes could affect our projected results. We have undertaken efforts to improve our supply chain, invoicing and collection processes and procedures. These undertakings include costs, which we expect will result in long-term benefits for our business processes. Our forward-looking statements assume we will realize the benefits of these efforts.

•	Our long-term growth depends upon technological innovation and commercialization. Our ability to deliver our long-term growth strategy depends in part on the commercialization of new technology. A central aspect of our growth strategy is to improve our products and services through innovation, to obtain technologically advanced products through internal research and development and/or acquisitions, to protect proprietary technology from unauthorized use and to expand the markets for new technology by leveraging our worldwide infrastructure. The key to our success will be our ability to commercialize the technology that we have acquired and demonstrate the enhanced value our technology brings to our customers’ operations. Our major technological advances include, but are not limited to, those related to controlled pressure drilling and testing systems, expandable solid tubulars, expandable sand screens and intelligent well completion. Our forward-looking statements have assumed successful commercialization of, and above-average growth from, these new products and services, as well as legal protection of our intellectual property rights.

•	Nonrealization of expected benefits from our redomestication could affect our projected results. We operate through our various subsidiaries in numerous countries throughout the world including the United States. During the first quarter of 2009, we completed a transaction in which our former parent Bermuda company became a wholly-owned subsidiary of Weatherford International Ltd., a Swiss joint-stock corporation, and holders of common shares of the Bermuda company received one registered share of the Swiss company in exchange for each common share that they held. Consequently, we are or may become subject to changes in tax laws, treaties or regulations or the interpretation or enforcement thereof in the U.S., Bermuda, Switzerland or any other jurisdictions in which we or any of our subsidiaries operate or are resident. Our income tax expense is based upon our interpretation of the tax laws in effect in various countries at the time that the expense was incurred. If the U.S. Internal Revenue Service or other taxing authorities do not agree with our assessment of the effects of such laws, treaties and regulations, this could have a material adverse effect on us, including the imposition of a higher effective tax rate on our worldwide earnings or a reclassification of the tax impact of our significant corporate restructuring transactions. In addition, our realization of expected tax benefits is based upon the assumption that we take successful planning steps and that we maintain and execute adequate processes to support our planning activities. If we fail to do so, we may not achieve the expected benefits.

•	Nonrealization of expected benefits from our acquisitions or business dispositions could affect our projected results. We expect to gain certain business, financial and strategic advantages as a result of business acquisitions we undertake, including synergies and operating efficiencies. Our forward-looking statements assume that we will successfully integrate our business acquisitions and realize the benefits of those acquisitions. Further, we may from time to time undertake to dispose of businesses or capital assets that are no longer core to our long-term growth strategy and the disposition of which may improve our capital structure. Our forward-looking statements assume that if we decide to dispose of a business or asset we will find a buyer willing to pay a price we deem favorable to Weatherford and that we will successfully dispose of the business or asset. Our inability to complete dispositions timely and at attractive prices may impair our ability to improve our capital structure as rapidly as our forward-looking statements may indicate.

•	The downturn in our industry could affect the carrying value of our goodwill. As of June 30, 2011, we had approximately $4.3 billion of goodwill. Our estimates of the value of our goodwill could be reduced in the future as a result of various factors, including market factors, some of which are beyond our control. Our forward-looking statements do not assume any future goodwill impairment. Any reduction in the fair value of our businesses may result in an impairment charge and therefore adversely affect our results.

•	Adverse weather conditions in certain regions could adversely affect our operations. From time to time, hurricanes and severe weather impact our operations in the Gulf of Mexico. These hurricanes and associated hurricane threats reduce the number of days on which we and our customers operate which results in lower revenues than we otherwise would have achieved. Our Canadian operations, particularly in the second quarter of each year, may vary greatly depending on the timing of “break-up”, or the spring thaw, which annually results in a period in which conditions are not conducive to operations. Similarly, unfavorable weather in Russia, Caspian, China, Mexico, Australia and in the North Sea, as well as exceedingly cold winters in other areas of the world, could reduce our operations and revenues from these areas during the relevant period. Our forward-looking statements assume weather patterns in our primary areas of operations will be conducive to our operations.

•	U.S. Government and internal investigations could affect our results of operations. We are currently involved in government and internal investigations involving various of our operations. We have begun negotiations with the government agencies to resolve these matters, but we cannot yet anticipate the timing, outcome or possible impact of the ultimate resolution of these investigations, financial or otherwise. The governmental agencies involved in these investigations have a broad range of civil and criminal penalties they may seek to impose against corporations and individuals for violations of trade sanction laws, the Foreign Corrupt Practices Act and other federal statutes including, but not limited to, injunctive relief, disgorgement, fines, penalties and modifications to business practices and compliance programs. In recent years, these agencies and authorities have entered into agreements with, and obtained a range of penalties against, several public corporations and individuals in similar investigations, under which civil and criminal penalties were imposed, including in some cases fines and other penalties and sanctions in the tens and hundreds of millions of dollars. These agencies likely will seek to impose penalties of some amount against us for past conduct, but the ultimate amount of any penalties we may pay currently cannot be reasonably estimated. Under trade sanction laws, the U.S. Department of Justice may also seek to impose modifications to business practices, including immediate cessation of all business activities in specific countries or other limitations that decrease our business, and modifications to compliance programs, which may increase compliance costs. Any injunctive relief, disgorgement, fines, penalties, sanctions or imposed modifications to business practices resulting from these investigations could adversely affect our results of operations. Through June 30, 2011, we have incurred $49 million for costs in connection with our exit from certain sanctioned countries and incurred $117 million for legal and professional fees in connection with complying with and conducting these on-going investigations. This amount excludes the costs we have incurred to augment and improve our compliance function. We may have additional charges related to these matters in future periods, which costs may include labor claims, contractual claims, penalties assessed by customers, and costs, fines, taxes and penalties assessed by the local governments, but we cannot quantify those charges or be certain of the timing of them. In addition, the SEC is investigating the circumstances surrounding the material weakness in the Company’s internal controls over financial reporting for income taxes that was disclosed on Forms 12b-25 and 8-K on March 1, 2011 and the related restatement of historical financial statements. We are cooperating with the investigation.

•	Failure in the future to ensure ongoing compliance with certain laws could affect our results of operations. In 2009, we substantially augmented our compliance infrastructure with increased staff and more rigorous policies, procedures and training of our employees regarding compliance with applicable anti-corruption laws, trade sanctions laws and import/export laws. As part of this effort, we now undertake audits of our compliance performance in various countries. Our forward-looking statements assume that our compliance efforts will be successful and that we will comply with our internal policies and applicable laws regarding these issues. Our failure to do so could result in additional enforcement action in the future, the results of which could be material and adverse to us.

•	Political disturbances, war, or terrorist attacks and changes in global trade policies could adversely impact our operations. We operate in over 100 countries, and as such are at risk of various types of political activities, including acts of insurrection, war, terrorism, nationalization of assets and changes in trade policies. We have assumed there will be no material political disturbances or terrorist attacks and there will be no material changes in global trade policies that affect our business. In early 2011, our operations in Tunisia, Egypt, Libya and to a lesser extent Yemen and Bahrain were disrupted by political revolutions and uprisings in these countries. Civil war in Libya and lesser political disturbances elsewhere in the Middle East and North Africa regions are ongoing, and our operations in Libya have not resumed. During 2010, these five countries accounted for approximately 3% of our global revenue. We have taken steps to secure our personnel and assets in affected areas and to resume or continue operations where it is safe for us to do so, and our forward-looking statements assume we will do so successfully. In Libya, we have evacuated all of our non-Libyan employees and their families. At June 30, 2011, we had in Libya inventory, property, plant and equipment (net) with a carrying value of approximately $142 million, $57 million of accounts receivable that currently are subject to sanctions recently imposed by western governments as well as cash and other current assets of approximately $23 million. In cases where we must evacuate personnel, it may be difficult, if not impossible, for us to safeguard and recover our operating assets, and our ability to do so will depend on the local turn of events. In these areas we also may not be able to perform the work we are contracted to perform, which could lead to forfeiture of performance bonds. We currently have outstanding approximately $18 million of performance bonds related to contracts in Libya. Based on information available to us and our current assessment of the situation in Libya, we believe that we will recover our assets there, and we have not impaired these assets. Our forward-looking statements assume that we will not incur a substantial loss with respect to our assets or performance bonds located in or related to affected areas. We have assumed our operations in Libya will not resume in 2011. We have assumed that cessation of business activities in other parts of the Middle East and North Africa regions due to political turmoil will be short-lived, that the negative impact on our business will not be material, and that the region will not experience further disruptive political revolution in the near term. However, if political violence were to curtail our activities in other countries in the region from which we derive greater business, such as Saudi Arabia, Iraq and Algeria, and particularly if political activities were to result in prolonged violence or civil war, we may fail to achieve the results reflected in our forward-looking statements.

•	The material weakness in accounting for income taxes could have an adverse effect on our share price. If we are unable to effectively remediate this material weakness in a timely manner, we could lose investor confidence in the accuracy and completeness of our financial reports, which could have an adverse effect on our share price and could subject us to additional potentially costly shareholder litigation or government inquiries. Our forward-looking statements assume we will be able to remediate the material weakness in a timely manner and will maintain an effective internal control environment in the future.

•	Recent turmoil in the credit markets may reduce our access to capital or reduce the availability of financial risk-mitigation tools. The worldwide credit markets experienced turmoil and uncertainty from mid-2008 through most of 2009, and certain markets remained challenging in parts of 2010. Our forward-looking statements assume that the financial institutions that have committed to extend us credit will honor their commitments under our credit facilities. If one or more of those institutions becomes unwilling or unable to honor its commitments, our access to liquidity could be impaired and our cost of capital to fund growth could increase. We use interest rate and foreign exchange swap transactions with financial institutions to mitigate certain interest rate and foreign exchange risks associated with our capital structure and our business. Our forward-looking statements assume that those tools will continue to be available to us at prices we deem reasonable. However, the failure of any counter party to honor a swap agreement could reduce the availability of these financial risk mitigation tools or could result in the loss of expected financial benefits.
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
     In January 2010, the Venezuelan government announced its intention to devalue its currency and move to a two-tier exchange structure. The official exchange rate moved from 2.15 to 2.60 for essential goods and from 2.15 to 4.30 for non-essential goods and services. Our Venezuelan entities maintain the U.S. dollar as their functional currency. In connection with this devaluation, we incurred a charge of $64 million for the remeasurement of our net monetary assets denominated in Venezuelan bolivars at the date of the devaluation, which was not tax deductible in Venezuela. We also recorded a $24 million tax benefit for local Venezuelan income tax purposes related to our net U.S. dollar-denominated monetary liability position in the country. Effective January 1, 2011, the Venezuelan government again modified the fixed rate of exchange, eliminating the two-tier structure and establishing 4.30 as the official exchange rate for all goods and services. This modification did not have a material impact to our financial position or results of operations. As of June 30, 2011, we had a net monetary asset position denominated in Venezuelan bolivars of approximately $96 million comprised primarily of cash and accounts receivable. We are continuing to explore opportunities to reduce our exposure but should another devaluation occur in the future, we may be required to take further charges related to the remeasurement of our net monetary asset position. For example, if the Venezuela bolivar devalued by an additional 10% in the future, we would record a devaluation charge of approximately $10 million.
     Assets and liabilities of entities for which the functional currency is the local currency are translated into U.S. dollars using the exchange rates in effect at the balance sheet date, resulting in translation adjustments that are reflected in Accumulated Other Comprehensive Income in the shareholders’ equity section on our Condensed Consolidated Balance Sheets. A portion of our net assets are impacted by changes in foreign currencies in relation to the U.S. dollar. We recorded a $196 million adjustment to increase our equity account for the six months ended June 30, 2011, to reflect the net impact of the weakening of the U.S. dollar against various foreign currencies.
     As of June 30, 2011, we had foreign currency forward contracts with notional amounts aggregating to $687 million, which were entered into to hedge exposure to fluctuations in various foreign currencies. The total estimated fair value of these contracts at June 30, 2011, resulted in a net liability of approximately $4 million. These derivative instruments were not designated as hedges, and the changes in fair value of the contracts are recorded each period in current earnings.
     We have cross-currency swaps between the U.S. dollar and Canadian dollar to hedge certain exposures to the Canadian dollar. At June 30, 2011, we had notional amounts outstanding of $215 million. The total estimated fair value of these contracts at June 30, 2011, resulted in a liability of $40 million. These derivative instruments were not designated as hedges and the changes in fair value of the contracts are recorded each period in current earnings.
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
     Our long-term borrowings that were outstanding at June 30, 2011 and December 31, 2010, subject to interest rate risk consist of the following:

	June 30, 2011		December 31, 2010
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
		(In millions)
6.625% Senior Notes due 2011	$183	$187	$184	$191
5.95% Senior Notes due 2012	273	284	273	290
5.15% Senior Notes due 2013	298	313	299	310
4.95% Senior Notes due 2013	252	266	252	266
5.50% Senior Notes due 2016	357	386	358	374
6.35% Senior Notes due 2017	600	680	600	651
6.00% Senior Notes due 2018	498	558	498	551
9.625% Senior Notes due 2019	1,032	1,305	1,033	1,287
5.125% Senior Notes due 2020	799	818	799	794
6.50% Senior Notes due 2036	596	620	596	595
6.80% Senior Notes due 2037	298	320	298	312
7.00% Senior Notes due 2038	498	546	498	535
9.875% Senior Notes due 2039	247	357	247	335
6.75% Senior Notes due 2040	598	641	598	624
     We have various other long-term debt instruments of $222 million at June 30, 2011, but believe the impact of changes in interest rates in the near term will not be material to these instruments. The carrying value of our short-term borrowings of $619 million at June 30, 2011 approximates their fair value.
     As it relates to our variable rate debt, if market interest rates average 1% more for the remainder of 2011 than the rates as of June 30, 2011, interest expense for the remainder of 2011 would increase by less than $1 million. This amount was determined by calculating the effect of the hypothetical interest rate on our variable rate debt. This sensitivity analysis assumes there are no changes in our financial structure.
Interest Rate Swaps and Derivatives
     We manage our debt portfolio to achieve an overall desired position of fixed and floating rates and may employ interest rate swaps as a tool to achieve that goal. The major risks from interest rate derivatives include changes in the interest rates affecting the fair value of such instruments, potential increases in interest expense due to market increases in floating interest rates and the creditworthiness of the counterparties in such transactions. When we employ the use of interest rate swaps, our counterparties are multinational commercial banks. In light of events in the global credit markets and the potential impact of these events on the liquidity of the banking industry, we continue to monitor the creditworthiness of our counterparties.
     Amounts paid or received upon termination of interest rate swaps represent the fair value of the agreements at the time of termination and are recorded as an adjustment to the carrying value of the related debt. These amounts are amortized as a reduction (in the case of gains) or as an increase (in the case of losses) to interest expense over the remaining term of the debt. As of June 30, 2011, we had net unamortized gains of $50 million associated with interest rate swap terminations.
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
     In response to the identified material weakness, management, with oversight from our Audit Committee, has dedicated resources, including retaining third-party consultants, to improve our internal controls over accounting for income taxes and to remediate the identified material weakness.
     During the first six months of 2011, we undertook the following steps:
•	Engaged third-party tax advisors and consultants to assist with enhancing internal controls over financial reporting for income taxes and developing and implementing a remediation plan;

•	Revised the process for the quarterly tax provision including additional resources focused on the review and oversight of the tax accounts and preparation of the income tax provision;

•	Began recruitment of various positions within the tax and financial reporting departments and completed the hiring of some positions during the second quarter; and

•	Conducted training on accounting for income taxes with our regional tax personnel.
We also expect the remediation plan to include the following areas of focus:
•	Continued enhancement of the processes and procedures surrounding the review of the income tax provision;

•	Review and validation of both the current and deferred balance sheet accounts at significant locations;

•	Ongoing evaluation of existing roles and responsibilities within the tax function to ensure they are adequately staffed with appropriate personnel; and

•	Continued delivery of our comprehensive income tax accounting training program for tax and financial personnel to a broader audience.
     We anticipate the actions to be taken, and resulting process improvements, to generally strengthen our internal control over financial reporting, as well as our disclosure controls and procedure and over time, will address the material weakness noted in 2010. However, because many of the remedial actions have only recently been undertaken and because some of our remediation plans will be put in place over the remainder of the year, management will not be able to conclude that the material weakness has been remediated until, at the earliest, the completion of the 2011 year-end income tax provision.

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
     Changes in Internal Control Over Financial Reporting
     Our management, including the CEO and CFO, identified no change in our internal control over financial reporting that occurred during the quarter ended June 30, 2011, that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting other than the changes resulting from the remediation activities described above.
PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
See Note 14 to our condensed consolidated financial statements included elsewhere in this report.
ITEM 1A. RISK FACTORS
     There have been no material changes during the quarter ended June 30, 2011, to the risk factors set forth in Part I, Item 1A in our Amended Annual Report on Form 10-K/A for the year ended December 31, 2010, filed with the SEC on April 14, 2011.
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

Date	No. of Shares
May 27, 2011	1,623,680
June 6, 2011	1,466,634

     Under our restricted share plan, employees may elect to have us withhold registered shares to satisfy minimum statutory federal, state and local tax withholding obligations arising on the vesting of restricted stock awards and exercise of options. When we withhold these shares, we are required to remit to the appropriate taxing authorities the market price of the shares withheld, which could be deemed a purchase of the registered shares by us on the date of withholding. During the quarter ended June 30, 2011, we withheld registered shares to satisfy these tax withholding obligations as follows:

	No. of	Average
Period	Shares	Price
April 1 — April 30, 2011	110,860	$21.87
May 1 — May 31, 2011	2,982	20.39
June 1 — June 30, 2010	24,504	19.20

ITEM 6. EXHIBITS
(a)	Exhibits:

Exhibit
Number	Description

10.1
Amendment No. 1, dated July 13, 2011, to Credit Agreement with Weatherford Bermuda, Weatherford Delaware, Weatherford Liquidity Management Hungary Limited Liability Company, a Hungarian limited liability company and subsidiary of Weatherford Bermuda, Weatherford Capital Management Services Limited Liability Company, a Hungarian limited liability company and subsidiary of Weatherford Bermuda, the lenders and issuing banks party thereto and JPMorgan Chase Bank, N.A., as administrative agent (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 1-34258) filed July 13, 2011).

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

**101
The following materials from Weatherford International Ltd.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2011, formatted in XBRL (Extensible Business Reporting Language): (i) the unaudited Condensed Consolidated Balance Sheets, (ii) the unaudited Condensed Consolidated Statements of Income, (iii) the unaudited Condensed Consolidated Statements of Cash Flows, (iv) the unaudited Condensed Consolidated Statements of Comprehensive Income and (v) related notes to the unaudited Condensed Consolidated Financial Statements.

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
Vice President Corporate Accounting
(Principal Accounting Officer)

Date: July 28, 2011