Form 10-Q
period 2011-09-30
Weatherford International Ltd./Switzerland
filed 2011-10-27
CIK 1453090

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2011
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
As of October 21, 2011 there were 754,068,167 shares of Weatherford registered shares, 1.16 Swiss francs par value per share, outstanding.

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK
ITEM 4. CONTROLS AND PROCEDURES
PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
ITEM 1A. RISK FACTORS
ITEM 2. UNREGISTERED SALES OF EQUITY IN SECURITIES AND USE OF PROCEEDS
ITEM 6. EXHIBITS
SIGNATURES
EX-31.1
EX-31.2
EX-32.1
EX-32.2
EX-101 INSTANCE DOCUMENT
EX-101 SCHEMA DOCUMENT
EX-101 CALCULATION LINKBASE DOCUMENT
EX-101 LABELS LINKBASE DOCUMENT
EX-101 PRESENTATION LINKBASE DOCUMENT
EX-101 DEFINITION LINKBASE DOCUMENT

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
WEATHERFORD INTERNATIONAL LTD. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except par value)

	September 30,	December 31,
	2011	2010
	(unaudited)
ASSETS
Current Assets:
Cash and Cash Equivalents	$273,562	$415,772
Accounts Receivable, Net of Allowance for Uncollectible Accounts of $56,557 and $58,756, Respectively	3,180,861	2,629,403
Inventories	3,071,830	2,590,008
Current Deferred Tax Assets	261,500	255,476
Other Current Assets	806,795	601,408

Total Current Assets	7,594,548	6,492,067

Property, Plant and Equipment, Net of Accumulated Depreciation of $4,800,326 and $4,221,880, Respectively	7,140,692	6,939,754
Goodwill	4,351,160	4,185,477
Other Intangible Assets, Net of Accumulated Amortization of $519,278 and $452,923, Respectively	722,315	730,429
Equity Investments	599,730	539,580
Other Assets	258,831	244,347

Total Assets	$20,667,276	$19,131,654

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Short-term Borrowings and Current Portion of Long-term Debt	$1,349,624	$235,392
Accounts Payable	1,565,728	1,335,020
Other Current Liabilities	1,122,803	1,012,567

Total Current Liabilities	4,038,155	2,582,979

Long-term Debt	6,266,190	6,529,998
Other Liabilities	466,358	553,830

Total Liabilities	10,770,703	9,666,807

Shareholders’ Equity:
Shares, CHF 1.16 Par Value: Authorized 1,137,670 Shares, Conditionally Authorized 379,223 Shares, Issued 764,774 Shares at September 30, 2011; Authorized 1,137,670 Shares, Conditionally Authorized 379,223 Shares, Issued 758,447 Shares at December 31, 2010	769,254	761,077
Capital in Excess of Par Value	4,807,181	4,701,797
Treasury Shares, Net	(485,246)	(562,906)
Retained Earnings	4,700,272	4,348,845
Accumulated Other Comprehensive Income	80,860	152,118

Weatherford Shareholders’ Equity	9,872,321	9,400,931
Noncontrolling Interests	24,252	63,916

Total Shareholders’ Equity	9,896,573	9,464,847

Total Liabilities and Shareholders’ Equity	$20,667,276	$19,131,654

The accompanying notes are an integral part of these condensed consolidated financial statements.

WEATHERFORD INTERNATIONAL LTD. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(UNAUDITED)
(In thousands, except per share amounts)

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
	2011	2010	2011	2010
Revenues:
Products	$1,254,809	$910,653	$3,470,878	$2,522,867
Services	2,117,841	1,619,099	5,809,772	4,775,115

	3,372,650	2,529,752	9,280,650	7,297,982

Costs and Expenses:
Cost of Products	949,509	640,752	2,607,630	1,817,693
Cost of Services	1,527,586	1,255,104	4,260,347	3,637,374
Research and Development	58,888	54,457	185,666	156,844
Selling, General and Administrative Attributable to Segments	377,654	257,063	1,145,725	1,012,853
Corporate, General and Administrative	43,307	46,952	156,473	185,144

	2,956,944	2,254,328	8,355,841	6,809,908

Operating Income	415,706	275,424	924,809	488,074

Other Expense:
Interest Expense, Net	(114,448)	(99,318)	(340,638)	(290,376)
Bond Tender Premium	—	(10,731)	—	(10,731)
Devaluation of Venezuelan Bolivar	—	—	—	(63,859)
Other, Net	(26,261)	(12,277)	(67,194)	(35,681)

Income Before Income Taxes	274,997	153,098	516,977	87,427
Provision for Income Taxes	(81,856)	(54,159)	(147,261)	(97,384)

Net Income (Loss)	193,141	98,939	369,716	(9,957)

Net Income Attributable to Noncontrolling Interests	(2,781)	(4,286)	(10,057)	(11,637)

Net Income (Loss) Attributable to Weatherford	$190,360	$94,653	$359,659	$(21,594)

Earnings (Loss) Per Share Attributable to Weatherford:
Basic	$0.25	$0.13	$0.48	$(0.03)
Diluted	$0.25	$0.13	$0.47	$(0.03)

Weighted Average Shares Outstanding:
Basic	753,896	745,502	750,634	742,192
Diluted	759,946	751,394	758,491	742,192
The accompanying notes are an integral part of these condensed consolidated financial statements.

WEATHERFORD INTERNATIONAL LTD. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(In thousands)

	Nine Months
	Ended September 30,
	2011	2010
Cash Flows from Operating Activities:
Net Income (Loss)	$369,716	$(9,957)
Adjustments to Reconcile Net Income to Net Cash Provided by Operating Activities:
Depreciation and Amortization	847,673	775,484
Employee Share-Based Compensation Expense	65,848	75,167
Loss on Sales of Assets and Businesses, Net	16,418	20,843
Deferred Income Tax Benefit	(79,346)	(102,102)
Devaluation of Venezuelan Bolivar	—	63,859
Supplemental Executive Retirement Plan	—	38,021
Revaluation of Contingent Consideration	—	2,752
Other, Net	18,756	11,930
Change in Operating Assets and Liabilities, Net of Effect of Businesses Acquired:
Accounts Receivable	(541,822)	(59,226)
Inventories	(515,831)	(273,887)
Other Current Assets	(192,551)	317,023
Accounts Payable	236,291	176,284
Other Current Liabilities	83,820	(262,650)
Other	(70,733)	(37,690)

Net Cash Provided by Operating Activities	238,239	735,851

Cash Flows from Investing Activities:
Capital Expenditures for Property, Plant and Equipment	(1,120,325)	(717,556)
Acquisitions of Businesses, Net of Cash Acquired	(83,270)	(58,417)
Acquisition of Intellectual Property	(7,605)	(20,784)
Acquisition of Equity Investments in Unconsolidated Affiliates	(7,273)	(1,750)
Proceeds from Sale of Assets and Businesses, Net	24,659	191,115
Other Investing Activities	(15,242)	41,840

Net Cash Used by Investing Activities	(1,209,056)	(565,552)

Cash Flows from Financing Activities:
Borrowings (Repayments) of Short-term Debt, Net	836,217	(841,058)
Borrowings (Repayments) of Long-term Debt, Net	(4,898)	1,396,553
Other Financing Activities, Net	(2,429)	(7,403)

Net Cash Provided by Financing Activities	828,890	548,092

Effect of Exchange Rate Changes on Cash and Cash Equivalents	(283)	(19,528)

Net Increase (Decrease) in Cash and Cash Equivalents	(142,210)	698,863
Cash and Cash Equivalents at Beginning of Period	415,772	252,519

Cash and Cash Equivalents at End of Period	$273,562	$951,382

Supplemental Cash Flow Information:
Interest Paid	$413,677	$354,677
Income Taxes Paid, Net of Refunds	194,730	257,605
The accompanying notes are an integral part of these condensed consolidated financial statements.

WEATHERFORD INTERNATIONAL LTD. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(UNAUDITED)
(In thousands)

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
	2011	2010	2011	2010
Net Income (Loss)	$193,141	$98,939	$369,716	$(9,957)
Other Comprehensive Income:
Curtailment and Remeasurement of Supplemental Executive Retirement Plan	—	—	—	35,111
Amortization of Pension Components	292	173	1,515	1,819
Foreign Currency Translation Adjustment	(255,300)	143,587	(59,619)	(9,017)
Other	(13,475)	157	(13,154)	468

Comprehensive Income (Loss)	(75,342)	242,856	298,458	18,424
Comprehensive Income Attributable to Noncontrolling Interests	(2,781)	(4,286)	(10,057)	(11,637)

Comprehensive Income (Loss) Attributable to Weatherford	$(78,123)	$238,570	$288,401	$6,787

The accompanying notes are an integral part of these condensed consolidated financial statements.

WEATHERFORD INTERNATIONAL LTD. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
1. General
     The accompanying unaudited condensed consolidated financial statements of Weatherford International Ltd. (the “Company”) are prepared in accordance with U.S. generally accepted accounting principles and include all adjustments of a normal recurring nature which, in the opinion of management, are necessary to present fairly our Condensed Consolidated Balance Sheet at September 30, 2011, Condensed Consolidated Statements of Income and Condensed Consolidated Statements of Comprehensive Income for the three and nine months ended September 30, 2011 and 2010 and Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2011 and 2010. When referring to the Company and using phrases such as “we”, “us” and “our”, the intent is to refer to Weatherford International Ltd. and its subsidiaries as a whole or on a regional basis, depending on the context in which the statements are made. Although we believe the disclosures in these financial statements are adequate to make the interim financial information presented not misleading, certain information relating to our organization and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles have been condensed or omitted in this Form 10-Q pursuant to U.S. Securities and Exchange Commission (“SEC”) rules and regulations. These financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto as of December 31, 2010 and 2009 and for each of the three years in the period ended December 31, 2010 included in our Annual Report on Form 10-K, as amended. The results of operations for the three and nine months ended September 30, 2011 are not necessarily indicative of the results expected for the year ending December 31, 2011.
     The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period and disclosures of contingent assets and liabilities. On an ongoing basis, we evaluate our estimates and assumptions, including those related to uncollectible accounts receivable, lower of cost or market of inventories, equity investments, intangible assets and goodwill, property, plant and equipment, income taxes, percentage-of-completion accounting for long-term contracts, self-insurance, pension and post retirement benefit plans, contingencies and share-based compensation. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results could differ from those estimates.
     Principles of Consolidation
     We consolidate wholly-owned subsidiaries, controlled joint ventures and variable interest entities where the Company has determined it is the primary beneficiary for accounting purposes.
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
     During the nine months ended September 30, 2011, we paid cash consideration of $83 million, net of cash acquired, and issued total share consideration of approximately 7.7 million shares valued at $134 million for acquisitions.

WEATHERFORD INTERNATIONAL LTD. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
     Our results for the nine months ended September 30, 2010 include a loss of $3 million related to the revaluation of contingent consideration issued in connection with the acquisition of the Oilfield Services Division of TNK-BP. This loss was recorded in the Selling, General and Administrative Attributable to Segments line in the Condensed Consolidated Statements of Income. The contingent consideration arrangement was settled in the fourth quarter of 2010.
3. Inventories
     The components of inventory were as follows:

	September 30,	December 31,
	2011	2010
	(In thousands)
Raw materials, components and supplies	$428,874	$383,639
Work in process	159,318	114,266
Finished goods	2,483,638	2,092,103

	$3,071,830	$2,590,008

     Work in process and finished goods inventories include the cost of materials, labor and manufacturing overhead.
4. Goodwill
     We perform an impairment test for goodwill and indefinite-lived intangible assets annually as of October 1, or more frequently if indicators of potential impairment exist. During September 2011, the market price of our common stock declined significantly. As a result, we considered whether it was more likely than not that an impairment of our goodwill had occurred. We concluded that this decline did not constitute an indicator of potential impairment. In reaching this conclusion, we considered that there has not been a significant change in the estimated future cash flows of our reporting units and that, by mid-October 2011, the market price of our common stock had recovered to prices reflective of the market in early September 2011. Our annual impairment test for goodwill is underway and will be completed in the fourth quarter of 2011. At this time, no impairment has been identified. However, the decline in our market capitalization does suggest that the margin by which the fair value of our Middle East/North Africa, FSU and West Africa reporting units executed their book value may have decreased since our last annual test and may be at risk of impairment. As of September 30, 2011, goodwill attributable to our Middle East/North Africa, FSU and West Africa reporting units totaled $501 million, $273 million and $74 million, respectively.
     The changes in the carrying amount of goodwill for the nine months ended September 30, 2011, were as follows:

		Middle East/ North	Europe/	Latin
	North America	Africa/ Asia	West Africa/ FSU	America	Total
			(In thousands)
As of December 31, 2010	$2,133,020	$731,828	$1,007,605	$313,024	$4,185,477
Acquisitions	63,609	—	5,964	65,482	135,055
Purchase price and other adjustments	723	(4,195)	1,687	(375)	(2,160)
Foreign currency translation	48,400	(1,770)	(8,412)	(5,430)	32,788

As of September 30, 2011	$2,245,752	$725,863	$1,006,844	$372,701	$4,351,160

WEATHERFORD INTERNATIONAL LTD. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
5. Short-term Borrowings and Current Portion of Long-term Debt
     The components of short-term borrowings were as follows:

	September 30,	December 31,
	2011	2010
	(In thousands)
Revolving credit facilities	$210,000	$—
Commercial paper	632,919	—
Other short-term bank loans	12,188	18,001

Total short-term borrowings	855,107	18,001
Current portion of long-term debt	494,517	217,391

Short-term borrowings and current portion of long-term debt	$1,349,624	$235,392

     Prior to July 2011, we maintained a $1.75 billion unsecured, revolving credit agreement (the “Credit Agreement”) with JPMorgan Chase Bank, N.A., as administrative agent. The Credit Agreement had a scheduled maturity date of October 15, 2013, and could be used for a combination of borrowings, support for our commercial paper program and issuances of letters of credit. The Credit Agreement required that we maintain a debt-to-capitalization ratio of less than 60%.
     On July 13, 2011, we amended the Credit Agreement to increase the facility size from $1.75 billion to $2.25 billion and extend the scheduled maturity date to July 13, 2016. The amendment also decreased interest rate margins under the facility. The Credit Agreement, as amended, remains available to support our commercial paper program and issuances of letters of credit. At September 30, 2011, we had $210 million in revolver borrowings outstanding with a weighted average interest rate of 1% per annum. The amended Credit Agreement did not change the required debt-to-capitalization ratio. We were in compliance with these covenants at September 30, 2011. There were $63 million in outstanding letters of credit under this facility at September 30, 2011.
     We have a $1.5 billion commercial paper program under which we may from time to time issue short-term unsecured notes. The commercial paper program is supported by our revolving credit facility. The weighted average interest rate related to outstanding commercial paper issuances at September 30, 2011 was 1% per annum.
     We have short-term borrowings with various domestic and international institutions pursuant to uncommitted facilities. At September 30, 2011, we had $12 million in short-term borrowings under these arrangements with a weighted average interest rate of 5% per annum.
     The current portion of long-term debt at September 30, 2011 includes $183 million for our senior notes due November 2011, $273 million for our senior notes due June 2012 and other long-term debt totaling $39 million.
6. Financial Instruments
     Financial Instruments Measured and Recognized at Fair Value
     We estimate fair value at a price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants in the principal market for the asset or liability. Our valuation techniques require inputs that we categorize using a three level hierarchy, from highest to lowest level of observable inputs. Level 1 inputs are unadjusted quoted prices in active markets for identical assets or liabilities. Level 2 inputs are quoted prices or other market data for similar assets and liabilities in active markets or inputs that are observable for the asset or liability, either directly or indirectly through market corroboration, for substantially the full term of the financial instrument. Level 3 inputs are unobservable inputs based upon our own judgment and assumptions used to measure assets and liabilities at fair value. Classification of a financial asset or liability within the hierarchy is

WEATHERFORD INTERNATIONAL LTD. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
determined based on the lowest level of input that is significant to the fair value measurement. Other than disclosed below under derivative instruments, we had no assets or liabilities measured and recognized at fair value on a recurring basis at September 30, 2011 and December 31, 2010.
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
     The fair value and carrying value of our long-term debt and current portion of long-term debt were as follows:

	September 30,	December 31,
	2011	2010
	(In thousands)
Fair value	$7,392,647	$7,329,299
Carrying value	6,760,708	6,747,389
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
     Fair Value Hedges
     We may use interest rate swaps to help mitigate exposures related to changes in the fair values of the hedged debt. Amounts paid or received upon termination of interest rate swaps accounted for as fair value hedges represent the fair value of the agreements at the time of termination and are recorded as an adjustment to the carrying value of the related debt. These amounts are amortized as a reduction, in the case of gains, or as an increase, in the case of losses, of interest expense over the remaining term of the debt. As of September 30, 2011, we had net unamortized gains of $48 million associated with interest rate swap terminations.
     In July 2011, we entered into interest rate swap agreements to pay a variable interest rate and receive a fixed interest rate with an aggregate notional amount of $300 million. These swaps were designated as fair value hedges of our 6.35% Senior Notes. These agreements are determined to be highly effective and the effects of any ineffectiveness were not material to the Condensed Consolidated Statements of Income as the changes in the fair values of the interest rate swaps offset changes in the fair value of the underlying debt. The aggregate fair value of the interest rate swaps at

WEATHERFORD INTERNATIONAL LTD. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
September 30, 2011 resulted in an asset of $13 million with a corresponding increase to Long-term Debt on the accompanying Condensed Consolidated Balance Sheets.
     Cash Flow Hedges
     In 2008, we entered into interest rate derivative instruments to hedge projected exposures to interest rates in anticipation of a debt offering. Those hedges were terminated at the time of the issuance of the debt, and the loss on these hedges is amortized from Accumulated Other Comprehensive Income to interest expense over the remaining term of the debt. As of September 30, 2011, we had net unamortized losses of $12 million associated with our cash flow hedge terminations.
     In August 2011, we entered into interest rate derivative instruments for a notional amount of $294 million to hedge projected exposures to interest rates in anticipation of a refinancing transaction. The aggregate fair value of these interest rate derivatives at September 30, 2011 resulted in the recognition of a current liability of $14 million, with a corresponding unrealized loss recognized in Accumulated Other Comprehensive Income. Ineffectiveness related to these cash flow hedges during the three month period ended September 30, 2011 was not material.
     Other Derivative Instruments
     As of September 30, 2011, we had foreign currency forward contracts with notional amounts aggregating to $551 million, which were entered into to hedge exposure to currency fluctuations in various foreign currencies. The total estimated fair value of these contracts at September 30, 2011, resulted in a net asset of approximately $58 million. These derivative instruments were not designated as hedges and the changes in fair value of the contracts are recorded in Other, Net in the accompanying Condensed Consolidated Statements of Income.
     We have cross-currency swaps between the U.S. dollar and Canadian dollar to hedge certain exposures to the Canadian dollar. At September 30, 2011, we had notional amounts outstanding of $168 million. The total estimated fair value of these contracts at September 30, 2011, resulted in a liability of $30 million. These derivative instruments were not designated as hedges and the changes in fair value of the contracts are recorded in Other, Net in the accompanying Condensed Consolidated Statements of Income.
     The fair values of outstanding derivative instruments are summarized as follows:

	September 30,	December 31,
	2011	2010	Classifications
	(In thousands)
Derivative assets not designated as hedges:
Foreign exchange contracts	$72,388	$8,155	Other Current Assets

Derivative liabilities not designated as hedges:
Foreign exchange contracts	14,007	21,664	Other Current Liabilities
Cross-currency swap contracts	29,748	34,783	Other Liabilities

Derivative assets designated as hedges:
Interest rate swaps	12,555	—	Other Assets

Derivative liabilities designated as hedges:
Interest rate locks	13,637	—	Other Current Liabilities
     During the nine months ended September 30, 2011 and 2010, we recognized foreign currency losses of $54 million and $25 million, respectively.

WEATHERFORD INTERNATIONAL LTD. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
8. Income Taxes
     For the three and nine months ended September 30, 2011, we had a tax provision of $82 million and $147 million on income before taxes of $275 million and $517 million, respectively. Our tax provision for the three months ended September 30, 2011 includes discrete tax benefits of $29 million which lowered our effective tax rate for the period to 29.8%. Our tax provision for the nine months ended September 30, 2011 includes discrete tax benefits of $58 million which lowered our year-to-date effective tax rate to 28.5%. Included in the discrete tax benefits for the three and nine-months ended September 30, 2011 are $16 million and $11 million, respectively, of income tax benefits related to prior periods. The impact of these amounts is not material to any individual prior period.
     For the nine months ended September 30, 2011, the balance of unrecognized tax benefits decreased by $6 million and the balance of accrued interest and penalties decreased by $7 million.
     For the three months ended September 30, 2010, we had a tax provision of $54 million on income before taxes of $153 million. Our income before taxes for the three months ended September 30, 2010, includes a $90 million gain on the fair value adjustment to the put option issued in connection with the OFS acquisition for which no tax expense was recorded. For the nine months ended September 30, 2010, we had a provision of $97 million on income before taxes of $87 million that includes curtailment expense on our SERP for which no related tax benefit was recorded. Our tax provision for the nine months ended September 30, 2010, includes minimum tax in Mexico and the tax impact of changes in our geographic earnings mix, both of which were partially offset by a tax benefit related to the devaluation of the Venezuelan bolivar.
9. Shareholders’ Equity
     The following summarizes our shareholders’ equity activity for the nine months ended September 30, 2011 and 2010:

			Noncontrolling
	Total	Company	Interests in
	Shareholders’	Shareholders’	Consolidated
	Equity	Equity	Subsidiaries
		(In thousands)
Balance at December 31, 2010	$9,464,847	$9,400,931	$63,916
Comprehensive Income:
Net Income	369,716	359,659	10,057
Amortization of Pension Components	1,515	1,515	—
Foreign Currency Translation Adjustments	(59,619)	(59,619)	—
Other	(13,154)	(13,154)	—

Comprehensive Income	298,458	288,401	10,057
Transactions with Shareholders	191,221	191,221	—
Dividends Paid to Noncontrolling Interests	(21,631)	—	(21,631)
Other	(36,322)	(8,232)	(28,090)

Balance September 30, 2011	$9,896,573	$9,872,321	$24,252

WEATHERFORD INTERNATIONAL LTD. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

			Noncontrolling
	Total	Company	Interests in
	Shareholders’	Shareholders’	Consolidated
	Equity	Equity	Subsidiaries
		(In thousands)
Balance at December 31, 2009	$9,438,373	$9,359,341	$79,032
Comprehensive Income:
Net Income (Loss)	(9,957)	(21,594)	11,637
Curtailment of Supplemental Executive Retirement Plan	35,111	35,111	—
Amortization of Pension Components	1,819	1,819	—
Foreign Currency Translation Adjustments	(9,017)	(9,017)	—
Other	468	468	—

Comprehensive Income (Loss)	18,424	6,787	11,637
Transactions with Shareholders	90,611	90,611	—
Dividends Paid to Noncontrolling Interests	(21,378)	—	(21,378)
Other	297	—	297

Balance at September 30, 2010	$9,526,327	$9,456,739	$69,588

     At December 31, 2010, warrants were outstanding to purchase up to 12.9 million of our shares at a price of $15.00 per share. On March 4, 2011, 4.3 million of these warrants were exercised through net share settlement resulting in the issuance of 1.7 million shares. At September 30, 2011, 8.6 million warrants remain outstanding and are exercisable until February 28, 2012. These warrants are subject to adjustment for changes in our capital structure or the issuance of dividends. Future settlements may occur through physical delivery, net share settlement, net cash settlement or a combination of those methods. The net cash settlement option is available at our sole discretion.
     During the three month period ended September 30, 2011, we deconsolidated three joint ventures that should have been deconsolidated as of January 1, 2010 in accordance with the variable interest entity accounting guidance that became effective in 2010. We recognized equity investments totaling $43 million and derecognized the associated noncontrolling interests totaling $29 million. The consolidation of these joint ventures in prior periods and deconsolidation in the current period did not have a material impact on our statement of financial position or our results of operations for the current or prior periods.
10. Earnings Per Share
     Basic earnings per share for all periods presented equals net income divided by the weighted average number of our shares outstanding during the period. Diluted earnings per share is computed by dividing net income by the weighted average number of our shares outstanding during the period, adjusted for the dilutive effect of our stock options, restricted shares, performance units and our outstanding warrants. Our diluted earnings per share calculation excludes three million and two million potential shares for the three and nine months ended September 30, 2011, respectively, and three million potential shares for the three and nine months ended September 30, 2010, due to their anti-dilutive effect. Our diluted earnings per share calculation for the nine months ended September 30, 2010 also excludes six million potential shares that would have been included if we had net income for that period, but are excluded as we had a net loss and their inclusion would have been anti-dilutive.

WEATHERFORD INTERNATIONAL LTD. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
     The following reconciles basic and diluted weighted average shares outstanding:

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
	2011	2010	2011	2010
		(In thousands)
Basic weighted average shares outstanding	753,896	745,502	750,634	742,192
Dilutive effect of:
Warrants	1,107	553	2,368	—
Stock options and restricted shares	4,943	5,339	5,489	—

Diluted weighted average shares outstanding	759,946	751,394	758,491	742,192

11. Share-Based Compensation
     We recognized the following employee share-based compensation expense during the three and nine months ended September 30, 2011 and 2010:

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
	2011	2010	2011	2010
		(In thousands)
Share-based compensation	$17,915	$25,298	$65,848	$75,167
Related tax benefit	6,270	8,854	23,047	26,308
     During the nine months ended September 30, 2011, we issued approximately one million performance units, which will vest assuming continued employment and assuming the Company meets certain market-based performance goals. The performance units have a weighted average grant date fair value of $28.75 per share based on the Monte Carlo simulation method. As of September 30, 2011, there was $21 million of unrecognized compensation related to our performance units. This cost is expected to be recognized over a weighted average period of two years.
     During the nine months ended September 30, 2011, we also granted three million restricted share awards at a weighted average grant date fair value of $23.14 per share. As of September 30, 2011, there was $111 million of unrecognized compensation cost related to our unvested restricted share grants. This cost is expected to be recognized over a weighted average period of less than two years.

WEATHERFORD INTERNATIONAL LTD. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
12. Retirement and Employee Benefit Plans
     We have defined benefit pension and other post retirement benefit plans covering certain employees. The components of net periodic benefit cost for the three and nine months ended September 30, 2011 and 2010 were as follows:

	Three Months Ended September 30,
	2011		2010
	United States	Non-U.S.	United States	Non-U.S.
		(In thousands)
Service cost	$8	$1,719	$—	$1,450
Interest cost	755	2,155	765	1,797
Expected return on plan assets	(147)	(1,267)	(149)	(1,172)
Amortization of prior service cost (credit)	22	(15)	—	(14)
Amortization of loss	184	234	225	41
Curtailment/settlement loss	—	—	—	—

Net periodic benefit cost	$822	$2,826	$841	$2,102

	Nine Months Ended September 30,
	2011		2010
	United States	Non-U.S.	United States	Non-U.S.
		(In thousands)
Service cost	$24	$5,103	$978	$4,415
Interest cost	2,265	6,423	3,921	5,373
Expected return on plan assets	(441)	(3,792)	(447)	(3,514)
Amortization of prior service cost (credit)	66	(45)	1,534	(40)
Amortization of loss	552	698	1,139	122
Curtailment/settlement loss (a)	—	—	35,453	—

Net periodic benefit cost	$2,466	$8,387	$42,578	$6,356

(a)	Our SERP was amended effective March 31, 2010 to freeze the benefits under the plan, resulting in a net curtailment loss.
As of September 30, 2011, we have contributed approximately $8 million to our pension and other post retirement benefit plans and currently anticipate total contributions for 2011 to approximate $11 million.

WEATHERFORD INTERNATIONAL LTD. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
13. Segment Information
     Financial information by segment is summarized below. Revenues are attributable to countries based on the ultimate destination of the sale of products or performance of services.

	Three Months Ended September 30, 2011
	Net	Income	Depreciation
	Operating	from	and
	Revenues	Operations	Amortization
		(In thousands)
North America	$1,619,601	$352,163	$90,994
Middle East/North Africa/Asia	572,707	15,341	83,441
Europe/West Africa/FSU	588,572	86,595	58,782
Latin America	591,770	70,878	50,577

	3,372,650	524,977	283,794
Corporate and Research and Development	—	(100,869)	4,656
Other (a)	—	(8,402)	—

Total	$3,372,650	$415,706	$288,450

	Three Months Ended September 30, 2010
	Net	Income	Depreciation
	Operating	from	and
	Revenues	Operations	Amortization
		(In thousands)
North America	$1,096,963	$199,029	$81,843
Middle East/North Africa/Asia	601,215	65,718	75,968
Europe/West Africa/FSU	496,113	63,236	56,960
Latin America (b)	335,461	(35,182)	46,527

	2,529,752	292,801	261,298
Corporate and Research and Development	—	(96,364)	5,911
Revaluation of Contingent Consideration	—	90,011	—
Other (c)	—	(11,024)	—

Total	$2,529,752	$275,424	$267,209

(a)	The three months ended September 30, 2011 includes $7 million for severance and exit costs and $1 million for legal, professional and related fees incurred in connection with our on-going investigations.

(b)	The three months ended September 30, 2010 includes $76 million for revisions to our profitability estimates on our project management contracts in Mexico, as the client requested a slowdown in drilling activity to near zero while they re-evaluated the pace of drilling and capital expenditures in 2010.

(c)	The three months ended September 30, 2010 includes $8 million for severance and exit costs and $3 million for legal, professional and related fees incurred in connection with our on-going investigations.

WEATHERFORD INTERNATIONAL LTD. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

	Nine Months Ended September 30, 2011
	Net	Income	Depreciation
	Operating	from	and
	Revenues	Operations	Amortization
		(In thousands)
North America	$4,324,318	$879,473	$266,793
Middle East/North Africa/Asia	1,765,609	60,109	247,369
Europe/West Africa/FSU	1,691,453	216,610	173,072
Latin America (d)	1,499,270	143,050	145,687

	9,280,650	1,299,242	832,921
Corporate and Research and Development	—	(326,506)	14,752
Other (e)	—	(47,927)	—

Total	$9,280,650	$924,809	$847,673

	Nine Months Ended September 30, 2010
	Net	Income	Depreciation
	Operating	from	and
	Revenues	Operations	Amortization
		(In thousands)
North America	$2,903,238	$434,462	$243,543
Middle East/North Africa/Asia	1,765,873	215,425	223,397
Europe/West Africa/FSU	1,456,049	176,900	158,602
Latin America (f)	1,172,822	32,883	133,759

	7,297,982	859,670	759,301
Corporate and Research and Development	—	(286,479)	16,183
Revaluation of Contingent Consideration	—	(2,752)	—
Other (g)	—	(82,365)	—

Total	$7,297,982	$488,074	$775,484

(d)	The nine months ended September 30, 2011 was negatively impacted by a $16 million charge due to an equity tax enacted in Colombia during the first quarter of 2011.

(e)	The nine months ended September 30, 2011 includes $34 million for severance and exit costs, $9 million in connection with the termination of a corporate consulting contract and $5 million for legal, professional and related fees incurred in connection with our on-going investigations.

(f)	The nine months ended September 30, 2010 includes a $76 million charge for revisions to our profitability estimates on our project management contracts in Mexico.

(g)	The nine months ended September 30, 2010 includes a $38 million charge related to our SERP, which was frozen on March 31, 2010, $44 million for severance and exit costs and $5 million for legal, professional and related fees incurred in connection with on-going investigations. These changes were offset by a $5 million benefit related to the reversal of prior cost accruals for our exit from certain sanctioned countries.

WEATHERFORD INTERNATIONAL LTD. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
     Total assets at September 30, 2011 and December 31, 2010 by reporting segments were as follows:

	September 30,	December 31,
	2011	2010
	(In thousands)
North America	$7,542,233	$6,569,694
Middle East/North Africa/Asia	5,131,820	4,921,588
Europe/West Africa/FSU	3,799,154	3,626,904
Latin America	3,370,814	2,728,061

	19,844,021	17,846,247

Corporate	823,255	1,285,407

Total	$20,667,276	$19,131,654

     In early 2011, our operations in Tunisia, Egypt, and Libya and to a lesser extent Yemen and Bahrain were disrupted by political revolutions and uprisings in these countries. Civil war in Libya and lesser political disturbances elsewhere in the Middle East and North Africa are ongoing. We do not expect our operations in Libya to resume in 2011. At September 30, 2011, we had in Libya inventory, property, plant and equipment with a carrying value of approximately $134 million, as well as cash, accounts receivable, prepaid expenses and other assets totaling approximately $79 million, including approximately $57 million of accounts receivable that currently are subject to sanctions recently imposed by western governments. In Libya, we determined the safest course of action was to evacuate most of our personnel. In cases where we must evacuate personnel, it may be difficult, if not impossible, for us to safeguard and recover all of our operating assets, and our ability to do so will depend on the local turn of events. In these areas we also may not be able to perform the work we are contracted to perform, which could lead to forfeiture of performance bonds. We currently have outstanding approximately $18 million of performance bonds related to contracts in Libya. Our personnel in Libya have been able to verify the existence of our significant tangible assets and as a result we are aware of no material losses. However, subject to security and logistical concerns, we expect to complete a full examination of our Libya assets before the end of 2011.
14. Disputes, Litigation and Contingencies
     U.S. Government and Internal Investigations
     We are currently involved in government and internal investigations involving various areas of our operations.
     Until 2003, we participated in the United Nations oil-for-food program governing sales of goods and services into Iraq. The U.S. Department of Justice (“DOJ”) and the SEC have undertaken investigations of our participation in the oil-for-food program and have subpoenaed certain documents in connection with these investigations. We have cooperated fully with these investigations. We have retained legal counsel, reporting to our audit committee, to investigate this matter. We are in negotiations with the government agencies to resolve these matters, but we cannot yet anticipate the timing, outcome or possible impact of the ultimate resolution of the investigations, financial or otherwise.
     The U.S. Department of Commerce, Bureau of Industry & Security, Office of Foreign Assets Control (“OFAC”), DOJ and SEC have undertaken investigations of allegations of improper sales of products and services by the Company and its subsidiaries in certain sanctioned countries. We have cooperated fully with this investigation. We have retained legal counsel, reporting directly to our audit committee, to investigate these matters. We are in negotiations with the government agencies to resolve these matters, but we cannot yet anticipate the timing, outcome or possible impact of the ultimate resolution of the investigation, financial or otherwise.

WEATHERFORD INTERNATIONAL LTD. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
     In light of these investigations, the U.S. and foreign policy environment and the inherent uncertainties surrounding these countries, we decided in September 2007 to direct our foreign subsidiaries to discontinue doing business in countries that are subject to comprehensive U.S. economic and trade sanctions, specifically Cuba, Iran, and Sudan, as well as Syria. Effective September 2007, we ceased entering into any new contracts in these countries and began an orderly discontinuation and winding down of our existing business in these sanctioned countries. Effective March 31, 2008, we substantially completed our winding down of business in these countries. We can complete the withdrawal process only pursuant to licenses issued by OFAC. Our remaining activities in Iran, Sudan and Syria include ongoing withdrawal activities such as attempts to collect accounts receivable, attempts to settle tax liabilities or legal claims and attempts to recover or liquidate assets, including equipment and funds. Certain of our subsidiaries continue to conduct business in countries such as Myanmar that are subject to more limited U.S. trading sanctions.
     The DOJ and SEC are investigating our compliance with the Foreign Corrupt Practices Act (“FCPA”) and other laws worldwide. We have retained legal counsel, reporting to our audit committee, to investigate these matters and to cooperate fully with the DOJ and SEC. As part of our investigations, we have uncovered potential violations of U.S. law in connection with activities in several jurisdictions. We are in negotiations with the government agencies to resolve these matters, but we cannot yet anticipate the timing, outcome or possible impact of the ultimate resolution of the investigations, financial or otherwise.
     The DOJ, SEC and other agencies and authorities have a broad range of civil and criminal penalties they may seek to impose against corporations and individuals for violations of trade sanctions laws, the FCPA and other federal statutes including, but not limited to, injunctive relief, disgorgement, fines, penalties and modifications to business practices and compliance programs. In recent years, these agencies and authorities have entered into agreements with, and obtained a range of penalties against, several corporations and individuals in similar investigations, under which civil and criminal penalties were imposed, including in some cases fines and other penalties and sanctions in the tens and hundreds of millions of dollars. These agencies are seeking to impose penalties against us for past conduct, but the ultimate amount of any penalties we may pay currently cannot be reasonably estimated. Under trade sanctions laws, the DOJ may also seek to impose modifications to business practices, including immediate cessation of all business activities in specific countries or other limitations that decrease our business, and modifications to compliance programs, which may increase compliance costs. Any injunctive relief, disgorgement, fines, penalties, sanctions or imposed modifications to business practices resulting from these investigations could adversely affect our results of operations and the cost of our investigations have been significant. In addition, our historical activities in sanctioned countries, such as Sudan and Iran, could result in certain investors, such as government-sponsored pension funds, divesting or not investing in our shares. Based on available information, we cannot predict what, if any, actions the DOJ, SEC or other authorities will take in our situation or the effect any such actions will have on our consolidated financial position or results of operations. To the extent we violated trade sanctions laws, the FCPA, or other laws or regulations, fines and other penalties may be imposed. Because these matters are now pending before the indicated agencies, and we currently cannot reasonably estimate the ultimate amount of any penalties we may pay, there can be no assurance that actual fines or penalties, if any, will not have a material adverse effect on our business, financial condition, liquidity or results of operations.
     Through September 30, 2011, we have incurred $49 million for costs in connection with our exit from sanctioned countries and incurred $118 million for legal, professional and related fees in connection with complying with and conducting these on-going investigations.
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
     We were not designated as a “Responsible Party,” as that term is defined by OPA. Therefore, we were not charged with responsibility for cleaning up the oil released from the Macondo well or handling any claims. The Responsible Party may make a claim for contribution against any other party it alleges contributed to the oil spill. Since we have not been named a Responsible Party, we have sought to be dismissed from any and all OPA-related claims.
     In June 2011, we reached an agreement with BP wherein BP agreed to indemnify us for the vast majority of our potential exposure related to the Macondo incident, including OPA claims. Pursuant to this agreement, we agreed to pay BP $75 million, an amount covered by our insurance policies.
     We might be held liable in one or more of the civil actions brought as a result of the aforementioned deaths, personal injuries, property and/or environmental damage. The cause of the Macondo incident remains under investigation and has yet to be determined. We believe our exposure, to the extent it is not covered by the agreement with BP, is within the limits of our remaining insurance coverage. We have a self-insured retention of $2 million. Above that amount, we have aggregate liability insurance coverage with limits of $303 million for the time period covered by the Macondo incident. With regard to the Macondo incident, $228 million of that coverage remains extant following the agreement with BP. However, given the complexity of the litigation surrounding these matters, it is reasonably possible that we could be adjudged to be liable in an amount in excess of our policy limits.
     The litigation surrounding these matters is complex and likely to continue for some time, and the potential damages claimed are significant. We cannot predict the ultimate outcome of these claims.
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
     Additionally, we are aware of various disputes and potential claims and are a party in various litigation involving claims against us, some of which are covered by insurance. For claims, disputes and pending litigation in which we believe a negative outcome is probable and a loss or range of loss can be reasonably estimated, we have recorded a liability for the expected loss. These liabilities are immaterial to our financial condition and results of operations. In addition we have certain claims, disputes and pending litigation in which we do not believe a negative outcome is probable. If one or more negative outcomes were to occur, the impact to our financial condition could be as high as $80 million.
15. New Accounting Pronouncements
     In January 2011, we adopted an update to existing guidance on revenue recognition for arrangements with multiple deliverables. This update requires companies to allocate consideration for qualified separate deliverables using estimated selling price for both delivered and undelivered items when vendor-specific objective evidence or third-party evidence is unavailable. It also requires additional disclosures on the nature of multiple element arrangements, the types of deliverables under the arrangements, the general timing of their delivery and significant factors and estimates used to determine estimated selling prices. The adoption of this update did not have a material impact on our condensed consolidated financial statements or existing revenue recognition policies.
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
     In September 2011, the FASB issued an accounting update that gives companies the option to make a qualitative evaluation about the likelihood of goodwill impairment. Companies will be required to perform the two-step impairment test only if it concludes that the fair value of a reporting unit is more likely than not less than its carrying value. The accounting update is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011, with early adoption permitted. We do not intend to early adopt this guidance and do not believe our adoption of the new guidance will have a material impact on our consolidated financial position, results of operations or cash flows.
     In September 2011, the FASB issued an accounting update that requires additional qualitative and quantitative disclosures by employers that participate in multi-employer pension plans. The amendments are effective for annual

WEATHERFORD INTERNATIONAL LTD. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
periods for the fiscal years ending after December 15, 2011. We do not believe our adoption of the new guidance will have a material impact on our consolidated financial position, results of operations or cash flows.
16. Condensed Consolidating Financial Statements
     A Swiss corporation named Weatherford International Ltd. (“Weatherford Switzerland”) is the ultimate parent of the Weatherford group. Weatherford Switzerland guarantees the obligations of Weatherford International Ltd. incorporated in Bermuda (“Weatherford Bermuda”) and Weatherford International, Inc. incorporated in Delaware (“Weatherford Delaware”) noted below.
     The following obligations of Weatherford Delaware were guaranteed by Weatherford Bermuda at September 30, 2011 and December 31, 2010: (i) the 6.625% Senior Notes, (ii) the 5.95% Senior Notes, (iii) the 6.35% Senior Notes and (iv) the 6.80% Senior Notes.
     The following obligations of Weatherford Bermuda were guaranteed by Weatherford Delaware at September 30, 2011 and December 31, 2010: (i) the revolving credit facility, (ii) the 4.95% Senior Notes, (iii) the 5.50% Senior Notes, (iv) the 6.50% Senior Notes, (v) the 5.15% Senior Notes, (vi) the 6.00% Senior Notes, (vii) the 7.00% Senior Notes, (viii) the 9.625% Senior Notes, (ix) the 9.875% Senior Notes, (x) the 5.125% Senior Notes and (xi) the 6.75% Senior Notes.
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

WEATHERFORD INTERNATIONAL LTD. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
Condensed Consolidating Balance Sheet
September 30, 2011
(unaudited)
(In thousands)

	Weatherford	Weatherford	Weatherford	Other
	Switzerland	Bermuda	Delaware	Subsidiaries	Eliminations	Consolidation
ASSETS

Current Assets:
Cash and Cash Equivalents	$217	$167	$139	$273,039	$—	$273,562
Other Current Assets	2,817	73,102	111,322	7,133,745	—	7,320,986

Total Current Assets	3,034	73,269	111,461	7,406,784	—	7,594,548

Equity Investments in Affiliates	9,659,950	16,229,434	6,723,519	10,399,429	(43,012,332)	—
Shares Held in Weatherford Switzerland	—	—	84,107	401,139	(485,246)	—
Intercompany Receivables, Net	—	1,396,542	399,026	—	(1,795,568)	—
Other Assets	21,063	38,055	167,534	12,846,076	—	13,072,728

Total Assets	$9,684,047	$17,737,300	$7,485,647	$31,053,428	$(45,293,146)	$20,667,276

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current Liabilities:
Short-term Borrowings and Current Portion of Long-term Debt	$—	$851,123	$476,112	$22,389	$—	$1,349,624
Accounts Payable and Other Current Liabilities	12,602	59,411	128,895	2,487,623	—	2,688,531

Total Current Liabilities	12,602	910,534	605,007	2,510,012	—	4,038,155

Long-term Debt	—	5,165,036	1,050,437	50,717	—	6,266,190
Intercompany Payables, Net	310,051	—	—	1,485,517	(1,795,568)	—
Other Long-term Liabilities	—	79,965	8,365	378,028	—	466,358

Total Liabilities	322,653	6,155,535	1,663,809	4,424,274	(1,795,568)	10,770,703

Weatherford Shareholders’ Equity	9,361,394	11,581,765	5,821,838	26,604,902	(43,497,578)	9,872,321
Noncontrolling Interests	—	—	—	24,252	—	24,252

Total Liabilities and Shareholders’ Equity	$9,684,047	$17,737,300	$7,485,647	$31,053,428	$(45,293,146)	$20,667,276

WEATHERFORD INTERNATIONAL LTD. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
Condensed Consolidating Balance Sheet
December 31, 2010
(In thousands)

	Weatherford	Weatherford	Weatherford	Other
	Switzerland	Bermuda	Delaware	Subsidiaries	Eliminations	Consolidation
ASSETS

Current Assets:
Cash and Cash Equivalents	$124	$113,443	$11,433	$290,772	$—	$415,772
Other Current Assets	10,018	9,107	85,342	5,971,828	—	6,076,295

Total Current Assets	10,142	122,550	96,775	6,262,600	—	6,492,067

Equity Investments in Affiliates	9,143,623	15,901,543	5,656,040	11,941,645	(42,642,851)	—
Shares Held in Weatherford Switzerland	—	—	94,105	468,801	(562,906)	—
Intercompany Receivables, Net	—	2,233,910	420,066	—	(2,653,976)	—
Other Assets	8,124	39,318	294,821	12,297,324	—	12,639,587

Total Assets	$9,161,889	$18,297,321	$6,561,807	$30,970,370	$(45,859,733)	$19,131,654

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current Liabilities:
Short-term Borrowings and Current Portion of Long-Term Debt	$—	$7,887	$201,676	$25,829	$—	$235,392
Accounts Payable and Other Current Liabilities	21,657	133,850	114,023	2,078,057	—	2,347,587

Total Current Liabilities	21,657	141,737	315,699	2,103,886	—	2,582,979

Long-term Debt	—	5,170,323	1,324,743	34,932	—	6,529,998
Intercompany Payables, Net	226,167	—	—	2,427,809	(2,653,976)	—
Other Long-term Liabilities	5,924	77,049	2,115	468,742	—	553,830

Total Liabilities	253,748	5,389,109	1,642,557	5,035,369	(2,653,976)	9,666,807

Weatherford Shareholders’ Equity	8,908,141	12,908,212	4,919,250	25,871,085	(43,205,757)	9,400,931
Noncontrolling Interests	—	—	—	63,916	—	63,916

Total Liabilities and Shareholders’ Equity	$9,161,889	$18,297,321	$6,561,807	$30,970,370	$(45,859,733)	$19,131,654

WEATHERFORD INTERNATIONAL LTD. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
Condensed Consolidating Statements of Income
Three Months Ended September 30, 2011
(unaudited)
(In thousands)

	Weatherford	Weatherford	Weatherford	Other
	Switzerland	Bermuda	Delaware	Subsidiaries	Eliminations	Consolidation
Revenues	$—	$—	$—	$3,372,650	$—	$3,372,650
Costs and Expenses	(7,869)	(748)	(986)	(2,947,341)	—	(2,956,944)

Operating Income (Loss)	(7,869)	(748)	(986)	425,309	—	415,706

Other Income (Expense):
Interest Income (Expense), Net	—	(89,316)	(22,485)	(2,647)	—	(114,448)
Intercompany Charges, Net	(9,605)	410,631	(42,292)	(358,734)	—	—
Equity in Subsidiary Income (Loss)	207,935	(194,936)	431,014	—	(444,013)	—
Other, Net	(101)	68,516	(517)	(94,159)	—	(26,261)

Income (Loss) Before Income Taxes	190,360	194,147	364,734	(30,231)	(444,013)	274,997
(Provision) Benefit for Income Taxes	—	56	60,072	(141,984)	—	(81,856)

Net Income (Loss)	190,360	194,203	424,806	(172,215)	(444,013)	193,141
Noncontrolling Interests	—	—	—	(2,781)	—	(2,781)

Net Income (Loss) Attributable to Weatherford	$190,360	$194,203	$424,806	$(174,996)	$(444,013)	$190,360

Condensed Consolidating Statements of Income
Three Months Ended September 30, 2010
(unaudited)
(In thousands)

	Weatherford	Weatherford	Weatherford	Other
	Switzerland	Bermuda	Delaware	Subsidiaries	Eliminations	Consolidation
Revenues	$—	$—	$—	$2,529,752	$—	$2,529,752
Costs and Expenses	52,507	(724)	(716)	(2,305,395)	—	(2,254,328)

Operating Income (Loss)	52,507	(724)	(716)	224,357	—	275,424

Other Income (Expense):
Interest Income (Expense), Net	(35)	(68,428)	(30,431)	(424)	—	(99,318)
Bond Tender Premium	—	—	(10,731)	—	—	(10,731)
Devaluation of Venezuelan Bolivar	—	—	—	—	—	—
Intercompany Charges, Net	(10,604)	542	(44,386)	54,448	—	—
Equity in Subsidiary Income (Loss)	52,759	71,414	366,072	—	(490,245)	—
Other, Net	26	27,940	(236)	(40,007)	—	(12,277)

Income (Loss) from Before Income Taxes	94,653	30,744	279,572	238,374	(490,245)	153,098
Provision for Income Taxes	—	(4)	37,863	(92,018)	—	(54,159)

Net Income (Loss)	94,653	30,740	317,435	146,356	(490,245)	98,939
Noncontrolling Interests	—	—	—	(4,286)	—	(4,286)

Net Income Attributable to Weatherford	$94,653	$30,740	$317,435	$142,070	$(490,245)	$94,653

WEATHERFORD INTERNATIONAL LTD. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
Condensed Consolidating Statements of Income
Nine Months Ended September 30, 2011
(unaudited)
(In thousands)

	Weatherford	Weatherford	Weatherford	Other
	Switzerland	Bermuda	Delaware	Subsidiaries	Eliminations	Consolidation
Revenues	$—	$—	$—	$9,280,650	$—	$9,280,650
Costs and Expenses	(38,948)	(2,254)	(2,845)	(8,311,794)	—	(8,355,841)

Operating Income (Loss)	(38,948)	(2,254)	(2,845)	968,856	—	924,809

Other Income (Expense):
Interest Income (Expense), Net	—	(263,711)	(69,734)	(7,193)	—	(340,638)
Intercompany Charges, Net	(38,221)	410,512	(45,562)	(326,729)	—	—
Equity in Subsidiary Income (Loss)	437,142	303,271	1,005,530	—	(1,745,943)	—
Other, Net	(314)	(10,203)	(889)	(55,788)	—	(67,194)

Income (Loss) Before Income Taxes	359,659	437,615	886,500	579,146	(1,745,943)	516,977
Provision for Income Taxes	—	56	41,545	(188,862)	—	(147,261)

Net Income (Loss)	359,659	437,671	928,045	390,284	(1,745,943)	369,716
Noncontrolling Interests	—	—	—	(10,057)	—	(10,057)

Net Income (Loss) Attributable to Weatherford	$359,659	$437,671	$928,045	$380,227	$(1,745,943)	$359,659

Condensed Consolidating Statements of Income
Nine Months Ended September 30, 2010
(unaudited)
(In thousands)

	Weatherford	Weatherford	Weatherford	Other
	Switzerland	Bermuda	Delaware	Subsidiaries	Eliminations	Consolidation
Revenues	$—	$—	$—	$7,297,982	$—	$7,297,982
Costs and Expenses	(42,384)	(43,352)	(1,967)	(6,722,205)	—	(6,809,908)

Operating Income (Loss)	(42,384)	(43,352)	(1,967)	575,777	—	488,074

Other Income (Expense):
Interest Income (Expense), Net	(982)	(198,470)	(88,456)	(2,468)	—	(290,376)
Bond Tender Premium	—	—	(10,731)	—	—	(10,731)
Devaluation of Venezuelan Bolivar	—	—	—	(63,859)	—	(63,859)
Intercompany Charges, Net	(21,972)	2,289	(130,257)	149,940	—	—
Equity in Subsidiary Income (Loss)	43,774	65,775	721,199	—	(830,748)	—
Other, Net	(30)	185,191	(646)	(220,196)	—	(35,681)

Income (Loss) Before Income Taxes	(21,594)	11,433	489,142	439,194	(830,748)	87,427
Provision for Income Taxes	—	(4)	72,683	(170,063)	—	(97,384)

Net Income (Loss)	(21,594)	11,429	561,825	269,131	(830,748)	(9,957)
Noncontrolling Interests	—	—	—	(11,637)	—	(11,637)

Net Income (Loss) Attributable to Weatherford	$(21,594)	$11,429	$561,825	$257,494	$(830,748)	$(21,594)

WEATHERFORD INTERNATIONAL LTD. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
Condensed Consolidating Statement of Cash Flows
Nine Months Ended September 30, 2011
(unaudited)
(In thousands)

	Weatherford	Weatherford	Weatherford	Other
	Switzerland	Bermuda	Delaware	Subsidiaries	Eliminations	Consolidation
Cash Flows from Operating Activities:
Net Income (Loss)	$359,659	$437,671	$928,045	$390,284	$(1,745,943)	$369,716
Adjustments to Reconcile Net Income (Loss) to Net Cash Provided (Used) by Operating Activities:
Charges from Weatherford Switzerland or Subsidiary	38,221	(410,512)	45,562	326,729	—	—
Equity in (Earnings) Loss of Affiliates	(437,142)	(303,271)	(1,005,530)	—	1,745,943	—
Deferred Income Tax Benefit	—	—	(41,598)	(37,748)	—	(79,346)
Other Adjustments	3,744	768,958	(3,266)	(821,567)	—	(52,131)

Net Cash Provided (Used) by Operating Activities	(35,518)	492,846	(76,787)	(142,302)	—	238,239

Cash Flows from Investing Activities:
Capital Expenditures for Property, Plant and Equipment	—	—	—	(1,120,325)	—	(1,120,325)
Acquisitions of Businesses, Net of Cash Acquired	(4,421)	—	—	(78,849)	—	(83,270)
Acquisition of Intellectual Property	—	—	—	(7,605)	—	(7,605)
Acquisition of Equity Investments in Unconsolidated Affiliates	—	—	—	(7,273)	—	(7,273)
Proceeds from Sale of Assets and Businesses, Net	—	—	—	24,659	—	24,659
Capital Contribution to Subsidiary	(4,400)	(24,620)	—	—	29,020	—
Other Investing Activities	—	—	—	(15,242)	—	(15,242)

Net Cash Provided (Used) by Investing Activities	(8,821)	(24,620)	—	(1,204,635)	29,020	(1,209,056)

Cash Flows from Financing Activities:
Borrowings (Repayments) Short-term Debt, Net	—	843	1	835,373	—	836,217
Borrowings (Repayments) Long-term Debt, Net	—	—	(13)	(4,885)	—	(4,898)
Borrowings (Repayments) Between Subsidiaries, Net	44,432	(582,345)	67,934	469,979	—	—
Proceeds from Capital Contribution	—	—	—	29,020	(29,020)	—
Other, Net	—	—	(2,429)	—	—	(2,429)

Net Cash Provided (Used) by Financing Activities	44,432	(581,502)	65,493	1,329,487	(29,020)	828,890

Effect of Exchange Rate Changes on Cash and Cash Equivalents	—	—	—	(283)	—	(283)

Net Increase (Decrease) in Cash and Cash Equivalents	93	(113,276)	(11,294)	(17,733)	—	(142,210)
Cash and Cash Equivalents at Beginning of Year	124	113,443	11,433	290,772	—	415,772

Cash and Cash Equivalents at End of Year	$217	$167	$139	$273,039	$—	$273,562

WEATHERFORD INTERNATIONAL LTD. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
Condensed Consolidating Statement of Cash Flows
Nine Months Ended September 30, 2010
(unaudited)
(In thousands)

	Weatherford	Weatherford	Weatherford	Other
	Switzerland	Bermuda	Delaware	Subsidiaries	Eliminations	Consolidation
Cash Flows from Operating Activities:
Net Income (Loss)	$(21,594)	$11,429	$561,825	$269,131	$(830,748)	$(9,957)
Adjustments to Reconcile Net Income (Loss) to Net Cash Provided (Used) by Operating Activities:
Charges from Weatherford Switzerland or Subsidiary	21,972	(2,289)	130,257	(149,940)	—	—
Equity in (Earnings) Loss of Affiliates.	(43,774)	(65,775)	(721,199)	—	830,748	—
Deferred Income Tax Benefit	—	—	(72,687)	(29,415)	—	(102,102)
Other Adjustments	26,713	(145,518)	(5,158)	971,873	—	847,910

Net Cash Provided (Used) by Operating Activities	(16,683)	(202,153)	(106,962)	1,061,649	—	735,851

Cash Flows from Investing Activities:
Acquisitions of Businesses, Net of Cash Acquired	(44,489)	—	—	(13,928)	—	(58,417)
Capital Expenditures for Property, Plant and Equipment	—	—	—	(717,556)	—	(717,556)
Acquisition of Intellectual Property	—	—	—	(20,784)	—	(20,784)
Purchase of Equity Investment in Unconsolidated Affiliate	—	—	—	(1,750)	—	(1,750)
Proceeds from Sale of Assets and Businesses, Net	—	—	—	191,115	—	191,115
Capital Contribution to Subsidiary	—	(873)	(25)	—	898	—
Other Investing Activities	—	41,840	—	—	—	41,840

Net Cash Provided (Used) by Investing Activities	(44,489)	40,967	(25)	(562,903)	898	(565,552)

Cash Flows from Financing Activities:
Borrowings (Repayments) Short-term Debt, Net	—	(343,073)	(735)	(497,250)	—	(841,058)
Borrowings (Repayments) Long-term Debt, Net Debt, Net	—	1,386,010	(169,945)	180,488	—	1,396,553
Borrowings (Repayments) Between Subsidiaries, Net	66,036	(538,745)	566,326	(93,617)	—	—
Proceeds from Capital Contribution	—	—	—	898	(898)	—
Other, Net	—	—	(7,403)	—	—	(7,403)

Net Cash Provided (Used) by Financing Activities	66,036	504,192	388,243	(409,481)	(898)	548,092

Effect of Exchange Rate on Cash and Cash Equivalents	—	—	—	(19,528)	—	(19,528)

Net Increase (Decrease) in Cash and Cash Equivalents	4,864	343,006	281,256	69,737	—	698,863
Cash and Cash Equivalents at Beginning of Year	102	47	421	251,949	—	252,519

Cash and Cash Equivalents at End of Year	$4,966	$343,053	$281,677	$321,686	$—	$951,382

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
     Our Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) begins with an executive level overview, which provides a general description of our company today, a synopsis of industry market trends, insight into management’s perspective of the opportunities and challenges we face and our outlook for the remainder of 2011 and into 2012. Next, we analyze the results of our operations for the three and nine months ended September 30, 2011 and 2010, and the trends in our overall business. Then we review our liquidity and capital resources. We conclude with a discussion of our critical accounting policies and estimates and a summary of recently issued accounting pronouncements. When using phrases such as “Company,” “we,” “us” and “our” the intent is to refer to Weatherford International Ltd.
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
     The following chart sets forth certain statistics that reflect historical market conditions:

			North American Rig	International Rig
	WTI Oil (1)	Henry Hub Gas (2)	Count (3)	Count (3)
September 30, 2011	$87.27	$3.86	2,488	1,174
December 31, 2010	91.38	4.41	2,108	1,118
September 30, 2010	79.97	3.87	1,995	1,120

(1)	Price per barrel as of September 30 and December 31 — Source: Thomson Reuters

(2)	Price per MM/BTU as of September 30 and December 31 — Source: Thomson Reuters

(3)	Average rig count for the applicable month — Source: Baker Hughes Rig Count
     Oil prices fluctuated during the first nine months of 2011, ranging from a high of $113.93 per barrel at the end of April to a low of $79.30 per barrel at mid-August and September. Natural gas prices experienced price fluctuations during the first nine months of 2011 and ranged from a high of $4.87 MM/BTU in early June to a low of $3.78 MM/BTU at the beginning of March. Factors influencing oil and natural gas prices during the period include hydrocarbon inventory levels, realized and expected global economic growth, realized and expected levels of hydrocarbon demand, levels of spare production capacity within the Organization of Petroleum Exporting Countries (“OPEC”), weather and geopolitical uncertainty.
     Outlook
     We believe the long-term outlook for our businesses is favorable. As production decline rates accelerate and reservoir productivity complexities increase, our clients will face growing challenges securing desired rates of production growth. These challenges increase our customers’ requirements for technologies that improve productivity and efficiency and increase demand for our products and services. These phenomena provide us with a positive outlook over the longer term.
     We anticipate our fourth quarter of 2011 revenues will increase approximately 20% from the fourth quarter of 2010, with year-on-year growth stronger in North America than in the international markets.
     We expect North American revenues to continue to improve in the fourth quarter of 2011, primarily driven by continued strengthening in oil shale activity in the U.S. and an increase in Canadian activity, partially offset by declines in natural gas activity in the U.S. We anticipate gradually higher margins in North America for the fourth quarter provided there are no weather-related disruptions and the industry works through the holidays.
     For our international segments we expect low double-digit revenue growth for the full year of 2011. We expect that Latin America growth will be primarily driven by Colombia, Brazil, Argentina and Venezuela. Mexico should be flat to slightly up year-on-year. We anticipate the fourth quarter of 2011 will be stronger than the fourth quarter of 2010. In the Eastern Hemisphere, Middle East/North Africa/Asia is relatively flat in 2011, as improvements in our Asia-Pacific operation and progression in Iraq, Kuwait and Saudi Arabia are offset by political disruption in the region. We do not expect the return of our business in Libya this year. Finally, we expect our operations in Sub-Saharan Africa to show growth in the fourth quarter, while North Sea and Russia are susceptible to seasonal pull back due to winter weather in the fourth quarter of 2011. Overall, we anticipate international margins from operations to improve in the fourth quarter of 2011.
     The level of improvement in our businesses in 2011 and into 2012 will continue to depend heavily on pricing volume increases, our control of costs and our ability to further penetrate existing markets with our younger technologies as well as to successfully introduce these technologies to new markets.
     For 2012, we maintain a positive, if more measured, outlook with respect to increases in North American revenue and profitability above and beyond levels we expect to achieve during the fourth quarter of 2011. Assuming a flat rig count, we expect revenue to increase modestly compared to 2011 exit rates and continued margin expansion. We believe the predominance of oil activity in Canada and the strength of oil-based activity in the United States will more than offset likely declines in natural gas related activity in the North American market. As a result, our artificial lift, production optimization, formation evaluation, open hole completion and wireline product lines should show meaningful growth compared to 2011. However, in our stimulation and chemicals product lines, we anticipate some weakness and a correction due to low barriers to entry and rapid expansion of capacity, a migration from natural gas activity to oil activity and improvements in stimulation efficiency.
     Similar to 2011, Latin America should continue to grow revenue and profitability in 2012 with activity improvements expected in Argentina, Brazil, Colombia, Mexico and Venezuela. In the Eastern Hemisphere, we expect 2012 to be a better year than 2011 with growth in Europe and Russia and stronger activity levels in Algeria, Iraq, Kuwait and Saudi Arabia, as well as Australia and China. In addition, our ability to grow our business aggressively will rely on our demonstration of a high level of operational efficacy for our clients including the efficiency of mobilization related to planned startups. The recruitment, training and retention of personnel will also be a critical factor in growing our businesses. The continued and increasing strength of the industry, including client spending, will be highly dependent on many external factors, such as world economic and political conditions, member-country quota compliance within OPEC and weather conditions, including the factors described under “—Forward-Looking Statements.”

     Results of Operations
     The following charts contain selected financial data comparing our consolidated and segment results from operations for the three and nine months ended September 30, 2011 and 2010:

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
	2011	2010	2011	2010
	(In thousands, except percentages and per share data)
Revenues:
North America	$1,619,601	$1,096,963	$4,324,318	$2,903,238
Middle East/North Africa/Asia	572,707	601,215	1,765,609	1,765,873
Europe/West Africa/FSU	588,572	496,113	1,691,453	1,456,049
Latin America	591,770	335,461	1,499,270	1,172,822

	3,372,650	2,529,752	9,280,650	7,297,982

Operating Income:
North America	352,163	199,029	879,473	434,462
Middle East/North Africa/Asia	15,341	65,718	60,109	215,425
Europe/West Africa/FSU	86,595	63,236	216,610	176,900
Latin America	70,878	(35,182)	143,050	32,883
Research and Development	(58,888)	(54,457)	(185,666)	(156,844)
Corporate	(41,981)	(41,907)	(140,840)	(129,635)
Revaluation of Contingent Consideration	—	90,011	—	(2,752)
Severance, Exit and Other Adjustments	(8,402)	(11,024)	(47,927)	(82,365)

	415,706	275,424	924,809	488,074

Interest Expense, Net	(114,448)	(99,318)	(340,638)	(290,376)

Bond Tender Premium	—	(10,731)	—	(10,731)

Devaluation of Venezuelan Bolivar	—	¯	—	(63,859)

Other, Net	(26,261)	(12,277)	(67,194)	(35,681)

Effective Tax Rate	29.8%	35.4%	28.5%	111.4%

Net Income per Diluted Share	$0.25	$0.13	$0.47	$(0.03)

Depreciation and Amortization	288,450	267,209	847,675	775,484

     Revenues
     The following chart contains consolidated revenues by product line for the three and nine months ended September 30, 2011 and 2010:

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
	2011	2010	2011	2010
Artificial Lift Systems	18%	17%	17%	16%
Stimulation and Chemicals	17	13	17	7
Drilling Services	16	17	16	16
Well Construction	12	15	12	16
Integrated Drilling	10	9	11	11
Completion Systems	8	7	8	12
Drilling Tools	7	8	7	8
Wireline and Evaluation Services	6	6	6	6
Re-entry and Fishing	5	6	5	6
Pipeline and Specialty Services	1	2	1	2

	100%	100%	100%	100%

     Consolidated revenues increased $843 million, or 33%, in the third quarter of 2011 as compared to the third quarter of 2010. This increase outpaced the 16% increase in average rig count over the comparable period. Our revenues in North America increased $523 million, or 48%, in the third quarter of 2011 as compared to the same quarter of the prior year. International revenues increased $320 million, or 22%, in the third quarter of 2011 as compared to the third quarter of 2010. Our stimulation and chemicals, artificial lift systems, and drilling services product lines were the strongest contributors to the increase over the year-ago period.
     For the first nine months of 2011, consolidated revenues increased $1,983 million, or 27%, as compared to the first nine months of 2010. Similar to what was experienced in the third quarter of 2011, the increase in revenues during the first nine months of 2011 compared to the first nine months of 2010 was mostly driven by North America. International revenue increased $562 million, or 13%, when compared to the first nine months of 2010.
     Operating Income
     Consolidated operating income increased $140 million, or 51%, in the third quarter of 2011 as compared to the third quarter of 2010. Our operating segments contributed $232 million of incremental operating income during the current quarter as compared to the same quarter of the prior year. Severance, exit and other adjustments during the third quarter of 2011 decreased by $3 million as compared to the third quarter of 2010. The third quarter of 2010 included an $90 million gain related to the revaluation of contingent consideration associated with our acquisition of the Oilfield Services Division of TNK-BP (“OFS”). The contingent consideration terms were settled in the fourth quarter of 2010. Corporate and research and development expenditures increased by $5 million. The increase in corporate expenses was primarily attributable to higher employee compensation costs and professional fees.
     During the first nine months of 2011, consolidated operating income increased $437 million, or 90%, as compared to the first nine months of 2010. Our operating segments contributed $440 million of this increase. The first nine months of 2010 included a $3 million loss related to the revaluation of contingent consideration associated with our acquisition of OFS.
     Severance, exit and other adjustments during the nine months ended September 30, 2011 includes (i) $34 million for severance and exit costs, (ii) $5 million for legal, professional and related fees incurred in connection with our on-going investigations and (iii) $9 million in connection with the termination of a corporate consulting contract.
     Severance, exit and other adjustments during the nine months ended September 30, 2010 include (i) a $38 million charge related to our Supplemental Executive Retirement Plan (“SERP”), which was frozen on March 31, 2010, (ii) $44 million for severance and facility closure costs and (iii) $5 million for legal, professional and related fees incurred in connection with our on-going investigations. These charges were offset by a $5 million benefit related to the reversal of prior cost accruals for our exit from sanctioned countries.
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
     Interest Expense, Net
     Interest expense, net increased $15 million, or 15%, in the third quarter of 2011 as compared to the same period in 2010 and $50 million, or 17% for the first nine months of 2011, as compared to the same periods of the prior year. The increase in interest expense was primarily the result of replacing our short term debt with higher-rate senior notes through the debt offering and bond tender completed in the second half of 2010.
     Income Taxes
     For the three and nine months ended September 30, 2011, we had a tax provision of $82 million and $147 million on income before taxes of $275 million and $517 million, respectively. Our tax provision for the three months ended September 30, 2011 includes discrete tax benefits of $29 million which lowered our effective tax rate for the period to 29.8%. Our tax provision for the nine months ended September 30, 2011 includes discrete tax benefits of $58 million which lowered our year-to-date effective tax rate to 28.5%. Included in the discrete tax benefits for the three and nine-months ended September 30, 2011 are $16 million and $11 million, respectively, of income tax benefits related to prior periods. The impact of these amounts is not material to any individual prior period.
     For the nine months ended September 30, 2011, the balance of unrecognized tax benefits decreased by $6 million and the balance of accrued interest and penalties decreased by $7 million.
     For the three months ended September 30, 2010, we had a tax provision of $54 million on income before taxes of $153 million. Our income before taxes for the three months ended September 30, 2010 includes a $90 million gain on the fair value adjustment to the put option issued in connection of the OFS acquisition for which no tax expense was recorded. For the nine months ended September 30, 2010, we had a provision of $97 million on income before taxes of $87 million that includes curtailment expense on our SERP for which no related tax benefit was recorded. Our tax provision for the nine months ended September 30, 2010 includes minimum tax in Mexico and the tax impact of changes in our geographic earnings mix, both of which were partially offset by a tax benefit related to the devaluation of the Venezuelan bolivar.
Segment Results
     North America
     North American revenues increased $523 million, or 48%, in the third quarter of 2011 as compared to the third quarter of 2010. This increase outpaced the 21% increase in the average North American rig count over the comparable period. Revenues increased $1,421 million, or 49%, during the first nine months of 2011 as compared to the same period of the prior year, again outpacing the 23% increase in the average North American rig count over the comparable period. Revenues from our stimulation and chemicals, artificial lift and drilling product lines were the strongest contributors to the year-over-year increase.

     Operating income increased $153 million, or 77%, in the third quarter of 2011 as compared to the third quarter of the prior year. For the first nine months of 2011, operating income increased $445 million, or 102%, compared to the same period of the prior year. Operating margins were 22% in the third quarter of 2011 and 18% in the third quarter of 2010. Operating margin improved to 20% for the first nine months of 2011 compared to 15% for the first nine months of 2010. Increases in volume and pricing contributed to the improved margins over the comparable periods of the prior year.
     Middle East/North Africa/Asia
     Middle East/North Africa/Asia revenues decreased $29 million, or 5%, in the third quarter of 2011 as compared to the third quarter of 2010. Revenues were essentially flat during the first nine months of 2011 as compared to the first nine months of 2010.
     Operating income decreased $50 million, or 77%, during the third quarter of 2011 compared to the same quarter of the prior year and decreased $155 million, or 72%, during the first nine months of 2011 compared to the first nine months of 2010. Operating margins were 3% in the third quarter of 2011 and 11% in the third quarter of 2010. On a year-to-date basis, operating margins were 3% for the first nine months of 2011 as compared to 12% for the first nine months of 2010. Political disruptions in the Middle East and North Africa, primarily Libya, were significant drivers of the year-over-year decrease.
     Europe/West Africa/FSU
     Revenues in our Europe/West Africa/FSU segment increased $92 million, or 19%, in the third quarter of 2011 compared to the same quarter of the prior year. On a year-to-date basis, revenues increased $235 million, or 16%, compared to the first nine months of 2010. Our drilling services, stimulation and chemical, well construction and artificial lift product lines were the strongest contributors to the increase in the current quarter as compared to the same period of the prior year.
     Operating income increased $23 million, or 37%, in the third quarter of 2011 compared to the same quarter of the prior year and increased $40 million, or 22%, during the first nine months of 2011 compared to the first nine months of 2010. Operating margins were 15% in the third quarter of 2011 and 13% in the third quarter of 2010. Operating margins were 13% and 12% for the first nine months of 2011 and 2010, respectively.
     Latin America
     Revenues in our Latin America segment increased $256 million, or 76%, in the third quarter of 2011 as compared to the same quarter of the prior year. Revenues increased $326 million, or 28%, during the first nine months of 2011 compared to the same period of the prior year. The increase in revenue was mostly due to improved demand in our artificial lift, drilling services and stimulation and chemicals product lines. Geographically, the increase in revenues was noted in Mexico, Colombia and Venezuela.
     Operating income increased $106 million, or 302%, in the third quarter of 2011 over the comparable period of the prior year and increased $110 million, or 335%, during the first nine months of 2011 as compared to the first nine months of 2010. Operating margins were 10% and 3% for the first nine months of 2011 and 2010, respectively. During the quarter ended September 30, 2010, we incurred a $76 million charge for revisions to our profitability estimates on our project management contracts in Mexico, as the client requested a slowdown in drilling activity to near zero while they re-evaluated the pace of drilling and capital expenditures in the current year.
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

     Committed Borrowing Facilities
     Prior to July 2011, we maintained a $1.75 billion unsecured, revolving credit agreement (the “Credit Agreement”) with JPMorgan Chase Bank, N.A., as administrative agent. The Credit Agreement had a scheduled maturity date of October 15, 2013, and could be used for a combination of borrowings, support for our commercial paper program and issuances of letters of credit. The Credit Agreement required that we maintain a debt-to-capitalization ratio of less than 60%.
     On July 13, 2011, we amended the Credit Agreement to increase the facility size from $1.75 billion to $2.25 billion and extend the scheduled maturity date to July 13, 2016. The amendment also decreased interest rate margins under the facility. The Credit Agreement, as amended, remains available to support our commercial paper program and issuances of letters of credit. Similarly, the Credit Agreement did not change the required debt-to-capitalization ratio. We were in compliance with these covenants at September 30, 2011. There were $63 million in outstanding letters of credit under this facility at September 30, 2011.
     The following is a recap of our availability under our committed borrowing facility at September 30, 2011 (in millions):

Facilities	$2,250

Less:
Amount drawn	210
Commercial paper	633
Letters of credit	63

Availability	$1,344

     Commercial Paper
     We have a $1.5 billion commercial paper program under which we may from time to time issue short-term unsecured notes. The commercial paper program is supported by our revolving credit facility.
     Cash Requirements
     During the remainder of 2011, we anticipate our cash requirements will include interest payments on our outstanding debt, the payment of $183 million of senior notes due in the fourth quarter of 2011, working capital needs, capital expenditures and may include opportunistic business acquisitions. We anticipate funding these requirements from cash generated from operations, availability under our committed borrowing facility, the issuance of commercial paper and the proceeds of disposals of businesses or capital assets that are no longer core to our long-term growth strategy.
     Capital expenditures for 2011 are projected to be approximately $1.5 billion. The expenditures are expected to be used primarily to support anticipated near-term growth. Capital expenditures during the nine months ended September 30, 2011 were $1.1 billion.
     During 2012, we anticipate our cash requirements will include interest payments on our outstanding debt, the payment of $273 million of senior notes due in the second quarter of 2012, working capital needs, capital expenditures and may include opportunistic business acquisitions. Consistent with 2011, we anticipate funding these requirements from cash generated from operations, availability under our committed borrowing facility, the issuance of commercial paper and the proceeds of disposals of businesses or capital assets that are no longer core to our long-term growth strategy.

     Derivative Instruments
     Fair Value Hedges
     We may use interest rate swaps to help mitigate exposures related to changes in the fair values of the hedged debt. Amounts paid or received upon termination of interest rate swaps accounted for as fair value hedges represent the fair value of the agreements at the time of termination and are recorded as an adjustment to the carrying value of the related debt. These amounts are amortized as a reduction (in the case of gains) or as an increase (in the case of losses) to interest expense over the remaining term of the debt. As of September 30, 2011, we had net unamortized gains of $48 million associated with interest rate swap terminations.
     In July 2011, the Company entered into interest rate swap agreements to pay a variable interest rate and receive a fixed interest rate with an aggregate notional amount of $300 million against its 6.35% Senior Notes. These agreements are designated as fair value hedges and are determined to be highly effective and the effects of any ineffectiveness were not material to the Condensed Consolidated Statements of Income as the changes in the fair values of the interest rate swaps will be offset by changes in fair values of the underlying debt. The aggregate fair value of the interest rate swaps at September 30, 2011 resulted in an asset of $13 million, with a corresponding increase to Long-term Debt on the accompanying Condensed Consolidated Balance Sheets.
     Cash Flow Hedges
     In 2008, we entered into interest rate derivative instruments to hedge projected exposures to interest rates in anticipation of a debt offering. Those hedges were terminated at the time of the issuance of the debt, and the loss on these hedges is amortized from Accumulated Other Comprehensive Income to interest expense over the remaining term of the debt. As of September 30, 2011, we had net unamortized losses of $12 million associated with our cash flow hedge terminations.
     In August 2011, we entered into interest rate derivative instruments for a notional amount of $294 million to hedge projected exposures to interest rates in anticipation of a debt transaction. The aggregate fair value of these interest rate derivatives at September 30, 2011 resulted in the recognition of a current liability of $14 million, with a corresponding unrealized loss recognized in Accumulated Other Comprehensive Income. Ineffectiveness related to these cash flow hedges during the three month period ended September 30, 2011 was not material.
     Other Derivative Instruments
     As of September 30, 2011, we had foreign currency forward contracts with notional amounts aggregating to $551 million, which were entered into to hedge exposure to currency fluctuations in various foreign currencies. The total estimated fair value of these contracts at September 30, 2011, resulted in a net asset of approximately $58 million. These derivative instruments were not designated as hedges and the changes in fair value of the contracts are recorded in Other, Net in the accompanying Condensed Consolidated Statements of Income.
     We have cross-currency swaps between the U.S. dollar and Canadian dollar to hedge certain exposures to the Canadian dollar. At September 30, 2011, we had notional amounts outstanding of $168 million. The total estimated fair value of these contracts at September 30, 2011, resulted in a liability of $30 million. These derivative instruments were not designated as hedges and the changes in fair value of the contracts are recorded in Other, Net in the accompanying Condensed Consolidated Statements of Income.
     Off Balance Sheet Arrangements
     A Swiss corporation named Weatherford International Ltd. (“Weatherford Switzerland”) is the ultimate parent of the Weatherford group and guarantees the obligations of Weatherford International Ltd. incorporated in Bermuda (“Weatherford Bermuda”) and Weatherford International, Inc. incorporated in Delaware (“Weatherford Delaware”) noted below.

     The following obligations of Weatherford Delaware were guaranteed by Weatherford Bermuda at September 30, 2011: (i) the 6.625% Senior Notes, (ii) the 5.95% Senior Notes, (iii) the 6.35% Senior Notes and (iv) the 6.80% Senior Notes.
     The following obligations of Weatherford Bermuda were guaranteed by Weatherford Delaware at September 30, 2011: (i) the revolving credit facility, (ii) the 4.95% Senior Notes, (iii) the 5.50% Senior Notes, (iv) the 6.50% Senior Notes, (v) the 5.15% Senior Notes, (vi) the 6.00% Senior Notes, (vii) the 7.00% Senior Notes, (viii) the 9.625% Senior Notes, (ix) the 9.875% Senior Notes, (x) the 5.125% Senior Notes and (xi) the 6.75% Senior Notes.
     Letters of Credit and Performance and Bid Bonds
     We use letters of credit and performance and bid bonds in the normal course of our business. As of September 30, 2011, we had $647 million of letters of credit and performance and bid bonds outstanding, consisting of $405 million outstanding under various uncommitted credit facilities, $63 million letters of credit outstanding under our committed facility and $179 million of performance bonds issued by financial sureties against an indemnification from us. These obligations could be called by the beneficiaries should we breach certain contractual or performance obligations. If the beneficiaries were to call the letters of credit under our committed facilities, our available liquidity would be reduced by the amount called.
Goodwill
     We perform an impairment test for goodwill and indefinite-lived intangible assets annually as of October 1, or more frequently if indicators of potential impairment exist. During September 2011, the market price of our common stock declined significantly. As a result, we considered whether it was more likely than not that an impairment of our goodwill had occurred. We concluded that this decline did not constitute an indicator of potential impairment. In reaching this conclusion, we considered that there has not been a significant change in the estimated future cash flows of our reporting units and that, by mid-October 2011, the market price of our common stock had recovered to prices reflective of the market in early September 2011. Our annual impairment test for goodwill is underway and will be completed in the fourth quarter of 2011. At this time, no impairment has been identified. However, the decline in our market capitalization does suggest that the margin by which the fair value of our Middle East/North Africa, FSU and West Africa reporting units executed their book value may have decreased since our last annual test and may be at risk of impairment. As of September 30, 2011, goodwill attributable to our Middle East/North Africa, FSU and West Africa reporting units totaled $501 million, $273 million and $74 million, respectively.
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

Forward-Looking Statements
     This report, as well as other filings made by us with the Securities and Exchange Commission (“SEC”), and our releases issued to the public contain various statements relating to future financial performance and results, including certain projections and business trends and other statements that are not historical facts. We believe these statements constitute “Forward-Looking Statements” as defined in the Private Securities Litigation Reform Act of 1995. These forward-looking statements generally are identified by the words “believe,” “project,” “expect,” “anticipate,” “estimate,” “intend,” “strategy,” “plan,” “may,” “should,” “could,” “will,” “would,” “will be,” “will continue,” “will likely result,” and similar expressions, although not all forward-looking statements contain these identifying words.
     From time to time, we update the various factors we consider in making our forward-looking statements and the assumptions we use in those statements. However, we undertake no obligation to publicly update or revise any forward-looking events or circumstances that may arise after the date of this report. The following sets forth the various assumptions we use in our forward-looking statements, as well as risks and uncertainties relating to those statements. Certain of the risks and uncertainties may cause actual results to be materially different from projected results contained in forward-looking statements in this report and in our other disclosures. These risks and uncertainties include, but are not limited to, the following:
•	Global political, economic and market conditions could affect projected results. Our operating results and the forward-looking information we provide are based on our current assumptions about oil and natural gas supply and demand, oil and natural gas prices, rig count and other market trends. Our assumptions on these matters are in turn based on currently available information, which is subject to change. The oil and natural gas industry is extremely volatile and subject to change based on political and economic factors outside our control. A weakened global economic climate generally results in lower demand and lower prices for oil and natural gas, which reduces drilling and production activity, which in turn results in lower revenues and income for us. Worldwide drilling activity and global demand for oil and natural gas may also be affected by changes in governmental policies and sovereign debt, laws and regulations related to environmental or energy security matters, including those addressing alternative energy sources and the risks of global climate change. Worldwide economic conditions, and the related demand for oil and natural gas, may in future periods be significantly weaker than we have assumed.

•	We may be unable to recognize our expected revenues from current and future contracts. Our customers, many of whom are national oil companies, often have significant bargaining leverage over us and may elect to cancel or revoke contracts, not renew contracts, modify the scope of contracts or delay contracts, in some cases preventing us from realizing expected revenues and/or profits. In 2011, western governments imposed trading sanctions on Libya that require approvals to collect outstanding accounts receivable from government-affiliated customers. This may slow, and could ultimately prevent, collection of certain accounts receivable generated in Libya before the sanctions were imposed. Our projections assume that our customers will honor the contracts we have been awarded and that those contracts and the business that we believe is otherwise substantially firm will result in anticipated revenues in the periods for which they are scheduled.

•	Currency fluctuations could have a material adverse financial impact on our business. A material change in currency rates in our markets, such as the devaluation of the Venezuelan bolivar experienced during the first quarter of 2010, could affect our future results as well as affect the carrying values of our assets. World currencies have been subject to significant volatility; in particular as various sovereign debt have become a market focus. In addition, due to the volatility we may be unable to enter into foreign currency contracts at a reasonable cost. As we are not able to predict changes in currency valuations, our forward-looking statements assume no material impact from future changes in currency exchange rates.

•	Our ability to manage our workforce could affect our projected results. We employ tens of thousands of people on six continents in a multitude of legal jurisdictions with differing labor laws. Our need for human resources varies from time to time and place to place corresponding largely to global drilling and production activity. In a climate of decreasing demand, we are faced with managing our workforce levels to control costs without impairing our ability to provide service to our customers and in compliance with various local laws. Conversely, in a climate of increasing demand, we are faced with the challenge of recruiting and retaining a skilled workforce at a reasonable cost. Our forward-looking statements assume we will be able to manage our workforce in all jurisdictions in which we operate in both up cycles and down cycles.

•	Increases in the prices and availability of our raw materials could affect our results of operations. We use large amounts of raw materials (including steel and other metals, chemicals, plastics, polymers and energy inputs) for manufacturing our products and some of our fixed assets. The price of these raw materials has a significant impact on our cost of producing products for sale or producing fixed assets used in our business. We have assumed that the prices of our raw materials will remain within a manageable range and will be readily available. If we are unable to obtain necessary raw materials or if we are unable to minimize the impact of increased raw material costs or to realize the benefit of cost decreases in a timely fashion through our supply chain initiatives or pricing, our margins and results of operations could be adversely affected.

•	Our ability to manage our supply chain and business processes could affect our projected results. We have undertaken efforts to improve our supply chain, invoicing and collection processes and procedures. These undertakings include costs, which we expect will result in long-term benefits for our business processes. Our forward-looking statements assume we will realize the benefits of these efforts.

•	Rapid increases in demand for our products may challenge our supply chain. Many of our products have months-long manufacturing lead times, and we must maintain appropriate levels of manufacturing facilities and trained personnel to ensure the quality and safety of our supply chain. During periods of rapidly increasing or unexpected demand, we may not be able to manufacture sufficient quantities of certain products to meet our customers’ demands, which could result in lost opportunities and reputational damage. Conversely, during periods of rapidly decreasing or unexpected declines in demand, we may have committed resources to manufacturing resulting in excess inventories, or we may have underutilized manufacturing capacity, which could adversely affect our financial condition. Our forward-looking statements assume we will be able to forecast and manage our supply chain needs and inventory levels.

•	Our long-term growth depends upon technological innovation and commercialization. Our ability to deliver our long-term growth strategy depends in part on the commercialization of new technology. A central aspect of our growth strategy is to improve our products and services through innovation, to obtain technologically advanced products through internal research and development and/or acquisitions, to protect proprietary technology from unauthorized use and to expand the markets for new technology by leveraging our worldwide infrastructure. The key to our success will be our ability to commercialize the technology that we have acquired and demonstrate the enhanced value our technology brings to our customers’ operations. Our major technological advances include, but are not limited to, those related to controlled pressure drilling and testing systems, expandable solid tubulars, expandable sand screens and intelligent well completion. Our forward-looking statements have assumed successful commercialization of, and above-average growth from, our new products and services, as well as legal protection of our intellectual property rights.

•	Nonrealization of expected benefits from our redomestication could affect our projected results. We operate through our various subsidiaries in numerous countries throughout the world including the United States. During the first quarter of 2009, we completed a transaction in which our former Bermuda incorporated parent company became a wholly-owned subsidiary of Weatherford Switzerland, a Swiss joint-stock corporation, and holders of common shares of the Bermuda company received one registered share of Weatherford Switzerland in exchange for each common share that they held. Consequently, we are or may become subject to changes in tax laws, treaties or regulations or the interpretation or enforcement thereof in the U.S., Bermuda, Switzerland or any other jurisdictions in which we or any of our subsidiaries operate or are resident. Our income tax expense is based upon our interpretation of the tax laws in effect in various countries at the time that the expense was incurred. If the U.S. Internal Revenue Service or other taxing authorities do not agree with our assessment of the effects of such laws, treaties and regulations, this could have a material adverse effect on us, including the imposition of a higher effective tax rate on our worldwide earnings or a reclassification of the tax impact of our significant corporate restructuring transactions. In addition, our realization of expected tax benefits is based upon the assumption that we take successful planning steps and that we maintain and execute adequate processes to support our planning activities. If we fail to do so, we may not achieve the expected benefits.

•	Nonrealization of expected benefits from our acquisitions or business dispositions could affect our projected results. We expect to gain certain business, financial and strategic advantages as a result of business acquisitions we undertake, including synergies and operating efficiencies. Our forward-looking statements assume that we will successfully integrate our business acquisitions and realize the benefits of those acquisitions. Further, we may from time to time undertake to dispose of businesses or capital assets that are no longer core to our long-term growth strategy and the disposition of which may improve our capital structure. Our forward-looking statements assume that if we decide to dispose of a business or asset we will find a buyer willing to pay a price we deem favorable to Weatherford and that we will successfully dispose of the business or asset. Our inability to complete dispositions timely and at attractive prices may impair our ability to improve our capital structure as rapidly as our forward-looking statements may indicate.

•	A downturn in our industry could affect the carrying value of our goodwill. As of September 30, 2011, we had approximately $4.3 billion of goodwill. Our estimates of the value of our goodwill could be reduced in the future as a result of various factors, including market factors, some of which are beyond our control. Our forward-looking statements do not assume any future goodwill impairment. Any reduction in the fair value of our businesses may result in an impairment charge and therefore adversely affect our results.

•	Adverse weather conditions in certain regions could adversely affect our operations. From time to time, hurricanes, typhoons and severe weather impact our operations in the Gulf of Mexico and Southeast Asia. These storms and associated threats reduce the number of days on which we and our customers operate which results in lower revenues than we otherwise would have achieved. Our Canadian operations, particularly in the second quarter of each year, may vary greatly depending on the timing of “break-up”, or the spring thaw, which annually results in a period in which conditions are not conducive to operations. Similarly, unfavorable weather in Russia, Caspian, China, Mexico, Australia and in the North Sea, as well as exceedingly cold winters in other areas of the world, could reduce our operations and revenues from these areas during the relevant period. Our forward-looking statements assume weather patterns in our primary areas of operations will be conducive to our operations.

•	U.S. Government and internal investigations could affect our results of operations. We are currently involved in government and internal investigations involving our operations. We are in negotiations with the government agencies to resolve these matters, but we cannot yet anticipate the timing, outcome or possible impact of the ultimate resolution of these investigations, financial or otherwise. The governmental agencies involved in these investigations have a broad range of civil and criminal penalties they may seek to impose against corporations and individuals for violations of trade sanction laws, the Foreign Corrupt Practices Act and other federal statutes including, but not limited to, injunctive relief, disgorgement, fines, penalties and modifications to business practices and compliance programs. In recent years, these agencies and authorities have entered into agreements with, and obtained a range of penalties against, several corporations and individuals in similar investigations, under which civil and criminal penalties were imposed, including in some cases fines and other penalties and sanctions in the tens and hundreds of millions of dollars. These agencies likely will seek to impose penalties of some amount against us for past conduct in several countries, but the ultimate amount of any penalties we may pay currently cannot be reasonably estimated. Under trade sanction laws, the U.S. Department of Justice may also seek to impose modifications to business practices, including immediate cessation of all business activities in specific countries or other limitations that decrease our business, and modifications to compliance programs, which may increase compliance costs. Any injunctive relief, disgorgement, fines, penalties, sanctions or imposed modifications to business practices and the on-going costs resulting from these investigations could adversely affect our results of operations. Through September 30, 2011, we have incurred $49 million for costs in connection with our exit from certain sanctioned countries and incurred $118 million for legal and professional fees in connection with complying with and conducting these on-going investigations. This amount excludes the costs we have incurred to augment and improve our compliance function. We may have additional charges related to these matters in future periods, which costs may include labor claims, contractual claims, penalties assessed by customers, and costs, fines, taxes and penalties assessed by local governments, but we cannot quantify those charges or be certain of the timing of them. In addition, the SEC is investigating the circumstances surrounding the material weakness in the Company’s internal controls over financial reporting for income taxes that was disclosed on Forms 12b-25 and 8-K on March 1, 2011 and the related restatement of historical financial statements. We are cooperating with the SEC’s investigation.

•	Failure in the future to ensure ongoing compliance with certain laws could affect our results of operations. In 2009, we substantially augmented our compliance infrastructure with increased staff and more rigorous policies, procedures and training of our employees regarding compliance with applicable anti-corruption laws, trade sanctions laws and import/export laws. As part of this effort, we now undertake audits of our compliance performance in various countries. Our forward-looking statements assume that our compliance efforts will be successful and that we will comply with our internal policies and applicable laws regarding these issues. Our failure to do so could result in additional enforcement action in the future, the results of which could be material and adverse to us.

•	Political disturbances, war, or terrorist attacks and changes in global trade policies could adversely impact our operations. We operate in over 100 countries, and as such are at risk of various types of political activities, including acts of insurrection, war, terrorism, nationalization of assets and changes in trade policies. We have assumed there will be no material political disturbances or terrorist attacks and there will be no material changes in global trade policies that affect our business. In early 2011, our operations in Tunisia, Egypt, Libya and to a lesser extent Yemen and Bahrain were disrupted by political revolutions and uprisings in these countries. Civil war in Libya and lesser political disturbances elsewhere in the Middle East and North Africa regions are ongoing, and our operations in Libya have not resumed. During 2010, these five countries accounted for approximately 3% of our global revenue. We have taken steps to secure our personnel and assets in affected areas and to resume or continue operations where it is safe for us to do so, and our forward-looking statements assume we will do so successfully. In Libya, we evacuated all of our non-Libyan employees and their families shortly after hostilities commenced. At September 30, 2011, we had in Libya inventory, property, plant and equipment with a carrying value of approximately $134 million, $57 million of accounts receivable that currently are subject to sanctions imposed by western governments as well as cash and other current assets of approximately $22 million. In cases where we must evacuate personnel, it may be difficult, if not impossible, for us to safeguard and recover all of our operating assets, and our ability to do so will depend on the local turn of events. In these areas we also may not be able to perform the work we are contracted to perform, which could lead to forfeiture of performance bonds. We currently have outstanding approximately $18 million of performance bonds related to contracts in Libya. Our personnel in Libya have been able to verify the existence of our significant tangible assets and as a result we are aware of no material losses. However, subject to security and logistical concerns, we expect to complete a full examination of our Libya assets before the end of 2011. Our forward-looking statements assume that we will not incur a substantial loss with respect to our assets or performance bonds located in or related to affected areas. We have assumed our operations in Libya will not resume in 2011. We have assumed that cessation of business activities in other parts of the Middle East and North Africa regions due to political turmoil will be short-lived, that the negative impact on our business will not be material, and that the region will not experience further disruptive political revolution in the near term. However, if political violence were to curtail our activities in other countries in the region from which we derive greater business, such as Saudi Arabia, Iraq and Algeria, and particularly if political activities were to result in prolonged violence or civil war, we may fail to achieve the results reflected in our forward-looking statements.

•	The material weakness in accounting for income taxes could have an adverse effect on our share price or our debt ratings and our ability to report our financial information timely and accurately. If we are unable to effectively remediate this material weakness in a timely manner, we could lose investor confidence in the accuracy and completeness of our financial reports, which could have an adverse effect on our share price and could subject us to additional potentially costly shareholder litigation or government inquiries. Further, if we are unable to effectively remediate this material weakness in a timely manner, our failure to do so could limit our ability to obtain financing, harm our reputation, result in debt rating agencies adjusting the ratings on our debt downward. Our forward-looking statements assume we will be able to remediate the material weakness in a timely manner and will maintain an effective internal control environment in the future.

•	Recent turmoil in the credit markets may reduce our access to capital or reduce the availability of financial risk-mitigation tools. The worldwide credit markets experienced turmoil and uncertainty from mid-2008 through most of 2009, and certain markets remained challenging in parts of 2010. In 2011, several important financial and banking institutions are perceived to be overexposed to credit risks with respect to certain sovereign debt. We do not have access to complete information about the exposures of any particular institution, and we cannot predict what systemic risks may exist to a failure of any sovereign debtor, major financial institution or bank. Our forward-looking statements assume that the financial institutions that have committed to extend us credit will honor their commitments under our credit facilities and that capital markets will remain orderly. If one or more of those institutions becomes unwilling or unable to honor its commitments, our access to liquidity could be impaired and our cost of capital to fund growth could increase. We use interest rate and foreign exchange swap transactions with financial institutions to mitigate certain interest rate and foreign exchange risks associated with our capital structure and our business. Our forward-looking statements assume that those tools will continue to be available to us at prices we deem reasonable. However, the failure of any counterparty to honor a swap agreement could reduce the availability of these financial risk mitigation tools or could result in the loss of expected financial benefits.
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
     In January 2010, the Venezuelan government announced its intention to devalue its currency and move to a two-tier exchange structure. The official exchange rate moved from 2.15 to 2.60 for essential goods and from 2.15 to 4.30 for non-essential goods and services. Our Venezuelan entities maintain the U.S. dollar as their functional currency. In connection with this devaluation, we incurred a charge of $64 million for the remeasurement of our net monetary assets denominated in Venezuelan bolivars at the date of the devaluation, which was not tax deductible in Venezuela. We also recorded a $24 million tax benefit for local Venezuelan income tax purposes related to our net U.S. dollar-denominated monetary liability position in the country. Effective January 1, 2011, the Venezuelan government again modified the fixed rate of exchange, eliminating the two-tier structure and establishing 4.30 as the official exchange rate for all goods and services. This modification did not have a material impact to our financial position or results of operations. As of September 30, 2011, we had a net monetary asset position denominated in Venezuelan bolivars of approximately $135 million comprised primarily of cash and accounts receivable. We are continuing to explore opportunities to reduce our exposure but should another devaluation occur in the future, we may be required to take further charges related to the remeasurement of our net monetary asset position. For example, if the Venezuela bolivar devalued by an additional 10% in the future, we would record a devaluation charge of approximately $14 million.
     Assets and liabilities of entities for which the functional currency is the local currency are translated into U.S. dollars using the exchange rates in effect at the balance sheet date, resulting in translation adjustments that are reflected in Accumulated Other Comprehensive Income in the shareholders’ equity section on our Condensed Consolidated Balance Sheets. A portion of our net assets are impacted by changes in foreign currencies in relation to the U.S. dollar. We recorded a $60 million adjustment to decrease our shareholders’ equity for the nine months ended September 30, 2011, to reflect the net impact of the change in the U.S. dollar against various foreign currencies.

     As of September 30, 2011, we had foreign currency forward contracts with notional amounts aggregating to $551 million, which were entered into to hedge exposure to fluctuations in various foreign currencies. The total estimated fair value of these contracts at September 30, 2011, resulted in a net asset of approximately $58 million. These derivative instruments were not designated as hedges, and the changes in fair value of the contracts are recorded each period in current earnings.
     We have cross-currency swaps between the U.S. dollar and Canadian dollar to hedge certain exposures to the Canadian dollar. At September 30, 2011, we had notional amounts outstanding of $168 million. The total estimated fair value of these contracts at September 30, 2011, resulted in a liability of $30 million. These derivative instruments were not designated as hedges and the changes in fair value of the contracts are recorded each period in current earnings.
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
     Our long-term borrowings that were outstanding at September 30, 2011 and December 31, 2010, subject to interest rate risk consist of the following:

	September 30, 2011		December 31, 2010
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
		(In millions)
6.625% Senior Notes due 2011	$183	$185	$184	$191
5.95% Senior Notes due 2012	273	282	273	290
5.15% Senior Notes due 2013	297	308	299	310
4.95% Senior Notes due 2013	252	265	252	266
5.50% Senior Notes due 2016	357	379	358	374
6.35% Senior Notes due 2017	612	676	600	651
6.00% Senior Notes due 2018	498	557	498	551
9.625% Senior Notes due 2019	1,031	1,287	1,033	1,287
5.125% Senior Notes due 2020	799	838	799	794
6.50% Senior Notes due 2036	596	614	596	595
6.80% Senior Notes due 2037	298	314	298	312
7.00% Senior Notes due 2038	499	514	498	535
9.875% Senior Notes due 2039	247	333	247	335
6.75% Senior Notes due 2040	598	620	598	624
     We have various other long-term debt instruments of $221 million at September 30, 2011, but believe the impact of changes in interest rates in the near term will not be material to these instruments. The carrying value of our short-term borrowings of $855 million at September 30, 2011, approximates their fair value.
     As it relates to our variable rate debt, if market interest rates average 1% more for the remainder of 2011 than the rates as of September 30, 2011, interest expense for the remainder of 2011 would increase by $2 million. This amount was determined by calculating the effect of the hypothetical interest rate on our variable rate debt. This sensitivity analysis assumes there are no changes in our financial structure.

Fair Value Hedges
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
     Amounts paid or received upon termination of interest rate swaps represent the fair value of the agreements at the time of termination and are recorded as an adjustment to the carrying value of the related debt. These amounts are amortized as a reduction, in the case of gains, or as an increase, in the case of losses, to interest expense over the remaining term of the debt. As of September 30, 2011, we had net unamortized gains of $48 million associated with interest rate swap terminations.
     In July 2011, we entered into interest rate swap agreements to pay a variable interest rate and receive a fixed interest rate with an aggregate notional amount of $300 million. These swaps were designated as fair value hedges of our 6.35% Senior Notes. These agreements are determined to be highly effective resulting in no net gain or loss recorded in the Condensed Consolidated Statement of Income as the changes in the fair values of the interest rate swaps offset changes in the fair value of the underlying debt. The aggregate fair value of the interest rate swaps at September 30, 2011 resulted in an asset of $13 million with a corresponding increase to Long-term Debt on the accompanying Condensed Consolidated Balance Sheets.
ITEM 4. CONTROLS AND PROCEDURES
     Material Weakness Previously Disclosed
     We disclosed on Item 9A of our 2010 Annual Report on Form 10-K that we identified a material weakness in our internal controls over financial reporting for income taxes. Our processes, procedures and controls related to financial reporting were not effective to ensure that amounts related to current taxes payable, certain deferred tax assets and liabilities, reserves for uncertain tax positions, the current and deferred income tax expense and related footnote disclosures were accurate. Specifically, our processes and procedures were not designed to provide for adequate and timely identification and review of various income tax calculations, reconciliations and related supporting documentation required to apply our accounting policies for income taxes in accordance with U.S. GAAP. This material weakness resulted in the restatement for material errors in the income tax accounts in our 2008 and 2009 consolidated financial statements and our condensed consolidated financial statements for each of the quarters within 2009 and 2010.
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
     During the first nine months of 2011, we undertook the following steps:
•	Engaged third-party tax advisors and consultants to assist with enhancing internal controls over financial reporting for income taxes and developing and implementing a remediation plan;

•	Revised the process for the quarterly and annual tax provisions including additional resources focused on the review and oversight of the tax accounts and preparation of the income tax provision;

•	Began recruitment of various positions within the tax and financial reporting departments and completed the hiring of the majority of newly created positions by the end of the third quarter; and

•	Provided income tax accounting training to tax and financial personnel within each region.
     We also expect the remediation plan to include the following areas of focus:
•	Continued enhancement of the processes and procedures surrounding the review of the income tax provision;

•	Completion of the review and validation of the current and deferred balance sheet accounts at significant locations;

•	Ongoing evaluation of existing roles and responsibilities within the tax function to ensure they are adequately staffed with appropriate personnel; and

•	Continued delivery of our income tax accounting training program for tax and financial personnel.
     We anticipate the actions to be taken, and resulting process improvements, to generally strengthen our internal control over financial reporting, as well as our disclosure controls and procedures and over time, to address the material weakness noted in 2010. However, because many of the remedial actions have only recently been undertaken and because some of our remediation plans will be put in place over the remainder of the year, management will not be able to assess or conclude whether the material weakness has been remediated until, at the earliest, the completion of the 2011 year-end income tax provision. In light of this material weakness, in preparing our condensed consolidated financial statements included in this Quarterly Report on Form 10-Q, we performed additional reconciliations and other post-closing procedures to ensure our condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles. Accordingly, management believes the condensed consolidated financial statements included in the Quarterly Report on Form 10-Q fairly present, in all material respects, our financial condition, results of operations and cash flows as of and for each of the periods presented.
     Further, because of its inherent limitations, internal controls over financial reporting may not prevent or detect misstatements. Projections of any evaluation of the effectiveness of internal control over financial reporting to future periods are subject to the risks that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
     Evaluation of Disclosure Controls and Procedures
     At the end of the period covered by this Quarterly Report on Form 10-Q, we carried out an evaluation under the supervision and with the participation of management, including the Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act of 1934, as amended (“Exchange Act”)). Based upon that evaluation and the evaluation of the previously identified material weakness in our internal controls over financial reporting for income taxes discussed above, our CEO and CFO have concluded our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) were not effective to provide reasonable assurance that the information required to be disclosed in the reports we file and submit under the Exchange Act is recorded, processed, summarized and reported within the time period specified in the Securities and Exchange Commission’s rules and forms and that information relating to us (including our consolidated subsidiaries) required to be disclosed is accumulated and communicated to management, including the CEO and CFO, to allow timely decisions regarding required disclosure.
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
ITEM 1A. RISK FACTORS
     There have been no material changes during the quarter ended September 30, 2011, to the risk factors set forth in Part I, Item 1A in our Amended Annual Report on Form 10-K/A for the year ended December 31, 2010, filed with the SEC on April 14, 2011.
ITEM 2. UNREGISTERED SALES OF EQUITY IN SECURITIES AND USE OF PROCEEDS
     On the date listed below, in connection with acquisitions, we sold registered shares to the shareholders of the acquired company as consideration for the shares of the acquired company. The sale of our registered shares was exempt from registration under the Securities Act of 1933 pursuant to Section 4(2) of that act and pursuant to Regulation D and Regulation S promulgated under that act as a non-public sale to accredited investors and/or to non-U.S. persons outside the United States.

Date	No. of Shares
September 13, 2011	4,653,679
     Under our restricted share plan, employees may elect to have us withhold registered shares to satisfy minimum statutory federal, state and local tax withholding obligations arising on the vesting of restricted stock awards and exercise of options. When we withhold these shares, we are required to remit to the appropriate taxing authorities the market price of the shares withheld, which could be deemed a purchase of the registered shares by us on the date of withholding. During the quarter ended September 30, 2011, we withheld registered shares to satisfy these tax withholding obligations as follows:

	No. of	Average
Period	Shares	Price
July 1 — July 31, 2011	65,734	$18.76
August 1 — August 31, 2011	11,822	18.22
September 1 — September 30, 2011	31,224	16.25

ITEM 6. EXHIBITS
(a)	Exhibits:

Exhibit
Number	Description
3.1	Articles of Association of Weatherford International Ltd. Dated September 14, 2011 (incorporated by reference to Exhibit 3.1 to the registrant’s Current Report on Form 8-K (File No. 1-34258) filed September 15, 2011)

4.1	Registration Rights Agreement among Weatherford International Ltd. And certain shareholders dated September 13, 2011 (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K (File No. 1-34258) filed September 15, 2011).

*31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

**32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

**32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

**101	The following materials from Weatherford International Ltd.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2011, formatted in XBRL (Extensible Business Reporting Language): (i) the unaudited Condensed Consolidated Balance Sheets, (ii) the unaudited Condensed Consolidated Statements of Income, (iii) the unaudited Condensed Consolidated Statements of Cash Flows, (iv) the unaudited Condensed Consolidated Statements of Comprehensive Income and (v) related notes to the unaudited Condensed Consolidated Financial Statements.

*	Filed with this Form 10-Q

**	Furnished with this Form 10-Q

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

Bernard J. Duroc-Danner Chief Executive Officer (Principal Executive Officer)

/s/ Andrew P. Becnel

Andrew P. Becnel Senior Vice President and Chief Financial Officer (Principal Financial Officer)

/s/ John H. Briscoe

John H. Briscoe Vice President and Chief Accounting Officer (Principal Accounting Officer)

Date: October 27, 2011