Form 10-K
period 2011-12-31
Weatherford International Ltd./Switzerland
filed 2012-03-15
CIK 1453090

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-K

☑	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2011

or

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

Commission file number 1-34258

WEATHERFORD INTERNATIONAL LTD.

(Exact name of registrant as specified in its charter)

Switzerland	98-0606750
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

4-6 Rue Jean-Francois Bartholoni, 1204 Geneva, Switzerland	Not Applicable
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: 41.22.816.1500

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Registered Shares, par value 1.16 Swiss francs per share	New York Stock Exchange, SIX Swiss Exchange and Euronext

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☑    No  ☐

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☑

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☑    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☑    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer  ☑            Accelerated filer  ☐            Non-accelerated filer  ☐            Smaller reporting company  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☑

The aggregate market value of the voting stock held by nonaffiliates of the registrant as of June 30, 2011 was approximately $12 billion based upon the closing price on the New York Stock Exchange as of such date.

As of March 8, 2012, there were 759,283,328 shares of Weatherford registered shares, 1.16 Swiss francs par value per share, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Certain information called for by Items 10, 11, 12, 13 and 14 of Part III of this Annual Report on Form 10-K will be included in an amendment to this Form 10-K or incorporated by reference from the registrant’s definitive proxy statement for the annual shareholder meeting to be held on May 23, 2012.

Weatherford International Ltd.

Form 10-K for the Year Ended December 31, 2011

Explanatory Note

This Form 10-K includes restated financial information for the years ended December 31, 2010 and 2009, and the quarterly periods ended March 31, June 30 and September 30, 2011, and all four quarters of 2010 due to errors in the Company’s accounting for income taxes. The Company’s Management identified a material weakness with respect to its internal control over financial reporting for income taxes for the year ended December 31, 2010. Management concluded that the Company has not remediated its previously disclosed material weakness for the year ended December 31, 2011 due to errors noted in current taxes payable, certain deferred tax assets and liabilities, reserves for unrecognized tax benefits, and current and deferred income tax expense. Disclosures related to these matters are included in Part I, Item 9A, under “Controls and Procedures,” which describes the material weakness and management’s conclusion that our internal control over financial reporting was not effective as of December 31, 2011. Corresponding changes were also made in Part I, Item 1A, under “Risk Factors”; Part II, Item 6, under “Selected Financial Data”; Part II, Item 7, under “Management’s Discussion and Analysis of Results of Operations and Financial Condition”; and Part II, Item 8, under “Financial Statements and Supplementary Data” (see Notes 2, 5, 15, 18, 19 and 22).

PART I

Item 1. Business

Weatherford International Ltd., a Swiss joint-stock corporation (together with its subsidiaries and predecessors as a whole or on a regional basis unless the context requires otherwise, “Weatherford,” the “Company,” “we,” “us,” and “our”), is one of the world’s leading providers of equipment and services used in the drilling, evaluation, completion, production and intervention of oil and natural gas wells. Many of our businesses, including those of our predecessor companies, have been operating for more than 50 years.

Our parent company was Weatherford International, Inc., a Delaware corporation (“Weatherford Delaware”), until we moved our incorporation to Bermuda in 2002. In February 2009, we completed a share exchange transaction in which Weatherford International Ltd., a Bermuda exempted company (“Weatherford Bermuda”), became a wholly-owned subsidiary of Weatherford International Ltd., a Swiss joint-stock corporation (“Weatherford Switzerland”), for purposes of changing the Company’s place of incorporation from Bermuda to Switzerland (the “Transaction”). Pursuant to the Transaction, each common share, par value U.S. $1.00 per share, of Weatherford Bermuda was exchanged for one registered share, par value 1.16 Swiss francs (“CHF”) per share, of Weatherford Switzerland. Weatherford Bermuda and Weatherford Delaware continue to be wholly-owned subsidiaries of Weatherford Switzerland.

We operate in over 100 countries, which are located in nearly all of the oil and natural gas producing regions in the world. Our operational performance is reviewed and managed on a geographic basis, and we report the following regions as reporting segments: (1) North America, (2) Latin America, (3) Europe/West Africa/the former Soviet Union (“FSU”) and (4) Middle East/North Africa/Asia.

Our headquarters are located at 4-6 Rue Jean-Francois Bartholoni, 1204 Geneva, Switzerland and our telephone number at that location is 41.22.816.1500. Our internet address is www.weatherford.com. General information about us, including our corporate governance policies, code of business conduct and charters for the committees of our board of directors, can be found on our web site. On our web site we make available, free of charge, our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act as soon as reasonably practicable after we electronically file or furnish them to the Securities and Exchange Commission (“SEC”). The public may read and copy any materials we have filed with the SEC at the SEC’s Public Reference Room at 100 F Street, NE, Room 1580,Washington, DC 20549. Information on the operation of the Public Reference Room may be obtained by calling the SEC at 1-800-SEC-0330. The SEC maintains an internet site that contains our reports, proxy and information statements, and our other SEC filings. The address of that site is www.sec.gov.

The following is a summary of our business strategies and the markets we serve. We have also included a description of our products and services offered and of our competitors. Segment financial information appears in “Item 8. Financial Statements and Supplementary Data—Notes to Consolidated Financial Statements—Note 18”.

Strategy

Our primary objective is to build stakeholder value through profitable growth, with disciplined, efficient use of capital and a commitment to our core values.

Principal components of our strategy include:

•

Continuously improving the efficiency, productivity and quality of our products and services and their respective delivery in order to grow revenues and operating margins in all of our geographic markets at a rate exceeding underlying market activity;

•	Through a commitment to innovation, invention and integration, developing and commercializing new products and services that meet the evolving needs of our clients across the reservoir lifecycle; and

•

Further extending process, productivity, quality, safety and competency across our global infrastructure in scope and scale at a level consistent with meeting client demand for our products and services in an operationally efficient manner.

Markets

We are a leading provider of equipment and services to the oil and natural gas exploration and production industry. Demand for our industry’s services and products depends upon the number of oil and natural gas wells drilled, the depth and drilling conditions of wells, the number of well completions and the level of workover activity worldwide.

As a result of the maturity of the world’s oil and natural gas reservoirs, accelerating production decline rates and the focus on complex well designs, including deep-water prospects, technology has become increasingly critical to the marketplace. Clients continue to seek, test and use production-enabling technologies at an increasing rate. Technology is an important aspect of our products and services as it helps us provide our clients with more efficient tools to find and produce oil and natural gas. We have invested a substantial amount of our time and resources in building our technology offerings. We believe our products and services enable our clients to reduce their costs of drilling and production and/or increase production rates. Furthermore, these offerings afford us additional opportunities to sell our traditional core products and services to our clients.

Product Offerings

Within each of our geographic reporting segments, we group our product offerings into ten service lines: (1) artificial lift systems; (2) stimulation and chemicals; (3) drilling services; (4) well construction; (5) integrated drilling; (6) completion systems; (7) drilling tools; (8) wireline and evaluation services; (9) re-entry and fishing and (10) pipeline and specialty services. The following discussion provides an overview of our various product offerings. With the exception of integrated drilling, our service line offerings are provided in all of our geographic segments. Our integrated drilling service line is offered only outside of North America.

Artificial Lift Systems

Artificial lift systems are installed in oil and gas wells that do not have sufficient reservoir pressure to lift the available hydrocarbons to the surface. These systems supplement the natural reservoir pressures to produce oil or natural gas from the well. There are six principal types of artificial lift technologies used in the industry. We are able to provide all forms of lift, including progressing cavity pumps, reciprocating rod lift systems, gas lift systems, hydraulic lift systems, plunger lift systems, hybrid lift systems, and electric submersible systems, which are sold through an entity in which we hold a minority investment. Wellhead systems and production optimization are also included in this product grouping.

Reciprocating Rod Lift Systems—A reciprocating rod lift system is comprised of a mechanical surface unit that lifts and lowers, in a reciprocal action, a sectional or continuous rod string that creates a pumping action via a downhole rod pump.

Progressing Cavity Pumps—A progressing cavity pump (PCP) is a downhole positive displacement pump driven by a coupled or continuous rod that is rotated from the surface by an electrical or hydraulic drive system. PCP systems are often the preferred artificial lift method due to their low capital and operating cost and ability to pump a wide range of fluids, including those with high viscosity and abrasives. They are used in a wide variety of production scenarios, particularly heavy oil, coal-bed methane and medium crude oil applications.

Gas Lift Systems—Gas lift is a form of artificial lift that uses natural gas to lift oil in a producing reservoir to the surface. The process of gas lift involves the injection of natural gas into the well through an above-ground injection system and a series of downhole mandrels and gas lift valves in the production tubing string. The injected gas reduces the pressure of the fluid in the well bore, allowing the reservoir’s natural pressure to push the fluid to the surface. Gas lift systems are used primarily for offshore wells (including deepwater and ultra-deepwater) and for wells that have a high component of gas in the produced fluid or have a gas supply near the well.

Hydraulic Lift Systems—A hydraulic lift system uses a surface pump to operate a downhole hydraulic pump (jet or piston). These systems are used for producing oil wells and for dewatering gas and coal bed methane wells. Hydraulic pumps have been used to produce wells at rates ranging from 10,000—35,000 barrels per day in both onshore and offshore environments.

Plunger Lift Systems—Plunger lift is the only artificial lift method that requires no assistance from outside energy sources. Built up (after a short shut in period) reservoir gas pressure supplies the energy to lift the plunger and accumulated liquids to the surface. The typical system consists of a plunger, or piston, top and bottom bumper springs, a lubricator and a surface controller. The unloading sequence removes the accumulated liquid column (and resulting hydrostatic pressure) from the bottom of the tubing, resulting in maximum drawdown and reservoir inflow. Plunger lift is a low-cost, easily maintained method of lift. It is primarily used for dewatering liquid loaded gas wells.

Hybrid Lift Systems—We offer a variety of hybrid artificial lift systems which are engineered for special applications and may incorporate two or more of the artificial lift methods described above.

Wellhead Systems—We offer a line of conventional wellhead equipment and valves manufactured to the latest API industry specifications and client requirements, including conventional surface wellheads, gate valves, complete wellhead systems (drill-through, multi-bowl, unitized and mud-line) and all the accessories and aftermarket services to go with them.

Production Optimization—Production optimization is the process of monitoring oil and natural gas fields, and interpreting the resulting data to inform production and reservoir management decisions. The goal is to assist operators in making better decisions regarding well production and reservoir recovery. The targeted benefits of production optimization are increased production and lower operating costs.

Weatherford offers products for optimizing at the well, reservoir and field level. Downhole and surface electronics, communication systems, analysis software and consulting services are combined into solutions that fit the customer’s specific needs.

For wellsite intelligence, we offer surface and downhole sensors and specific controllers for each type of artificial lift. These controllers contain computers with specific logic to control the well in response to changes in the reservoir, artificial lift equipment or well characteristics. The desktop software provides advanced analytical tools that allow the operator to make changes by controlling the well directly or by changing the parameters that the controller is using to operate the well. Our clients have the option of hosting the software system at their location or using an on line version that provides status reports and/or analysis reports from our consultants.

We provide multiphase metering systems that measure how much oil, water and gas is flowing from a well. Our patented water-cut technology, used to measure relative concentrations of oil and water, helps our clients measure this critical parameter for any type of production from gas and oil wells, both topside and subsea.

We also provide software solutions for optimizing production from wells and production assets. These software tools assist the operator in tracking the operations needed for optimal field management. We provide software solutions for real time monitoring and optimization of wells on all forms of artificial lift. In addition, the software solution “Field Office” has the ability to monitor and optimize the complete production system consisting of smart wells, compressors, production facilities and pipelines. Field Office is currently in use on over 350,000 wells around the world. The combination of our experienced consultants and advanced software tools help the operator optimize operations for entire fields.

Stimulation and Chemicals

We offer our clients advanced pressure pumping, chemical and associated technologies and services for safer and more effective production enhancement. These products and services include the following:

Fracturing Technologies—Hydraulic reservoir fracturing is a stimulation method routinely performed on oil and natural gas wells in low-permeability reservoirs to increase productivity and oil and gas recovery. Our offerings include the latest in equipment design and technology and a comprehensive range of treatment fluids and additives.

Coiled Tubing Technologies—Our services include a line of equipment designed with the latest technology to ensure effective results during operations that require coiled tubing intervention. Offerings include coiled tubing units, appropriate crane trucks and nitrogen tanks and pumpers (trailer or skid formats), fluids and bottom hole assemblies for thru tubing intervention.

Cement Services—Our new fleet of cement pumping equipment includes high-horsepower pump trailers, batch mixers, two-pod blended cement trailers and a four-pod sand storage trailers, all with the latest in technology and design features, as well as chemical additives for improved operation and performance.

Chemical Systems—Our Engineered Chemistry® business combines proprietary chemical solutions with internally developed oilfield equipment technologies. Our high-performance chemistry solutions include: customized chemical solutions for drilling, completion, production, intervention, chemicals for water and sand control, water treatment as well as many industrial processes; a total service package (product selection, application and optimization); and precise formulations and multi-functional chemical formulations.

Drilling Fluids—Our drilling fluids service line is engaged in the provision of drilling fluids, completion fluids and other related services. The main functions of drilling fluids include providing hydrostatic pressure to prevent formation fluids from entering into the well bore, keeping the drill bit cool and clean during drilling, carrying out drill cuttings and suspending the drill cuttings while drilling is paused and the drilling assembly is brought in and out of the hole. We also provide waste management services which separate and manage drill cuttings produced by the drilling process. Drill cuttings are usually contaminated with petroleum or drilling fluids and must be disposed of in an environmentally safe manner.

Drilling Services

These capabilities include directional drilling, Secure DrillingSM services, Well Testing, drilling-with-casing (DwC™) and drilling-with-liner (DwL™) systems, as well as surface logging systems.

Directional drilling involves the personnel, equipment and engineering required to actively control the direction of a wellbore and its eventual optimal position in the target reservoir. Directional drilling allows drilling of multiple wells from a single offshore platform or a land-based pad site. It also allows drilling of horizontal wells and penetration of multiple reservoir pay zones from a single wellbore. We supply a range of specialized, patented equipment for directional drilling, and real-time wellbore logging, including:

•

Measurement while drilling (MWD) and logging while drilling (LWD)—MWD and LWD measure, respectively, wellbore trajectory and formation properties, in real time, while the well is being drilled, to enable it to be steered into its optimum position.

•

Rotary steerable systems (RSS)—These systems allow control of wellbore trajectory while maintaining continuous rotation of the drillstring at the surface. RSS technology is crucial for enabling long, step-out, directional wells and for reducing completion-running complications resulting from abrupt small-scale hole-angle changes caused by conventional drilling methods.

•

Directional drilling services—These services include surveying, design and operational support for directional and horizontal drilling and performance drilling in vertical wells; products include drilling motors and other associated equipment, software and expertise required to deliver the well on target as efficiently as possible.

Our directional drilling capabilities are supported by our engineering facilities in Houston and other locations globally, which house and support qualified engineers, scientists and technicians, all focused on developing technologies for the MWD/LWD and directional drilling markets, both land based and offshore.

Secure DrillingSM services—Our Secure Drilling services minimize the risk of drilling hazards related to a wellbore’s pressure profile, and optimize life-of-well performance. Weatherford’s Secure Drilling offerings are provided through three techniques: 1) Managed Pressure Drilling; 2) Underbalanced Drilling; and 3) Air Drilling.

•

Managed Pressure Drilling (MPD)—This technique provides an advanced method of controlling the well using a closed, pressurized fluid system and software-based monitoring and control system that more precisely controls the wellbore pressure profile than mud weight adjustments alone. The main objective of MPD is to optimize drilling processes by decreasing non-productive time and mitigating drilling hazards.

•

Underbalanced Drilling (UBD)—This technique is used in development, exploration and mature field applications to minimize formation damage and maximize productivity. UBD is drilling with bottomhole pressure that is maintained below reservoir pressure to intentionally invite fluid influx. This technique permits the reservoir to flow while drilling takes place, thereby improving well productivity by protecting the formation from damage by the drilling fluids.

•

Air Drilling—This technique applies reduced density fluid systems to drill sub-hydrostatically. Air drilling is used primarily in hard rock applications to reduce drilling costs by increasing the rate of penetration.

A full range of downhole equipment, such as high temperature motors, wireline steering tools, drillpipe, air rotary hammer drills, casing exit systems, downhole deployment valves and downhole data acquisition equipment, make our product offerings unique.

Well Testing—Well testing uses specialized equipment and procedures to obtain essential information about oil and gas wells after the drilling process has been completed. Typical information derived may include reservoir boundaries, reservoir pressure, formation permeability, formation porosity and formation fluid composition.

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

Drilling-with-casing and drilling-with-liner (DwC and DwL) systems—These systems allow operators to simultaneously drill and case oil and natural gas wells. Our DwC and DwL techniques eliminate downhole complexity, reducing expensive rig modifications and the number of trips downhole. Consequently, drilling hazards are mitigated, well construction is simplified, and productivity can be improved when drilling through the reservoir.

Surface Logging Systems—Often referred to as mud logging, this is a well-site service that uses fluid and gas samples along with drilling cuttings to evaluate the geology and geochemistry of the formation as it is being drilled. The derived data and interpretation is used to help geologists and drillers ensure that the well is placed in the most productive formation to maximize ultimate well productivity.

Well Construction

This grouping includes the primary services and products required to construct a well and spans tubular running services, cementing products, liner systems, swellable products, solid tubular expandable technologies and inflatable products.

Tubular Running Services—These services consist of a wide variety of tubular connection and installation services for the drilling, completion and workover of an oil or natural gas well. We provide tubular handling, preparation, inspection and wellsite installation services from a single source. We offer a suite of products and services for improving rig floor operations by reducing personnel exposure, increasing operational efficiency and improving safety. We also specialize in critical-service installations where operating conditions, such as downhole environments and/or metallurgical characteristics, call for specific handling technology.

Cementing Products—Cementing operations comprise one of the most expensive phases of well completion. We produce specialized equipment that allows operators to centralize the casing throughout the wellbore and control the displacement of cement and other fluids for proper zonal isolation. From centralizers and float equipment to exclusive surge reduction and torque and drag reduction tools, we have engineered technical advancements into our portfolio to provide the best performance and overall value. Our cementing engineers also analyze complex wells and provide all job requirements from pre-job planning to installation for optimal cementing results.

Liner Systems—Liner hangers allow suspension of strings of casing within a wellbore without the need to extend the casing to the surface. Most directional wells include one or more liners to optimize casing programs. We offer both drilling and production liner hangers. Drilling liners are used to isolate areas within the well during drilling operations. Production liners are used in the producing area of the well to support the wellbore and to isolate various sections of the well.

Swellable Products—Weatherford has combined swellable elastomer technologies with our packers and centralization technology to address well construction challenges. Our Micro-Seal™ isolation system combines swellable technology with mechanical cementing products to isolate microannular voids or discrete reservoir intervals in oil, gas and injection wells. We have four main swellable packers offering Genisis®, Nemisis®, Morphisis®, and Genisis FT for zonal isolation. All of these products incorporate oil swell, water swell or the industry’s only customizable, dual-fluid activated swellable hybrid elastomers.

Solid Tubular Expandable Technologies—Proprietary expandable tools are being developed for downhole solid tubular applications in well remediation, well completion and well construction. Our solid tubular expandable products include the MetalSkin® line and the HydraSkin™ System. MetalSkin systems are used for well cladding to shut off zones, retro-fit corroded sections of casing and strengthen existing casing. MetalSkin open-hole clad systems are used for controlling drilling hazards such as unwanted fluid loss or influx and as slim-bore drilling liners. Slim-bore and, ultimately, monobore liner systems are designed to allow significant cost reductions by reducing consumables for drilling and completion of wells, allowing use of smaller rigs and reducing cuttings removal needs. The benefits are derived because of the potential of expandable technologies to significantly reduce or eliminate the reverse-telescoping architecture inherent in traditional well construction. The HydraSkin system is a hydraulic bottom-up expansion system that can be used for increased diameter efficiency in either planned or contingency operations.

Inflatable Products—We offer a complete line of inflatable products and accessories that are designed to provide permanent or temporary zonal isolation at any phase of a well’s life. Annulus casing packers (ACP™) are run integral to the casing string and will permanently isolate critical wellbore locations and eliminate squeeze jobs or reduce uneconomical water/gas production. In some applications, significant improvements in well economics are achieved by eliminating primary cementing, perforating and wellbore cleanup operations, resulting in lower costs and higher initial production rates. Used in conjunction with an ACP™, mechanical port collars (MPC’s) are designed to allow selective placement of cement while providing fullbore access. Inflatable production packers (IPPs) provide temporary or permanent isolation between the work string and casing or open hole during drilling or production phases. IPPs are used to perform testing, stimulation and/or temporary abatement. Our inflatable portfolio provides value-driven zonal isolation solutions.

Integrated Drilling

We have the ability to offer project management services to our clients, in which we provide a number of products and services needed to drill and complete a well, including the rig. All of our land drilling rigs are located outside of North America.

Completion Systems

We offer our clients a comprehensive line of completion tools, sand screens and reservoir optimization technologies. These products and services include the following:

Completion Tools—These tools are incorporated into the tubing string used to transport hydrocarbons from the reservoir to the surface. We offer a wide range of devices for enhancing the safety and functionality of the production string, including permanent and retrievable packer systems, subsurface safety systems, flow control systems, specialized downhole isolation valves, ZoneSelect™ multizone frac completions systems and associated servicing equipment. Over the past decade, we have evolved our portfolio from one of basic cased-hole commodity products to one that focuses more heavily on reservoir based completions and cased hole systems for high-pressure/high-temperature environments.

Sand Screens—Sand production often results in premature failure of artificial lift and other downhole and surface equipment and can obstruct the flow of oil and natural gas. To remedy this issue, we provide two different sand screen approaches: conventional and expandable.

•

Conventional Sand Screens—These products are used in the fluid-solid separation processes and have a variety of product applications. Our primary application of well screens is for the control of sand in unconsolidated formations. We offer premium, pre-pack and wire-wrap sand screens. We also offer a FloReg™ line of inflow control devices that balance horizontal wellbore production, ultimately maximizing reservoir drainage. We also operate the water well and industrial screen business of Johnson Screens. Served markets include water well, petrochemical, wastewater treatment and surface water intake, mining and general industrial applications.

•

Expandable Sand Screens (ESS)—Our ESS systems are proprietary step-change sand control devices that reduce cost and improve production. These systems aid productivity because they stabilize the wellbore, prevent sand migration and have a larger inner diameter. ESS technology can replace complex gravel-packing techniques in many sand control situations.

Reservoir Optimization—Our intelligent completion technology (ICT) uses downhole optical and electronic sensing to allow operators to remotely monitor the downhole pressure, temperature, flow rate, water cut and seismic activity of each well. This advanced monitoring capability allows the operator to monitor the reaction of the reservoir to the production of the well. Combining monitoring with multiple-zone downhole flow control allows the operator to optimize well production by choking back zones that produce water while opening up zones that produce more oil.

Drilling Tools

We design and manufacture patented tools, including our drilling jars, underreamers, rotating control devices and other pressure-control equipment used in drilling oil and natural gas wells. We also offer a broad selection of in-house or third-party manufactured equipment for the drilling, completion and workover of oil and natural gas wells. We offer these proprietary and nonproprietary drilling tools to our clients—primarily operators and drilling contractors—on a rental basis, allowing the clients to use unique equipment to improve drilling efficiency without the cost of holding that equipment in inventory.

Our drilling tools include the following:

•	Drillpipe and related drillstem tools, drill collars, and heavyweight pipe;

•	Downhole tools, including drilling jars, shock tools and underreamers;

•	Pressure-control equipment such as blowout preventers, high-pressure valves, accumulators, adapters and choke-and-kill manifolds; and

•	Tubular handling equipment such as elevators, spiders, slips, tongs and kelly spinners.

Wireline and Evaluation Services

Wireline and evaluation services, in concert with surface logging systems and LWD, form a data acquisition and interpretation capability that enable clients with an integrated approach to formation evaluation and reservoir characterization. Open hole wireline services and logging while drilling compliment laboratory-derived analysis of core and reservoir fluid samples. When combined with geosciences consulting, this integrated capability provides the data and interpretation to reduce reservoir uncertainty and ultimately optimize production and maximize recovery.

Wireline Services—Wireline services measure the physical properties of underground formations to help determine the location and potential deliverability of oil and gas from a reservoir. Wireline services are provided from surface logging units, which lower tools and sensors into the wellbore mainly on a single or multiple conductor wireline.

The provision of wireline and associated interpretation services is divided into four categories: open hole wireline, petroleum consulting, cased hole wireline and slickline services.

•

Open Hole Wireline—This service helps locate oil and gas by measuring certain characteristics of geological formations and providing permanent records called “logs.” Open hole logging can be performed at different intervals during the well drilling process or immediately after a well is drilled. The logging data provides a valuable benchmark to which future well management decisions may be referenced. The open hole sensors are used to determine well lithology and the presence of hydrocarbons. Formation characteristics such as resistivity, density and porosity are measured using electrical, nuclear, acoustic, magnetic and mechanical technologies.

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

•

Petroleum Consulting—Our Petroleum Consulting business provides services to operators worldwide in the geoscience and engineering domain. It offers clients integrated formation evaluation and well engineering support and consultancy. The business further offers domain experts in the area of unconventional resources, geomechanics, field development planning, production optimization, well engineering and project management.

•

Cased Hole Wireline—This service is performed at various times throughout the life of the well and includes perforating, completion logging, production logging and casing integrity services. Perforating creates the flow path between the reservoir and the wellbore. Production logging can be performed throughout the life of the well to measure temperature, fluid type, flow rate, pressure and other reservoir characteristics. In addition, cased hole services may involve wellbore diagnostics and remediation, which could include the positioning and installation of various plugs and packers to maintain production or repair well problems, and casing inspection for internal or external abnormalities in the casing string.

•

Slickline Services—This service uses a solid steel or braided nonconductor line, in place of a single or multiple conductor braided line used in electric logging, to run downhole memory tools, manipulate downhole production devices and provide fishing services primarily in producing wells.

Laboratory Services—These services help clients plan the development of new and existing oil and gas production fields. Specifically, a global network of laboratories provides support in terms of fluid and reservoir characterization, specialized core and fluid testing, enhanced oil recovery, rock strength and characterization, sour richness and maturity, sorption properties assessment and reservoir flow studies.

Production and Produced Water Systems—These systems help clients manage water handling during fracturing, production, disposal and enhanced oil recovery operations. Weatherford provides complete production solutions for field development and/or production optimization projects. Our engineering consultancy services and project management extend through construction to commissioning and operations for: early production facilities (the rapid design, construction and operation of complex, often remote installations), engineered resources, extended well testing, field development studies, FPSO topsides, permanent production facilities, project management and supply chain management.

Re-entry and Fishing

Our re-entry, fishing and thru-tubing services help clients repair wells that have mechanical problems or that need work to prolong production of oil and natural gas reserves.

Re-entry Services—Our re-entry services include casing exit services and advanced multilateral systems. Conventional and advanced casing exit systems allow sidetrack and lateral drilling solutions for clients who either cannot proceed down the original well track or want to drill lateral wells from the main or parent wellbore.

Fishing Services—Fishing services are provided through teams of experienced fishing tool supervisors and a comprehensive line of fishing and milling tools. Our teams provide conventional fishing services, such as removing wellbore obstructions, including stuck or dropped equipment, tools, drillstring components and other debris, that have been lost downhole unintentionally during the drilling, completion or workover of new and old wells. Specialty fishing tools required in these activities include fishing jars, milling tools, casing cutters, overshots and spears. Our fishing services also include well patches and extensive plug-and-abandonment products.

Thru-tubing Services—Thru-tubing services are used in well re-entry activity to allow operators to perform complex drilling, completion and cementing activities from existing wellbores without removing existing production systems. We provide a full range of thru-tubing services and products, including drilling motors, casing exits, fishing and milling, zonal isolation packers and other well remediation services.

Well Abandonment Services—Oil or gas wells ultimately reach their economic limit or can be irreparably damaged. In these situations, the well must be abandoned according to regulatory requirements that ensure it will pose no safety or environmental hazards. Weatherford combines proprietary well abandonment technology, complementary intervention equipment, and a global team of dedicated specialists to ensure that this critical phase in the well’s life cycle goes smoothly and safely.

Wellbore Cleaning—Remnants of drilling fluid and other debris can damage equipment, jeopardize well completion or even shorten a well’s lifespan. A cost-effective alternative to workovers, our CLEARMAX™ wellbore cleaning services incorporate specialized chemical, hydraulic and mechanical technologies to remove lingering debris, safely and efficiently.

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

Other Business Data

Competition

We provide our products and services worldwide, and compete in a variety of distinct segments with a number of competitors. Our principal competitors include Baker Hughes, Halliburton and Schlumberger. We also compete with various other regional suppliers that provide a limited range of equipment and services tailored for local markets. Competition is based on a number of factors, including performance, safety, quality, reliability, service, price, response time and, in some cases, breadth of products.

Raw Materials

We purchase a wide variety of raw materials as well as parts and components made by other manufacturers and suppliers for use in our manufacturing. Many of the products sold by us are manufactured by other parties. We are not dependent on any single source of supply for any of our raw materials or purchased components.

Customers

Our principal customers consist of major and independent oil and natural gas producing companies. During 2011 and 2010, there was no individual customer who accounted for more than 10% of our consolidated revenues. Revenue from Petroleos Mexicanos (“Pemex”) accounted for approximately 13% of our revenues during 2009. No other individual customer accounted for more than 10% of our consolidated revenues during 2009.

Research and Development and Patents

We maintain world-class technology and training centers throughout the world. Our 34 research, development and engineering facilities are focused on improving existing products and services and developing new technologies to meet customer demands for improved drilling performance and enhanced reservoir productivity. Our expenditures for research and development totaled $245 million in 2011, $216 million in 2010 and $196 million in 2009.

As many areas of our business rely on patents and proprietary technology, we seek patent protection both inside and outside the U.S. for products and methods that appear to have commercial significance. In the U.S., we currently have 1,411 patents issued and over 430 pending. We have 3,070 patents issued in international jurisdictions and over 1,100 pending. We amortize patents over the years that we expect to benefit from their existence, which is limited by the life of the patent, and ranges from three to 20 years.

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

Our 2011 expenditures to comply with environmental laws and regulations were not material, and we currently do not expect the cost of compliance with environmental laws and regulations for 2012 to be material.

Employees

At December 31, 2011, we employed approximately 61,000 employees. Certain of our operations are subject to union contracts. These contracts cover approximately 23% of our employees. We believe that our relationship with our employees is generally satisfactory.

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

From time to time, we update the various factors we consider in making our forward-looking statements and the assumptions we use in those statements. However, we undertake no obligation to correct, update or revise any forward-looking statement, whether as a result of new information, future events, or otherwise, except to the extent required under federal securities laws. The following sets forth various assumptions we use in our forward-looking statements, as well as risks and uncertainties relating to those statements. Certain of the risks and uncertainties may cause actual results to be materially different from projected results contained in forward-looking statements in this report and in our other disclosures. These risks and uncertainties include, but are not limited to, those described below under Item 1A—Risk Factors and the following:

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

•

We may be unable to recognize our expected revenues from current and future contracts. Our customers, many of whom are national oil companies, often have significant bargaining leverage over us and may elect to cancel or revoke contracts, not renew contracts, modify the scope of contracts or delay contracts, in some cases preventing us from realizing expected revenues and/or profits. The 2011 conflict in Libya and the continued security problems have slowed, and may continue to slow or ultimately prevent, collection of certain accounts receivable generated in Libya. Our projections assume that our customers will honor the contracts we have been awarded and that those contracts and the business that we believe is otherwise substantially firm will result in anticipated revenues in the periods for which they are scheduled.

•

Currency fluctuations could have a material adverse financial impact on our business. A material change in currency rates in our markets could affect our future results as well as affect the carrying values of our assets. Any hedging activity in which we engage may not adequately protect us from these fluctuations. The terms and size of our hedges are based on the information available to us at the time we enter into them. As a result, our hedging activity may not entirely off set our exposures. World currencies have been subject to significant volatility. Due to the volatility we may be unable to enter into foreign currency contracts at a reasonable cost. As we are not able to predict changes in currency valuations, our forward-looking statements assume no material impact from future changes in currency exchange rates.

•

Our ability to manage our workforce could affect our projected results. We employ tens of thousands of people on six continents in a multitude of legal jurisdictions with differing labor laws. Our need for human resources varies from time to time and place to place corresponding largely to global drilling and production activity. In a climate of decreasing demand, we are faced with managing our workforce levels to control costs without impairing our ability to provide services to our customers and in compliance with various local laws. Conversely, in a climate of increasing demand, we are faced with the challenge of recruiting and retaining a skilled workforce at a reasonable cost. Our forward-looking statements assume we will be able to manage, cost effectively, our workforce in all jurisdictions in which we operate in both up cycles and down cycles.

•

Increases in the prices and availability of our raw materials could affect our results of operations. We use large amounts of raw materials (including steel and other metals, chemicals, plastics, polymers and energy inputs) for manufacturing our products and some of our fixed assets. The price of these raw materials has a significant impact on our cost of producing products for sale or constructing fixed assets used in our business. We have assumed that the prices of our raw materials will remain within a manageable range and will be readily available. If we are unable to obtain necessary raw materials or if we are unable to minimize the impact of increased raw material costs or to realize the benefit of cost decreases in a timely fashion through our supply chain initiatives or pricing, our margins and results of operations could be adversely affected.

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

•

Rapid increases in demand for our products may challenge our supply chain. Many of our products have months-long manufacturing lead times, and we must maintain appropriate levels of manufacturing facilities and trained personnel to ensure the quality and safety of our supply chain. During periods of rapidly increasing or unexpected demand, we may not be able to manufacture sufficient quantities of certain products to meet our customers’ demands, which could result in lost opportunities and reputational damage. Conversely, during periods of rapidly decreasing or unexpected declines in demand, we may have committed resources to manufacturing resulting in excess inventories, or we may have underutilized manufacturing capacity, which could adversely affect our financial condition. Our forward-looking statements assume we will be able to forecast and manage our supply chain needs and inventory levels efficiently.

•

Our long-term growth depends upon technological innovation and commercialization. Our ability to deliver our long-term growth strategy depends in part on the commercialization of new technology. A central aspect of our growth strategy is to improve our products and services through innovation, to obtain technologically advanced products through internal research and development and/or acquisitions, to protect proprietary technology from unauthorized use and to expand the markets for new technology by leveraging our worldwide infrastructure. Our success will depend on our ability to commercialize the technology that we have acquired and demonstrate the enhanced value our technology brings to our customers’ operations. Our major technological advances include, but are not limited to, those related to controlled pressure drilling and testing systems, expandable solid tubulars, expandable sand screens and intelligent well completion. Our forward-looking statements have assumed successful commercialization of, and above-average growth from, our new products and services, as well as legal protection of our intellectual property rights.

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

•

A downturn in our industry could affect the carrying value of our goodwill. As of December 31, 2011, we had approximately $4.4 billion of goodwill. Our estimates of the value of our goodwill could be reduced in the future as a result of various factors, including market factors, some of which are beyond our control. Our forward-looking statements do not assume any future goodwill impairment. Any reduction in the fair value of our businesses may result in an impairment charge and therefore adversely affect our results.

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

•

U.S. Government and internal investigations could affect our results of operations. We are currently involved in government and internal investigations involving our operations. We are in negotiations with the government agencies to resolve these matters, but we cannot yet anticipate the timing, outcome or possible impact of the ultimate resolution of these investigations, financial or otherwise. The governmental agencies involved in these investigations have a broad range of civil and criminal penalties they may seek to impose against corporations and individuals for violations of trade sanction laws, the Foreign Corrupt Practices Act and other federal statutes including, but not limited to, injunctive relief, disgorgement, fines, penalties and modifications to business practices and compliance programs. In recent years, these agencies and authorities have entered into agreements with, and obtained a range of penalties against, several corporations and individuals in similar investigations, under which civil and criminal penalties were imposed, including in some cases fines and other penalties and sanctions in the tens and hundreds of millions of dollars. These agencies likely will seek to impose penalties of some amount against us for past conduct in several countries, but the ultimate amount of any penalties we may pay currently cannot be reasonably estimated. Under trade sanction laws, the U.S. Department of Justice may also seek to impose modifications to business practices, including immediate cessation of all business activities in specific countries or other limitations that decrease our business, and modifications to compliance programs, which may increase compliance costs. Any injunctive relief, disgorgement, fines, penalties, sanctions or imposed modifications to business practices and the on-going costs resulting from these investigations could adversely affect our results of operations. Through December 31, 2011, we have incurred $40 million for costs in connection with our exit from certain sanctioned countries and incurred $123 million for legal and professional fees in connection with complying with and conducting these on-going investigations. This amount excludes the costs we have incurred to augment and improve our compliance function. We may have additional charges related to these matters in future periods, which costs may include labor claims, contractual claims, penalties assessed by customers, and costs, fines, taxes and penalties assessed by local governments, but we cannot quantify those charges or be certain of the timing of them. In addition, the SEC and Department of Justice are investigating the circumstances surrounding the material weakness in the Company’s internal controls over financial reporting for income taxes that was disclosed on Forms 8-K on March 1, 2011 and February 21, 2012 and the related restatements of historical financial statements. We are cooperating with the government investigations.

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

•

Political disturbances, war, or terrorist attacks and changes in global trade policies could adversely impact our operations. We operate in over 100 countries, and as such are at risk of various types of political activities, including acts of insurrection, war, terrorism, nationalization of assets and changes in trade policies. We have assumed there will be no material political disturbances or terrorist attacks and there will be no material changes in global trade policies that affect our business. In early 2011, our operations in Libya, Algeria, Tunisia, Egypt, and to a lesser extent Yemen and Bahrain were disrupted by political revolutions and uprisings in these countries. Conflict in Libya and lesser political disturbances elsewhere in the Middle East and North Africa regions are ongoing, and our operations in Libya have not resumed. During 2011, these six countries accounted for approximately 3% of our global revenue, down from 6% in 2010. We take steps to secure our personnel and assets in affected areas and resume or continue operations where it is safe for us to do so; our forward-looking statements assume we will do so successfully. In Libya, we evacuated all of our non-Libyan employees and their families shortly after hostilities commenced and we have assumed our operations in Libya will not resume in 2012. In the fourth quarter of 2011, following an examination of our assets in affected countries, we recognized an expense of $59 million primarily to establish a reserve for receivables, machinery and equipment and inventory in Libya. Given our evacuation from the country, it may be difficult, if not impossible, for us to safeguard and recover all of our operating assets; our ability to do so will depend on the local turn of events. At December 31, 2011, we had in Libya inventory and property, plant and equipment with a carrying value of approximately $118 million, as well as $31 million of accounts receivable. We risk loss of assets in any location where hostilities arise and persist. In these areas we also may not be able to perform the work we are contracted to perform, which could lead to forfeiture of performance bonds. We have assumed that cessation of business activities in other parts of the Middle East and North Africa regions due to political turmoil will be short-lived, that the negative impact on our business will not be material, and that the region will not experience further disruptive political revolution in the near term. However, if political violence were to curtail our activities in other countries in the region from which we derive greater business, such as Saudi Arabia, Iraq and Algeria, and particularly if political activities were to result in prolonged violence or conflict, we may fail to achieve the results reflected in our forward-looking statements.

•

The material weakness in accounting for income taxes could have an adverse effect on our share price or our debt ratings and our ability to report our financial information timely and accurately. If we are unable to effectively remediate this material weakness in a timely manner, we could lose investor confidence in the accuracy and completeness of our financial reports, which could have an adverse effect on our share price and could subject us to additional potentially costly shareholder litigation or government inquiries. Further, if we are unable to effectively remediate this material weakness in a timely manner, our failure to do so could limit our ability to obtain financing, harm our reputation or result in debt rating agencies adjusting the ratings on our debt downward. Our forward-looking statements assume we will be able to remediate the material weakness in a timely manner and will maintain an effective internal control environment in the future.

•

Recent turmoil in the credit markets may reduce our access to capital or reduce the availability of financial risk-mitigation tools. The worldwide credit markets experienced turmoil and uncertainty from mid-2008 through most of 2009, and certain markets remained challenging in parts of 2010. In 2011, several important financial and banking institutions were perceived to be overexposed to credit risks with respect to certain sovereign debt. We do not have access to complete information about the exposures of any particular institution, and we cannot predict what systemic risks may exist to a failure of any sovereign debtor, major financial institution or bank. Our forward-looking statements assume that the financial institutions that have committed to extend us credit will honor their commitments under our credit facilities and that capital markets will remain orderly. If one or more of those institutions becomes unwilling or unable to honor its commitments, our access to liquidity could be impaired and our cost of capital to fund growth could increase. We use interest rate and foreign exchange swap transactions with financial institutions to mitigate certain interest rate and foreign exchange risks associated with our capital structure and our business. Our forward-looking statements assume that those tools will continue to be available to us at prices we deem reasonable. However, the failure of any counterparty to honor a swap agreement could reduce the availability of these financial risk mitigation tools or could result in the loss of expected financial benefits.

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

Item 1A. Risk Factors

An investment in our securities involves various risks. When considering an investment in our securities, you should consider carefully all of the risk factors described below, the matters discussed on the foregoing pages under “Business-Forward-Looking Statements,” as well as other information included and incorporated by reference in this report.

Physical dangers are inherent in our operations and may expose us to significant potential losses. Personnel and property may be harmed during the process of drilling for oil and natural gas.

Drilling for and producing hydrocarbons, and the associated products and services that we provide, include inherent dangers that may lead to property damage, personal injury, death or the discharge of hazardous materials into the environment. Many of these events are outside our control. Typically, we provide products and services at a well site where our personnel and equipment are located together with personnel and equipment of our customer and third parties, such as other service providers. At many sites, we depend on other companies and personnel to conduct drilling operations in accordance with appropriate safety standards. From time to time, personnel are injured or equipment or property is damaged or destroyed as a result of accidents, failed equipment, faulty products or services, failure of safety measures, uncontained formation pressures, or other dangers inherent in drilling for oil and natural gas. Any of these events can be the result of human error. With increasing frequency, our products and services are deployed on more challenging prospects both onshore and offshore, where the occurrence of the types of events mentioned above can have an even more catastrophic impact on people, equipment and the environment. Such events may expose us to significant potential losses.

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

Further, our assets generally are not insured against loss from political violence such as war, terrorism or civil commotion. If any of our assets are damaged or destroyed as a result of an uninsured cause, we could recognize a loss of those assets.

Our business may be exposed to uninsured claims, and litigation might result in significant potential losses.

In the ordinary course of business, we become the subject of various claims and litigation. We maintain liability insurance, which includes insurance against damage to people, property and the environment, up to maximum limits of $588 million, subject to self-insured retentions and deductibles of up to $3 million, per occurrence.

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

Our insurance may not be sufficient to cover any particular loss, or our insurance may not cover all losses. For example, although we maintain product liability insurance, this type of insurance is limited in coverage and it is possible an adverse claim could arise in excess of our coverage. Finally, insurance rates have in the past been subject to wide fluctuation. In response to the April 2010 catastrophic accident in the Gulf of Mexico, insurance rates are volatile and increasing, and some forms of insurance may become entirely unavailable in the future or unavailable on terms that we or our customers believe are economically acceptable. Reductions in coverage, changes in the insurance markets and accidents affecting our industry may result in further increases in our cost and higher deductibles and retentions in future years and may also result in reduced activity levels in certain markets. Any of these events would have an adverse impact on our financial performance.

Our operations are subject to environmental and other laws and regulations that may expose us to significant liabilities and could reduce our business opportunities and revenues.

We are subject to various laws and regulations relating to the energy industry in general and the environment in particular. An environmental claim could arise with respect to one or more of our current businesses, products or services, or a business or property that one of our predecessors owned or used, and such claims could involve material expenditures. Generally, environmental laws have in recent years become more stringent and have sought to impose greater liability on a larger number of potentially responsible parties. The scope of regulation of our industry and our products and services may increase further following the April 2010 accident in the Gulf of Mexico, including possible increases in liabilities or funding requirements imposed by governmental agencies. We also cannot ensure that our future business in the deepwater Gulf, if any, will be profitable in light of new regulations that have been and may continue to be promulgated and in light of the current risk environment and insurance markets. Further, additional regulations on deepwater drilling elsewhere in the world could be imposed as a result of the Deepwater Horizon incident, and those regulations could limit our business where they are imposed. In addition, members of the U.S. Congress, the U.S. Environmental Protection Agency and various agencies of several states within the U.S. are reviewing more stringent regulation of hydraulic fracturing, a service we provide to clients, and regulators are investigating whether any chemicals used in the fracturing process might adversely affect groundwater. In 2011, several states within the U.S. passed new laws and regulations concerning hydraulic fracturing. A significant portion of North American service activity today is directed at prospects that require hydraulic fracturing in order to produce hydrocarbons. Additional regulation could increase the costs of conducting our business and could materially reduce our business opportunities and revenues if our customers decrease their levels of activity in response to such regulation.

We have significant operations that would be adversely impacted in the event of war, political disruption, civil disturbance, economic and legal sanctions or changes in global trade policies.

Like most multinational oilfield service companies, we have operations in certain international areas, including parts of the Middle East, Africa, Latin America, the Asia Pacific region and the former Soviet Union, that are subject to risks of war, political disruption, civil disturbance, economic and legal sanctions (such as restrictions against countries that the U.S. government may deem to sponsor terrorism) and changes in global trade policies. Our operations may be restricted or prohibited in any country in which the foregoing risks occur.

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

In early 2011, our operations in Libya, Algeria, Tunisia, Egypt, and to a lesser extent Yemen and Bahrain were disrupted by political revolutions and uprisings in these countries. Conflict in Libya and lesser political disturbances elsewhere in the Middle East and North Africa regions are ongoing, and our operations in Libya have not resumed. During 2011, these six countries accounted for approximately 3% of our global revenue, down from 6% in 2010.

We take steps to secure our personnel and assets in affected areas and resume or continue operations where it is safe for us to do so; our forward-looking statements assume we will do so successfully. In Libya, we evacuated all of our non-Libyan employees and their families shortly after hostilities commenced and we have assumed our operations in Libya will not resume in 2012.

In the fourth quarter of 2011, following an examination of our assets in affected countries, we recognized an expense of $59 million primarily to establish a reserve against receivables, machinery and equipment and inventory in Libya. Given our evacuation from the country, it may be difficult, if not impossible, for us to safeguard and recover all of our operating assets; our ability to do so will depend on the local turn of events. At December 31, 2011, we had in Libya inventory, property, plant and equipment with a carrying value of approximately $118 million, as well as $31 million of accounts receivable. We risk loss of assets in any location where hostilities arise and persist. In these areas we also may not be able to perform the work we are contracted to perform, which could lead to forfeiture of performance bonds.

We are involved in several governmental and internal investigations, which are costly to conduct, have resulted in a loss of revenue and may result in substantial financial penalties.

We are currently involved in government and internal investigations.

Until 2003, we participated in the United Nations oil-for-food program governing sales of goods and services into Iraq. The U.S. Department of Justice (“DOJ”) and the SEC have undertaken investigations of our participation in the oil-for-food program and have subpoenaed certain documents in connection with these investigations. We have cooperated fully with these investigations. We have retained legal counsel, reporting to our audit committee, to investigate this matter. We have been in negotiations with the government agencies to resolve these matters for more than a year, but we cannot yet anticipate the timing, outcome or possible impact of the ultimate resolution of the investigations, financial or otherwise.

The U.S. Department of Commerce, Bureau of Industry & Security, Office of Foreign Assets Control (“OFAC”), DOJ and SEC have undertaken investigations of allegations of improper sales of products and services by the Company and its subsidiaries in certain sanctioned countries. We have cooperated fully with this investigation. We have retained legal counsel, reporting directly to our audit committee, to investigate these matters. We have been in negotiations with the government agencies to resolve these matters for more than a year, and we believe those negotiations have advanced significantly, but significant uncertainties remain and therefore we cannot yet anticipate the timing, outcome or possible impact of the ultimate resolution of the investigation, financial or otherwise.

In light of these investigations, the U.S. and foreign policy environment and the inherent uncertainties surrounding these countries, we decided in September 2007 to direct our foreign subsidiaries to discontinue doing business in countries that are subject to comprehensive U.S. economic and trade sanctions, specifically Cuba, Iran, and Sudan, as well as Syria. Effective September 2007, we ceased entering into any new contracts in these countries and began an orderly discontinuation and winding down of our existing business in these sanctioned countries. Effective March 31, 2008, we substantially completed our winding down of business in these countries. We subsequently conducted further withdrawal activities, pursuant to the licenses issued by OFAC, which have now ceased. Certain of our subsidiaries continue to conduct business in countries such as Myanmar that are subject to more limited U.S. trading sanctions. In 2011, the country of South Sudan came into formal existence without the same sanction restrictions as those imposed upon Sudan; the Company may operate in South Sudan.

The DOJ and SEC are investigating our compliance with the Foreign Corrupt Practices Act (“FCPA”) and other laws worldwide. We have retained legal counsel, reporting to our audit committee, to investigate these matters and to cooperate fully with the DOJ and SEC. As part of our investigations, we have uncovered potential violations of U.S. law in connection with activities in several jurisdictions. We have been in negotiations with the government agencies to resolve these matters for more than a year, but we cannot yet anticipate the timing, outcome or possible impact of the ultimate resolution of the investigations, financial or otherwise.

The DOJ, SEC and other agencies and authorities have a broad range of civil and criminal penalties they may seek to impose against corporations and individuals for violations of trade sanctions laws, the FCPA and other federal statutes including, but not limited to, injunctive relief, disgorgement, fines, penalties and modifications to business practices and compliance programs. In recent years, these agencies and authorities have entered into agreements with, and obtained a range of penalties against, several corporations and individuals in similar investigations, under which civil and criminal penalties were imposed, including in some cases fines and other penalties and sanctions in the tens and hundreds of millions of dollars. These agencies are seeking to impose penalties against us for past conduct, but the ultimate amount of any penalties we may pay currently cannot be reasonably estimated. Under trade sanctions laws, the DOJ may also seek to impose modifications to business practices, including immediate cessation of all business activities in specific countries or other limitations that decrease our business, and modifications to compliance programs, which may increase compliance costs. Any injunctive relief, disgorgement, fines, penalties, sanctions or imposed modifications to business practices resulting from these investigations could adversely affect our results of operations, and the cost of our investigations have been significant. In addition, our historical activities in sanctioned countries, such as Sudan and Iran, could result in certain investors, such as government-sponsored pension funds, divesting of, or not investing in, our shares. Based on available information, we cannot predict what, if any, actions the DOJ, SEC or other authorities will take in our situation or the effect any such actions will have on our consolidated financial position or results of operations. To the extent we violated trade sanctions laws, the FCPA, or other laws or regulations, fines and other penalties may be imposed. Because these matters are now pending before the indicated agencies, and we currently cannot reasonably estimate the ultimate amount of any penalties we may pay, there can be no assurance that actual fines or penalties, if any, will not have a material adverse effect on our business, financial condition, liquidity or results of operations.

To date, we have incurred $40 million for costs in connection with our exit from sanctioned countries and incurred $123 million for legal and professional fees in connection with complying with and conducting these on-going investigations.

In addition, the SEC and Department of Justice are investigating the circumstances surrounding the material weakness in the Company’s internal controls over financial reporting for income taxes that was disclosed on Forms 8-K on March 1, 2011 and February 21, 2012 and the related restatements of historical financial statements. We are cooperating with the investigation.

Our significant operations in foreign countries expose us to currency fluctuation risks or devaluation.

A portion of our net assets are located outside the U.S. and are carried on our books in local currencies. Changes in those currencies in relation to the U.S. dollar result in translation adjustments, which are reflected as accumulated other comprehensive income (loss) in the shareholders’ equity section in our Consolidated Balance Sheets. We recognize remeasurement and transactional gains and losses on currencies in our Consolidated Statements of Income, which may adversely impact our results of operations. We enter into foreign currency forward contracts and other derivative instruments as an effort to reduce our exposure to currency fluctuations; however, there can be no assurance that these hedging activities will be effective in reducing or eliminating foreign currency risks.

In certain foreign countries, a component of our cost structure is denominated in a different currency than our revenues. In those cases, currency fluctuations could adversely impact our operating margins.

In January 2010, the Venezuelan government announced its intention to devalue its currency and move to a two-tier exchange structure. The official exchange rate moved from 2.15 to 2.60 for essential goods and from 2.15 to 4.30 for non-essential goods and services. Our Venezuelan entities maintain the U.S. dollar as their functional currency. In connection with this devaluation, we incurred a charge of $64 million for the remeasurement of our net monetary assets denominated in Venezuelan bolivars at the date of the devaluation, which was not tax deductible in Venezuela. We also recorded a $24 million tax benefit for local Venezuelan income tax purposes related to our net U.S. dollar-denominated monetary liability position in the country. Effective January 1, 2011, the Venezuelan government again modified the fixed rate of exchange, eliminating the two-tier structure and establishing 4.30 as the official exchange rate for all goods and services. This modification did not have a material impact to our financial position or results of operations. As of December 31, 2011, we had a net monetary asset position denominated in Venezuelan bolivars of approximately $185 million comprised primarily of cash and accounts receivable. We are continuing to explore opportunities to reduce our exposure but should devaluation occur in the future, we may be required to take further charges related to the remeasurement of our net monetary asset position. For example, if the Venezuela bolivar devalued by an additional 10% in the future, we would record a devaluation charge of approximately $18 million.

Customer credit risks could result in losses.

The concentration of our customers in the energy industry may impact our overall exposure to credit risk as customers may be similarly affected by prolonged changes in economic and industry conditions. Those countries that rely heavily upon income from hydrocarbon exports would be hit particularly hard by a drop in oil prices. Further, laws in some jurisdictions in which we operate could make collection difficult or time consuming. We perform ongoing credit evaluations of our customers and do not generally require collateral in support of our trade receivables. While we maintain reserves for potential credit losses, we cannot assure such reserves will be sufficient to meet write-offs of uncollectible receivables or that our losses from such receivables will be consistent with our expectations.

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

We have identified a material weakness in accounting for income taxes in our internal control over financial reporting, and cannot assure you that additional material weaknesses will not be identified in the future. Our failure to implement and maintain effective internal control over financial reporting could result in material misstatements in our financial statements which could require us to restate financial statements, cause investors to lose confidence in our reported financial information and could have an adverse effect on our share price or our debt ratings.

Management, through documentation, testing and assessment of our internal control over financial reporting has concluded that our internal control over financial reporting had a material weakness in accounting for income taxes as of December 31, 2010 and December 31, 2011. See Item 9A—Controls and Procedures. If we are unable to effectively remediate this material weakness in a timely manner, or if we identify one or more additional material weaknesses in the future, investors could lose confidence in the accuracy and completeness of our financial reports, which could have an adverse effect on our share price or our debt ratings.

Our multi-national tax structure is complex, and we have reported a material weakness in our financial reporting for income taxes in 2010 and 2011 and restated our previously reported provision for income taxes. The existence of a material weakness in our internal control over financial reporting increases the risk that we will not be able to obtain the expected benefits of our tax structure. In the course of remediating the material weakness, we may find additional historical errors in our accounting for income taxes or discover new facts that cause us to reach different conclusions with respect to unrecognized tax benefits or otherwise change our existing opinion of these matters. This could result in increasing our tax expense for historical periods and reducing our net current and deferred tax assets, which could have an adverse effect on our financial results and our share price or our debt ratings.

We cannot assure you that additional material weaknesses in our internal control over financial reporting will not be identified in the future. Any failure to maintain or implement required new or improved controls, or any difficulties we encounter in their implementation, could result in additional material weaknesses, cause us to fail to meet our periodic reporting obligations or result in material misstatements in our financial statements. Any such failure could also adversely affect the results of periodic management evaluations and annual auditor attestation reports regarding the effectiveness of our internal control over financial reporting. The existence of a material weakness could result in errors in our financial statements that could result in a restatement of financial statements, cause us to fail to meet our reporting obligations and cause investors to lose confidence in our reported financial information, leading to a decline in our share price.

Changes in tax laws could adversely impact our results.

On June 26, 2002, the shareholders and Board of Directors of Weatherford International, Inc. (“Weatherford Delaware”) approved our corporate reorganization, and Weatherford International Ltd. (“Weatherford Bermuda”), a newly formed Bermuda company, became the parent holding company of Weatherford International, Inc. During the first quarter of 2009, we completed a transaction in which Weatherford Bermuda became a wholly-owned subsidiary of Weatherford International Ltd., a Swiss joint-stock company (“Weatherford Switzerland”), and holders of our common shares received one registered share of Weatherford Switzerland for each common share of Weatherford Bermuda that they held. We refer to this transaction as the “redomestication.” There are frequently legislative proposals in the United States that attempt to treat companies that have undertaken similar transactions as U.S. corporations subject to U.S. taxes or to limit the tax deductions or tax credits available to United States subsidiaries of these corporations. The realization of the tax benefit of this reorganization and redomestication could be impacted by changes in tax laws, tax treaties or tax regulations or the interpretation or enforcement thereof or differing interpretation or enforcement of applicable law by the U.S. Internal Revenue Service or other taxing jurisdictions. The inability to realize this benefit could have a material impact on our financial statements.

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

Shareholder dissatisfaction with our executive compensation could deter investors from holding our shares, thus reducing our share price, and could negatively impact our ability to provide adequate incentives to recruit, retain and motivate management.

Competition for experienced and qualified executive talent in the energy industry can be significant, and recruitment and retention of executive talent is challenging. Our failure to provide adequate incentives to our management could result in executive departures and could make recruiting replacements difficult, which could negatively affect our operational and financial performance.

In 2010, the Compensation Committee of our Board of Directors overhauled our executive compensation program to provide greater linkage between performance and compensation. The net result of these actions was the elimination of a variety of rights and benefits previously provided to our executives and a substantial reduction in our overall compensation package to executives as compared to prior years. Following these actions, four of our executive officers left the company in 2010.

In 2011, we submitted to our shareholders an advisory vote regarding our executive compensation, known as “say-on-pay”. Our shareholders voted 56% against and 44% in favor of the proposal. We will hold a say-on-pay vote again in 2012.

Our proxy disclosure regarding compensation may lead investors to conclude that the correlation between our executive pay and performance is weaker than it actually is. For example:

•

We will report our Chief Executive Officer’s compensation for 2011 in the summary compensation table in our proxy statement in accordance with applicable regulations, which will include accounting amortization expense related to a discontinued executive retirement plan. This amortized compensation expense disclosure is required even though our CEO has been vested in these benefits for more than three years, we made no contributions to the plan on his behalf in 2011, and any benefit he ultimately receives under the plan will be linked directly to our share price (i.e., performance), which may be significantly different from this amortized value.

•

We also will report historical grant-date accounting values of performance-based equity awards in the summary compensation table. However, in periods in which the company’s equity returns did not achieve pre-established goals, the realized value of these awards was zero. This reporting could lead shareholders to believe that our CEO received more compensation in 2011 and prior years than he actually realized, causing some shareholders to vote against our “say-on-pay” proposal in 2012.

We endeavor to provide incentives to our executives to maximize shareholder value and encourage retention. We will also endeavor to satisfy shareholders that our executive compensation program is designed to promote long-term shareholder value. We may not be successful in these endeavors. Our failure to do so could lead to shareholder dissatisfaction, a negative vote on our say-on-pay proposal in 2012 and greater difficulty in attracting and retaining management talent, any or all of which could negatively affect our share price and in some instances could result in costly shareholder lawsuits.

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

Our operations are conducted in approximately 100 countries and we have manufacturing facilities and sales, service and distribution locations throughout the world. The following table describes our major facilities as of December 31, 2011:

Location	Owned/ Leased	Principal Services and Products Offered or Manufactured
North America:
Huntsville, Texas	Owned	Liner systems and solid expandables
New Brighton, Minnesota	Owned	Water well and industrial screens
Nisku, Alberta, Canada	Owned	Conventional pumping units, drilling services, fishing and wireline
San Antonio, Texas	Leased	Artificial lift systems
Schriever, Louisiana	Owned	Cementation manufacturing. plant and well construction services
Latin America:
Altamira, Mexico	Leased	Cased hole, directional drilling, testing services
Ciudad Del Carmen, Mexico	Leased	Wireline
Ojeda, Venezuela	Owned	Artificial lift systems
Reynosa, Mexico	Leased	Cased hole completion, drilling tolls, fishing and well testing
Rio de Janeiro, Brazil	Owned	Conventional pumping units, manufacturing and service center
Poza Rica, Mexico	Leased	Integrated drilling
Venustiano Carranza, Mexico	Owned	Office, warehouse, housing area
Villahermosa, Mexico	Leased	Borehole seismic, cased hole

Europe/West Africa/FSU:
Langenhagen, Germany	Leased	Manufacturing
Lukhovitsy, Russia	Owned	Pipeline and specialty services
Nizhnevartovsk, Russia	Owned	Drilling, sidetracking, wireline, fishing, well workover and tool rental
Stavanger, Norway	Leased	Casing exit, cementing, directional drilling and fishing
Middle East/North Africa/Asia:
Abu Dhabi, UAE	Leased	Manufacturing
Dongyin, China	Leased	Progressing cavity pumps
Shifang, China	Owned	Pump jacks and wellhead
Corporate:
Geneva, Switzerland	Leased	Headquarters
Houston, Texas	Leased	Corporate offices

Item 3. Legal Proceedings

In the ordinary course of business, we become the subject of various claims and litigation. We maintain insurance to cover many of our potential losses, and we are subject to various self-retention limits and deductibles with respect to our insurance.

Please see the following:

•	“Item 1. Business—Other Business Data—Federal Regulation and Environmental Matters,” which is incorporated by reference into this item.

•

“Item 1A. Risk Factors—We are involved in several governmental and internal investigations, which are costly to conduct, have resulted in a loss of revenue and may result in substantial financial penalties,” which is incorporated by reference into this item.

•	“Item 8. Financial Statements and Supplementary Data—Notes to Consolidated Financial Statements—Note 16—Disputes, Litigation and Contingencies”.

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

Item 4. Mine Safety Disclosures

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities

Our shares are traded under the symbol “WFT” on the New York Stock Exchange (“NYSE”), the Euronext-Paris exchange and, as of November 17, 2010, the SIX Swiss Stock Exchange. As of March 8, 2012, there were 2,512 shareholders of record. The following table sets forth, for the periods indicated, the range of high and low sales prices per share for our stock as reported on the NYSE.

	Price
	High	Low
Year ending December 31, 2011
First Quarter	$26.25	$19.56
Second Quarter	23.41	16.65
Third Quarter	22.76	12.12
Fourth Quarter	16.85	10.85

Year ending December 31, 2010
First Quarter	$20.88	$14.63
Second Quarter	18.80	12.34
Third Quarter	17.60	12.68
Fourth Quarter	22.98	16.70

On March 13, 2012, the closing sales price of our shares as reported by the New York Stock Exchange was $16.43 per share. We have not declared or paid cash dividends on our shares since 1984.

Under our restricted share plan, employees may elect to have us withhold shares to satisfy minimum statutory federal, state and local tax withholding obligations arising on the vesting of restricted stock awards and exercise of options. When we withhold these shares, we are required to remit to the appropriate taxing authorities the market price of the shares withheld, which could be deemed a purchase of shares by us on the date of withholding. During the quarter ended December 31, 2011, we withheld shares to satisfy these tax withholding obligations as follows:

Period	No. of Shares	Average Price
October 1 – October 31, 2011	15,767	$13.06
November 1 – November 30, 2011	7,808	16.21
December 1 – December 31, 2011	136,965	13.49

Information concerning securities authorized for issuance under equity compensation plans is set forth in Part III of this report under “Item 12(d). Security Authorized for Issuance Under Equity Compensation Plans,” which is incorporated by reference into this Item.

Performance Graph

This graph compares the yearly cumulative return on our shares with the cumulative return on the Dow Jones U.S. Oil Equipment & Services Index and the Dow Jones U.S. Index for the last five years. The graph assumes the value of the investment in our shares and each index was $100 on December 31, 2006. The stockholder return set forth below is not necessarily indicative of future performance. The following graph and related information shall not be deemed “soliciting material” or to be “filed” with the SEC, nor shall such information be incorporated by reference into any future filing under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, except to the extent that Weatherford specifically incorporates it by reference into such filing.

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

	Year Ended December 31,
	2011	2010	2009	2008	2007
		(Restated)	(Restated)	(Restated)	(Restated)
	(In millions, except per share amount)
Statements of Operations Data:
Revenues	$12,990	$10,221	$8,833	$9,601	$7,832
Operating Income	1,324	782	690	1,950	1,644
Income (Loss) From Continuing Operations Attributable to Weatherford	262	(152)	124	1,194	927
Basic Earnings (Loss) Per Share From Continuing Operations Attributable To Weatherford	0.35	(0.20)	0.17	1.75	1.37
Diluted Earnings (Loss) Per Share From Continuing Operations Attributable To Weatherford	0.34	(0.20)	0.17	1.71	1.33

Balance Sheet Data:
Total Assets	$21,185	$19,207	$18,770	$16,458	$13,204
Long-term Debt	6,286	6,530	5,847	4,564	3,066
Shareholders’ Equity	9,553	9,260	9,254	7,978	7,245
Cash Dividends Per Share	—	—	—	—	—

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Our Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) begins with an executive overview which provides a general description of our company today, a synopsis of industry market trends, insight into management’s perspective of the opportunities and challenges we face and our outlook for 2012. Next, we analyze the results of our operations for the last three years, including the trends in our business. Then we review our cash flows and liquidity, capital resources and contractual commitments. We conclude with an overview of our critical accounting judgments and estimates and a summary of recently issued accounting pronouncements.

The “Company,” “we,” “us” and “our” refer to Weatherford International Ltd., a Swiss joint-stock corporation, or, prior to February 26, 2009, to Weatherford International Ltd., a Bermuda exempted company, which, as of that date, became a direct, wholly owned subsidiary of Weatherford International Ltd., a Swiss joint-stock corporation, in either case on a consolidated basis.

As discussed in “Item 8. Financial Statements and Supplementary Data—Notes to Consolidated Financial Statements—Note 2—Restatement of the Consolidated Financial Statements,” we have restated our previously issued audited consolidated financial statements for fiscal years ended December 31, 2010 and 2009 and our unaudited condensed consolidated financial statements for each of the quarters within 2010 and 2011. Accordingly, Management’s Discussion and Analysis of Financial Condition and Results of Operations have been revised for the effects of the restatement.

The following discussion should be read in conjunction with our Consolidated Financial Statements and Notes thereto included in “Item 8. Financial Statements and Supplementary Data.” Our discussion includes various forward-looking statements about our markets, the demand for our products and services and our future results. These statements are based on certain assumptions we consider reasonable. For information about these assumptions, you should refer to the section entitled “Item 1. Business—Forward-Looking Statements” and the section “Item 21A.—Risk Factors”.

Overview

General

Our principal business is to provide equipment and services to the oil and natural gas exploration and production industry both on land and offshore, through our ten product and service lines: (1) artificial lift systems, (2) stimulation and chemicals services, (3) drilling services, (4) well construction, (5) integrated drilling, (6) completion systems, (7) drilling tools, (8) wireline and evaluation services, (9) re-entry and fishing and (10) pipeline and specialty services. We may sell our products and services separately or may bundle them together to provide integrated solutions, up to and including integrated well construction where we are responsible for the entire process of drilling, constructing and completing a well. Our customers include both exploration and production companies and other oilfield service companies. Depending on the service line, customer and location, our contracts vary in their terms, provisions and indemnities. We earn revenues under our contracts when products and services are delivered. Typically, we provide products and services at a well site where our personnel and equipment may be located together with personnel and equipment of our customer and third parties, such as other service providers.

We conduct operations in approximately 100 countries and have service and sales locations in nearly all of the oil and natural gas producing regions in the world. Our operational performance is segmented and reviewed on a geographic basis and we report the following regions as separate, distinct reporting segments: (1) North America; (2) Latin America; (3) Europe/West Africa/FSU; and (4) Middle East/North Africa/Asia.

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

	WTI Oil (a)	Henry Hub Gas (b)	North American Rig Count (c)	International Rig Count (c)
2011	$98.83	$2.99	2,432	1,180
2010	91.38	4.41	2,108	1,118
2009	79.36	5.57	1,485	1,113

(a)	Price per barrel as of the last business day of the year indicated—Source: Thomson Reuters
(b)	Price per MM/BTU as of the last business day of the year indicated—Source: Thomson Reuters
(c)	Average rig count for December—Source: Baker Hughes Rig Count and other third-party data

Oil prices fluctuated during 2011, ranging from a high of $113.93 per barrel at the end of April to a low of $75.67 per barrel in early October. Natural gas ranged from a high of $4.87 MM/BTU in early June to a low of $2.99 MM/BTU at the end of December. Factors influencing oil and natural gas prices during the period include hydrocarbon inventory levels, realized and expected global economic growth, realized and expected levels of hydrocarbon demand, levels of spare production capacity within the Organization of Petroleum Exporting Countries (“OPEC”), weather and geopolitical uncertainty.

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

The level of improvement in our businesses in 2012 will continue to depend heavily on pricing and volume increases, our control of costs and our ability to further penetrate existing markets with our younger technologies, as well as to successfully introduce these technologies to new markets.

For 2012, we maintain a positive outlook with respect to increases in North American revenue and profitability. Assuming a flat rig count, we expect our fourth quarter 2012 revenue to increase modestly compared to 2011 exit rates and also expect operating profit to increase, comparing the same periods. We believe the predominance of oil activity in Canada and the strength of oil-based activity in the United States will more than offset likely declines in natural gas related activity in the North American market. As a result, our artificial lift, production optimization, formation evaluation, open hole completion and wireline product lines should show meaningful growth compared to 2011. However, in our stimulation and chemicals product lines, we anticipate comparative weakness and a correction due to low barriers to entry, rapid expansion of capacity, a migration from natural gas activity to oil activity and improvements in stimulation efficiency.

Similar to 2011, Latin America should continue to grow revenue and profitability in 2012 with activity improvements expected in Argentina, Brazil, Colombia, Mexico and Venezuela. In the Eastern Hemisphere, we expect 2012 to be a better year than 2011 with growth in Europe and Russia and stronger activity levels in Iraq, Kuwait and Saudi Arabia, as well as Australia and China. In addition, our ability to grow our business aggressively will rely on our demonstration of a high level of operational efficacy for our clients including the efficiency of mobilization related to planned startups. The recruitment, training and retention of personnel will also be a critical factor in growing our businesses. The continued and increasing strength of the industry, including client spending, will be highly dependent on many external factors, such as world economic and political conditions, member-country quota compliance within OPEC and weather conditions, including the factors described under “—Forward-Looking Statements.”

Results of Operations

The following charts contain selected financial data comparing our consolidated and segment results from operations for 2011, 2010 and 2009. See “Notes to Consolidated Financial Statements—Note 18—Segment Information” for additional information regarding variances in operating income.

	Year Ended December 31,
	2011	2010	2009
		(Restated)	(Restated)
	(In millions, except percentages and per share data)
Revenues:
North America	$6,023	$4,167	$2,762
Middle East/North Africa/Asia	2,441	2,451	2,373
Europe/West Africa/FSU	2,300	1,984	1,619
Latin America	2,226	1,619	2,079

	12,990	10,221	8,833
Operating Income (Expense):
North America	1,262	696	192
Middle East/North Africa/Asia	30	268	445
Europe/West Africa/FSU	296	241	224
Latin America	253	51	278
Research and Development	(245)	(216)	(196)
Corporate	(198)	(172)	(177)
Revaluation of Contingent Consideration	—	13	24
Severance, Exit and Other Adjustments	(74)	(99)	(100)

	1,324	782	690

Interest Expense, Net	(453)	(406)	(367)
Bond Tender Premium	—	(54)	—
Devaluation of Venezuelan Bolivar	—	(64)	—
Other, Net	(107)	(53)	(36)
Provision for Income Tax	(486)	(339)	(137)
Net Income per Diluted Share	0.34	(0.20)	0.17
Depreciation and Amortization	1,135	1,047	909

Revenues

The following chart contains the percentage distribution of our consolidated revenues by product line for 2011, 2010 and 2009:

	Year Ended December 31,
	2011	2010	2009
Artificial Lift Systems	17%	15%	14%
Stimulation and Chemicals Services	17	12	8
Drilling Services	17	17	16
Well Construction	12	14	15
Integrated Drilling	11	12	14
Completion Systems	8	8	11
Drilling Tools	6	8	8
Wireline and Evaluation Services	6	6	6
Re-entry and Fishing	5	6	6
Pipeline and Specialty Services	1	2	2

Total	100%	100%	100%

Consolidated revenues increased $2.8 billion, or 27%, in 2011 compared to 2010. North American revenues increased $1.9 billion, or 45%, compared to the prior year, on a 21% increase in rig count. International revenues increased $914 million, or 15%, on a 7% rig count increase. Latin America was the strongest contributor to our year-over-year international revenue growth. From a product line perspective, our artificial lift, drilling services and stimulation and chemicals product lines experienced the strongest growth in 2011.

Consolidated revenues increased $1.4 billion, or 16%, in 2010 as compared to 2009. North American revenue increased $1.4 billion, or 51%, in 2010 when compared to the prior year, on a 45% increase in rig count. International revenues were essentially flat compared to 2009. An 11% increase in Eastern Hemisphere revenues was offset by a decline in Latin America. Our artificial lift, drilling services and stimulation and chemicals product lines were strong contributors to the year-over-year increase.

Operating Income

Consolidated operating income increased $542 million, or 69%, in 2011 compared to 2010. Our operating segments contributed $585 million of the increase. This incremental operating income was partially offset by a $29 million increase in research and development expenditures, a $25 million increase in corporate general and administrative expenses and a $13 million decrease in the gain recognized on the revaluation of contingent consideration associated with the OFS acquisition. Research and development expenditures represented a consistent 2% of revenues in both 2010 and 2011. The increase in our corporate general and administrative expenses is primarily attributable to increased professional services fees. The revaluation of contingent consideration associated with the 2009 OFS acquisition resulted in the recognition of a $12 million gain in 2010 prior to our settlement of the contingent consideration terms in November 2010.

Consolidated operating income increased $92 million, or 13%, in 2010 as compared to 2009. Our operating segments contributed $117 million of incremental operating income during 2010 as compared to the prior year. This incremental income was partially offset a $20 million increase in research and development expenditures over 2009. Research and development expenditures represented a consistent 2% of revenues in both years. The revaluation of contingent consideration associated with the OFS acquisition offset $12 million of the incremental operating income contributed by our operating segments, as we recognized a gain of $12 million in 2010 compared to a gain of $24 million in 2009.

We incurred $74 million of severance, exit and other charges during 2011, which included $10 million of costs incurred in connection with on-going investigations by the U.S. government, $9 million associated with the termination of a corporate consulting contract and severance, exit and other charges totaling $55 million.

We incurred $99 million of severance, exit and other charges incurred during 2010, which include a $38 million charge related to our Supplemental Executive Retirement Plan (“SERP”) which was frozen on March 31, 2010, $61 million in severance and facility closure costs and $7 million in legal and professional fees incurred in connection with our on-going investigations. These charges were offset by a $7 million benefit related to the reversal of prior cost accruals for our exit from sanctioned countries.

We incurred exit and restructuring charges during 2009 of $100 million, which was comprised of $45 million in legal and professional fees incurred in connection with our on-going investigations, $52 million in severance and facility closure costs and $4 million for unusable assets and cost accruals in certain sanctioned countries.

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

Interest Expense, Net

Interest expense, net increased $48 million, or 12% in 2011 compared to 2010. This increase was primarily the result of replacing our short-term debt with higher-rate senior notes through the debt offering and bond tender completed in the second half of 2010, as well as due to increased levels of debt.

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

Bond Tender Premium

In September 2010, we commenced a cash tender offer for up to $700 million aggregate principal amount of specified series of our outstanding debt. Pursuant to the tender-offer terms, in September 2010, we repurchased $167 million of our 6.625% senior notes due 2011 and incurred an expense of $11 million for the premium we paid on the repurchase. In October 2010, we completed the tender offer by repurchasing $327 million and $206 million of our 5.95% senior notes due 2012 and 5.15% senior notes due 2013, respectively. We paid a $44 million premium on these bonds tendered and incurred a charge of $43 million in the fourth quarter of 2010.

Other Expense, Net

Other expense, net increased $53 million in 2011 compared to 2010, mostly due to an increase in foreign currency exchange losses incurred as the result of the strengthening U.S. dollar. Other expense, net increased $17 million, or 47% in 2010 compared to 2009. This increase was also due to the weakening of foreign currencies to the U. S. dollar.

Income Taxes

Our provision for income taxes was $486 million in 2011, $339 million in 2010 and $137 million in 2009. The increase in our provision for income taxes during 2011 was primarily due to higher income tax expense related to increases in reserves for unrecognized tax benefits, deferred tax adjustments for additional valuation allowances, withholding tax on the redemption of equity in one of our U.S. subsidiaries and changes in our geographic earnings mix. The increase in our provision for income taxes during 2010 was primarily due to additional reserves for unrecognized tax benefits, deferred tax adjustments for additional valuation allowances, tax expense related to the reorganization of our operations in Latin America, minimum tax in Mexico, curtailment expense on our SERP for which no related tax benefit was recorded and changes in our geographic earnings mix, all of which are partially offset by a tax benefit related to the devaluation of the Venezuelan bolivar.

Restatement of Interim Financial Statements

We have restated quarterly periods ended March 31, June 30 and September 30, 2011, and all four quarters of 2010 due to errors noted in the Company’s recognition of current taxes payable, certain deferred tax assets and liabilities, reserves for unrecognized tax benefits and current and deferred income tax expense. In addition to the adjustments recorded to address our tax errors, we recorded other adjustments to correct previously identified immaterial errors affecting operating income. The following paragraphs update our Management’s Discussion and Analysis for the interim periods ended March 31, June 30, and September 30 and the comparable prior year periods.

	2011 Quarters
	First	Second	Third	Fourth	Total
	(In millions)
Income Tax Provision, as Reported	$19	$46	$82	$221	$368
Adjustment	27	30	61	—	118

Restated	$46	$76	$143	$221	$486

	2010 Quarters
	First	Second	Third	Fourth	Total
	(In millions)
Income Tax Provision, as Reported	$3	$40	$54	$201	$298
Adjustment	2	6	5	28	41

Restated	$5	$46	$59	$229	$339

Restated results for 2011 include a reduction to net income attributable to Weatherford of approximately $22 million, $34 million and $60 million for the first, second and third quarters, respectively, primarily attributable to an increase in our tax expense related to an increase in reserves for unrecognized tax benefits and withholding taxes.

The $41 million correction of income tax expense in 2010 resulted from an additional $23 million of reserves for unrecognized tax benefits, $21 million in deferred tax adjustments for additional valuation allowances, offset by a benefit of $3 million in other net adjustments to our current and deferred tax accounts. The correction of these tax errors and the immaterial errors impacting operating income resulted in a reduction to net income of approximately $1 million, $6 million, $6 million and $28 million for the first, second, third and fourth quarters, respectively.

For the three months ended March 31, 2011, we had a tax provision of $46 million on income before taxes of $85 million. Our tax provision for the three months ended March 31, 2011 includes tax benefits of $6 million related to certain prior period expenses for which a benefit could not be recorded in the prior periods. For the three months ended March 31, 2010, we had a tax provision of $5 million on a pretax loss of $60 million that includes curtailment expense for our SERP for which no related tax benefit was recorded. Our tax provision for the three months ended March 31, 2010 includes the tax impact of changes in our geographic earnings mix, which is partially offset by a tax benefit related to the devaluation of the Venezuelan bolivar.

For the three and six months ended June 30, 2011, we had a tax provision of $76 million and $122 million on income before taxes of $156 million and $241 million, respectively. Our tax provision for the three and six months ended June 30, 2011 includes discrete tax benefits of $22 million and $28 million, respectively which includes benefits related to certain prior period expenses for which a benefit could not be recorded in prior periods and reductions in the tax provisions of certain jurisdictions that were recorded in prior periods.

For the three months ended June 30, 2010, we had a tax provision of $46 million on a pretax loss of $5 million that includes an $82 million loss on the fair value adjustment to the put option issued in connection with the OFS acquisition for which no tax benefit has been recorded. For the six months ended June 30, 2010, we had a tax provision of $51 million on a pretax loss of $65 million that includes the loss related to the put option issued in connection with the OFS acquisition and curtailment expense on our SERP for which no related tax benefit was recorded. Our tax provision for the six months ended June 30, 2010 also includes the tax impact of changes in our geographic earnings mix, partially offset by a tax benefit related to the devaluation of the Venezuelan bolivar.

For the three and nine months ended September 30, 2011, we had a tax provision of $143 million and $265 million on income before taxes of $276 million and $517 million, respectively. Our tax provision for the three and nine months ended September 30, 2011 includes discrete tax benefits of $11 million and $39 million, respectively, which includes benefits related to certain prior period expenses for which a benefit could not be recorded in prior periods, reductions in the tax provisions of certain jurisdictions that were recorded in prior periods and the resolution of previously unrecognized tax benefits.

For the three months ended September 30, 2010, we had a tax provision of $59 million on income before taxes of $153 million. Our income before taxes for the three months ended September 30, 2010 includes a $90 million gain on the fair value adjustment to the put option issued in connection of the OFS acquisition for which no tax expense was recorded. For the nine months ended September 30, 2010, we had a provision of $110 million on income before taxes of $88 million that includes curtailment expense on our SERP for which no related tax benefit was recorded. Our tax provision for the nine months ended September 30, 2010 includes the tax impact of changes in our geographic earnings mix, which is partially offset by a tax benefit related to the devaluation of the Venezuelan bolivar.

Segment Results

North America

North American revenues increased $1.9 billion, or 45%, in the current year as compared to the prior year. This increase outpaced the 21% increase in average rig count in North America over the comparable period. Revenues from our artificial lift, drilling services and stimulation and chemicals product lines were the strongest contributors to our year-over-year increase in revenue.

North American revenues increased $1.4 billion, or 51%, in the 2010 as compared to 2009 and outpaced a 45% increase in average North American rig count over the comparable period. The strong performance in the U.S. land market, an overall increase in North American drilling activity, and price improvements more than offset a weak Gulf of Mexico environment. Revenues from our artificial lift, drilling services and stimulation and chemicals product lines were the strongest contributors to our year-over-year increase in revenue.

Operating income grew $568 million or 82%, in 2011 compared to 2010. Operating margins grew to 21% in the current year, compared to 17% in 2010. Increases in volume and pricing contributed to the improved margins over the comparable period of the prior year.

Operating income increased $504 million, or 263% in 2010 as compared to the prior year. Operating margins were 17% in 2010 compared to 7% in 2009. The increase in operating income and margins is attributable to increased onshore activity in the U.S., the realization of prior cost reduction efforts, a more favorable sales mix and improved pricing.

Middle East/North Africa/Asia

Middle East/North Africa/Asia revenues decreased $10 million, or less than 1%, during 2011 compared to 2010. Rig count for the region was essentially flat for the period. The decline in revenues is in part attributable to the political turmoil in the Middle East and North Africa and the deconsolidation of three joint ventures. Our artificial lift systems and integrated drilling product lines were the strongest contributors in the region and served to mitigate the decline.

Middle East/North Africa/Asia revenues increased $78 million, or 3%, in 2010 as compared to 2009 with a 7% increase in rig count over the comparable period. Within the region our integrated drilling product line continued as the strongest performer from a service line perspective.

Operating income decreased $238 million, or 90%, during 2011 as compared to 2010. Operating margins were 2% in 2011, compared to 11% in 2010. The results for the year ended December 31, 2011, were negatively impacted by the conflict in Libya and the political disturbances in other parts of the Middle East and North Africa. Following an assessment of our assets in Libya we recognized an expense of $67 million primarily to establish a reserve against accounts receivable, inventory and machinery and equipment.

Operating income decreased $177 million, or 40%, during 2010 compared to the prior year. Operating margins decreased from 19% in 2009 to 11% in 2010. The decline in operating income and margins was primarily the result of higher mobilization costs and operating delays related to operations in certain countries as well as a full year’s impact of lower pricing and a less favorable sales mix.

Europe/West Africa/FSU

Revenues in our Europe/West Africa/FSU segment increased $316 million, or 16%, in 2011 compared to the prior year with a 22% rig count increase over the comparable period. Our drilling services and stimulation and chemicals product lines were the strongest contributors to the year-over-year growth.

Revenues in our Europe/West Africa/FSU segment increased $366 million, or 23%, in 2010 compared to the prior year compared to a 34% rig count increase over the comparable period. The increase in revenue was largely attributable to our acquisition of OFS in July 2009.

Operating income increased $55 million, or 23%, during the current year compared to the prior year. Operating margins were 13% in 2011 and 12% in 2010.

Operating income increased $17 million, or 8%, during 2010 compared to 2009. Operating margins were 12% in 2010 and 14% in 2009. The decline in operating margins was primarily due to a $6 million one-time depreciation charge as a result of finalizing third-party asset valuations in connection with the OFS acquisition, higher than usual year-end inventory write-offs, pricing declines and changes in sales mix over the comparable period.

Latin America

Latin American revenues grew $608 million, or 38%, in the current year compared to the prior year, outpacing an 11% increase in average rig count for the region. The increase in revenue was mostly due to improved demand in our artificial lift, drilling services and stimulation and chemicals product lines. Geographically, Colombia, Mexico and Venezuela had significant revenue improvements.

Revenues in our Latin American segment decreased $460 million, or 22%, in 2010 as compared to 2009 against an average rig count increase of 8% over the comparable period. The decline in revenue was due to reduced project activity in Mexico, while Brazil and Colombia posted strong operational results partially offsetting the decline in Mexico.

Operating income for Latin America increased $202 million, or 395%, in 2011 as compared to 2010. Operating margins were 11% in the current year, compared to 3% in 2010. A main driver to this increase was the resumption of drilling activity on our project work in Mexico, which had slowed to near zero in 2010.

Operating income decreased $227 million, or 82% in 2010 over 2009. Operating margins decreased from 13% in 2009 to 3% in 2010. The decline in operating income and operating margins is attributable to the reduced scale of project work in Mexico and the revisions to our profitability estimates on project management contracts in the country. During the quarter ended September 30, 2010, we incurred a $76 million charge for revisions to our profitability estimates on our project management contracts in Mexico, as the client requested a slowdown in drilling activity to near zero while they re-evaluated the pace of drilling and capital expenditures in the current year. As a result, the contracts will take longer to complete than originally estimated. In addition, a $32 million reserve was taken against accounts receivable balances in Venezuela in light of the country’s economic prognosis.

Liquidity and Capital Resources

Sources of Liquidity

Our sources of available liquidity include cash and cash equivalent balances, cash generated from operations, commercial paper, and committed availabilities under bank lines of credit. We also historically have accessed banks for short-term loans from uncommitted borrowing arrangements and the capital markets with debt, equity and convertible bond offerings. From time to time we may enter into transactions to factor accounts receivable or dispose of businesses or capital assets that are no longer core to our long-term growth strategy.

Committed Borrowing Facility

Prior to July 2011, we maintained a $1.75 billion unsecured, revolving credit agreement (the “Credit Agreement”) with JPMorgan Chase Bank, N.A., as administrative agent. On July 13, 2011, we amended the Credit Agreement to increase the facility size from $1.75 billion to $2.25 billion, extend the scheduled maturity date from October 15, 2013 to July 13, 2016 and decrease interest rate margins under the facility. The Credit Agreement, as amended, can be used for a combination of borrowings, support for our $1.5 billion commercial paper program and issuances of letters of credit. This agreement requires that we maintain a ratio of debt-to-total capitalization ratio of less than 60%. We were in compliance with this covenant at December 31, 2011.

We have a $1.5 billion commercial paper program under which we may from time to time issue short-term, unsecured notes. Our commercial paper issuances are supported by the Credit Agreement.

The following is a recap of our availability under the Credit Agreement at December 31, 2011 (in millions):

Facility	$2,250
Less uses of facility:
Amount drawn	—
Commercial paper	997
Letters of credit	64

Availability	$1,189

Accounts Receivable Factoring

In 2010, we entered into an accounts receivable factoring program to sell accounts receivable related to Latin America to third party financial institutions. We sold approximately $395 million under this program during 2010. These transactions qualified for sale accounting under the accounting standards. The proceeds received through December 31, 2010 were included in operating cash flows in our Consolidated Statement of Cash Flows.

We sold approximately $65 million under this program during 2011, received cash totaling $64 million and recognized a loss of $1 million on these sales. These transactions qualified for sale accounting under the accounting standards. The proceeds received on the initial sale and collection of the deferred amounts through December 31, 2011 are included in operating cash flows in our Consolidated Statement of Cash Flows.

Secured Loan Agreement

In June 2010, we entered into a secured loan agreement with a third-party financial institution and received proceeds of $180 million. The note bears interest at a rate of 4.82% and is being repaid in monthly installments over seven years. The loan is secured by assets located in the United States, and is included in long-term debt on our Condensed Consolidated Balance Sheet.

Cash Requirements

During 2012, we anticipate our cash requirements will include interest payments on our outstanding debt, the repayment of $273 million of senior notes due in the second quarter of 2012, working capital needs and capital expenditures. Our cash requirements may also include opportunistic business acquisitions and an indeterminate amount to settle the governmental investigations described above. Consistent with 2011, we anticipate funding these requirements from cash generated from operations, availability under our committed borrowing facility, the issuance of commercial paper and potential proceeds from disposals of businesses or capital assets that are no longer core to our long-term growth strategy.

Capital expenditures for 2012 are projected to be between 10% and 15% of our revenues. The amounts ultimately spent will depend on a number of factors including the type of contracts we enter into, asset availability and our expectations with respect to industry activity levels in 2013. The expenditures are expected to be used primarily to support anticipated near-term growth. Capital expenditures during the year ended December 31, 2011 were $1.5 billion.

Contractual Obligations

The following summarizes our contractual obligations and contingent commitments by period. The obligations we pay in future periods may vary due to certain assumptions including the duration of our obligations and anticipated actions by third parties.

	Payments Due by Period
	2012	2013 and 2014	2015 and 2016	Thereafter	Total
	(In millions)
Short-term debt	$1,011	$—	$—	$—	$1,011
Long-term debt (a)	310	598	404	5,253	6,565
Interest on long-term debt	427	799	766	3,948	5,940
Noncancellable operating leases	173	224	135	179	711
Purchase obligations	582	—	—	—	582

	$2,503	$1,621	$1,305	$9,380	$14,809

(a)	Amounts represent the expected cash payments of principal and interest associated with our long-term debt. These amounts do not include the unamortized discounts or deferred gains on terminated interest rate swap agreements.

Due to the uncertainty with respect to the timing of future cash flows associated with our unrecognized tax benefits at December 31, 2011, we are unable to make reasonably reliable estimates of the period of cash settlement with the respective taxing authorities. Therefore, $229 million in unrecognized tax benefits, including interest and penalties, have been excluded from the contractual obligations table above.

We have defined benefit pension plans covering certain of our U.S. and international employees that provide various pension benefits. During 2011, we contributed approximately $10 million towards those plans, and for 2012, we anticipate funding $9 million through cash flows from operating activities.

Senior Notes and Bond Tender

In September 2010, we completed a $1.4 billion long-term debt offering comprised of (1) $800 million of 5.125% Senior Notes due in 2020 (“5.125% Senior Notes”) and (2) $600 million of 6.75% Senior Notes due in 2040 (“6.75% Senior Notes”). Net proceeds of $1.386 billion were used to fund our bond tender offer that commenced in September 2010 and repay short-term borrowings on our revolving credit facilities.

In September 2010, we also commenced a cash tender offer for up to $700 million aggregate principal amount of specified series of our outstanding debt. Pursuant to the tender-offer terms, in September 2010, we repurchased $167 million of our 6.625% senior notes due 2011 and incurred an expense of $11 million for the premium we paid on the repurchase.

In October 2010, we completed the tender offer by repurchasing $327 million and $206 million of our 5.95% senior notes due 2012 and 5.15% senior notes due 2013, respectively. We paid a $44 million premium on these bonds tendered and incurred a charge of $43 million in the fourth quarter of 2010.

Derivative Instruments

Fair Value Hedges

We may use interest rate swaps to help mitigate exposures related to changes in the fair values of the associated debt. Amounts paid or received upon termination of the interest rate swaps accounted for as fair value hedges represent the fair value of the agreements at the time of termination and are recorded as an adjustment to the carrying value of the related debt. These amounts are being amortized as a reduction, in the case of gains, or as an increase, in the case of losses, to interest expense over the remaining term of the debt. As of December 31, 2011 and 2010, we had net unamortized gains of $46 million and $55 million, respectively, associated with interest rate swap terminations.

In July 2011, the Company entered into interest rate swap agreements to pay a variable interest rate and receive a fixed interest rate with an aggregate notional amount of $300 million. These agreements are designed as fair value hedges of our 6.35% Senior Notes and are determined to be highly effective. The impacts of any ineffectiveness were not material to the Consolidated Statements of Income as the changes in the fair values of the interest rate swaps were offset by changes in fair values of the underlying debt. The aggregate fair value of the interest rate swaps at December 31, 2011 resulted in an asset of $13 million, with a corresponding increase to Long-term Debt on the accompanying Consolidated Balance Sheets.

Cash Flow Hedges

In 2008, we entered into interest rate derivative instruments to hedge projected exposures to interest rates in anticipation of a debt offering. These hedges were terminated at the time of the issuance of the debt and the associated loss is being amortized from Accumulated Other Comprehensive Income (Loss) to interest expense over the remaining term of the debt. As of December 31, 2011 and 2010, we had net unamortized losses of $12 million and $13 million, respectively, associated with our cash flow hedge terminations.

In August 2011, we entered into interest rate locks with a notional amount of $294 million to hedge projected exposures to interest rates. Subsequently, in October 2011, we terminated derivative instruments with a notional value of $235 million. Upon termination we realized a gain on settlement of $4 million. The aggregate fair value of the interest rate locks outstanding at December 31, 2011 resulted in the recognition of a current liability of $9 million. We recognized a $5 million loss associated with these instruments in the fourth quarter of 2011.

Other Derivative Instruments

As of December 31, 2011 and 2010, we had foreign currency forward contracts with aggregate notional amounts of $469 million and $925 million, respectively. These contracts were entered into to hedge exposure to currency fluctuations in various foreign currencies. The total estimated fair value of these contracts and amounts owed associated with closed contracts resulted in a net asset of approximately $12 million at December 31, 2011 and a net liability of approximately $14 million at December 31, 2010. These derivative instruments were not designated as hedges, and the changes in fair value of the contracts are recorded each period in current earnings.

We have cross-currency swaps between the U.S. dollar and Canadian dollar to hedge certain exposures to the Canadian dollar. At December 31, 2011 and 2010, we had notional amounts outstanding of $168 million and $215 million, respectively. The total estimated fair value of these contracts at December 31, 2011 and 2010 resulted in a liability of $27 million and $33 million, respectively. These derivative instruments were not designated as hedges, and the changes in fair value of the contracts are recorded each period in current earnings.

Warrants

At December 31, 2010, warrants were outstanding to purchase up to 12.9 million of our shares at a price of $15.00 per share. During March 2011, 4.3 million of these warrants were exercised through net share settlement resulting in the issuance of 1.7 million shares. At December 31, 2011, 8.6 million warrants were outstanding and were exercisable until February 28, 2012. On February 28, 2012, 4.3 million of these warrants were exercised through physical delivery of shares in exchange for $65 million and the remaining 4.3 million of these warrants were exercised through net share settlement resulting in the issuance of 494 thousand shares.

Off Balance Sheet Arrangements

Guarantees

Weatherford Switzerland is the ultimate parent of the Weatherford group, guarantees the obligations of Weatherford Bermuda and Weatherford International, Inc. incorporated in Delaware (“Weatherford Delaware”) noted below.

The following obligations of Weatherford Delaware were guaranteed by Weatherford Bermuda at December 31, 2011 and 2010: (1) the 6.625% Senior Notes, (2) the 5.95% Senior Notes, (3) the 6.35% Senior Notes and (4) the 6.80% Senior Notes.

The following obligations of Weatherford Bermuda were guaranteed by Weatherford Delaware at December 31, 2009: (1) the revolving credit facilities, (2) the 4.95% Senior Notes, (3) the 5.50% Senior Notes, (4) the 6.50% Senior Notes, (5) the 5.15% Senior Notes, (6) the 6.00% Senior Notes, (7) the 7.00% Senior Notes, (8) the 9.625% Senior Notes and (9) the 9.875% Senior Notes.

In September 2010, Weatherford Bermuda issued $800 million of 5.125% Senior Notes due 2020 and $600 million of 6.75% Senior Notes due 2040, both of which are guaranteed by Weatherford Delaware. As a result of these transactions, the following obligations of Weatherford Bermuda were guaranteed by Weatherford Delaware at December 31, 2011 and 2010: (1) the revolving credit facility, (2) the 4.95% Senior Notes, (3) the 5.50% Senior Notes, (4) the 6.50% Senior Notes, (5) the 5.15% Senior Notes, (6) the 6.00% Senior Notes, (7) the 7.00% Senior Notes, (8) the 9.625% Senior Notes, (9) the 9.875% Senior Notes, (10) the 5.125% Senior Notes and (11) the 6.75% Senior Notes.

Letters of Credit and Performance and Bid Bonds

We use letters of credit and performance and bid bonds in the normal course of our business. As of December 31, 2011, we had $683 million of letters of credit and performance and bid bonds outstanding,

consisting of $410 million outstanding under various uncommitted credit facilities, $64 million letters of credit outstanding under our committed facility and $209 million of performance bonds issued by financial sureties against an indemnification from us. These obligations could be called by the beneficiaries should we breach certain contractual or performance obligations. If the beneficiaries were to call the letters of credit under our committed facilities, our available liquidity would be reduced by the amount called.

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

We had indefinite-lived intangible assets totaling $19 million at both December 31, 2011 and 2010. Our impairment test for indefinite-lived intangible assets involves the comparison of the fair value of the intangible asset and its carrying value. We have determined that no impairment exists related to these assets as of December 31, 2011.

We had goodwill totaling $4.4 billion at December 31, 2011 and $4.3 billion at December 31, 2010. Goodwill impairment is evaluated using a two-step process. The first step of the goodwill impairment test involves a comparison of the fair value of each of our reporting units with their carrying values. Our reporting units are based on our regional structure and consist of the United States, Canada, Latin America, Europe, West Africa, FSU, Middle East/North Africa and Asia Pacific. If the carrying amount of a reporting unit exceeds its fair value, the second step of the goodwill impairment test shall be performed. The second step compares the implied fair value of the reporting unit’s goodwill to the carrying amount of its goodwill to measure the amount of impairment loss.

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

None of our reporting units failed the first step of our impairment test during 2011, as their fair values were in excess of their carrying value. The fair values of our Middle East/North Africa, FSU, West Africa and Latin America reporting units were closest to their carrying values and were in excess of their carrying values in a range from 15% to 23% at December 31, 2011. The goodwill at December 31, 2011 for these reporting units was as follows: Middle East/North Africa — $508 million; FSU — $283 million; West Africa — $33 million; and Latin America — $388 million.

Long-Lived Assets

Long-lived assets, which include property, plant and equipment and definite-lived intangibles, comprise a significant amount of our assets. In accounting for long-lived assets, we must make estimates about the expected useful lives of the assets and the potential for impairment based on the fair value of the assets and the cash flows they are expected to generate. The value of the long-lived assets is then amortized over its expected useful life. A change in the estimated useful lives of our long-lived assets would have an impact on our results of operations. We estimate the useful lives of our long-lived asset groups as follows:

Useful Lives
Buildings and leasehold improvements	10 – 40 years or lease term
Rental and service equipment	2 – 20 years
Machinery and other	2 – 12 years
Intangible assets	2 – 20 years

In estimating the useful lives of our property, plant and equipment, we rely primarily on our actual experience with the same or similar assets. The useful lives of our intangible assets are determined by the years over which we expect the assets to generate a benefit based on legal, contractual or regulatory terms.

Long-lived assets to be held and used by us are reviewed to determine whether any events or changes in circumstances indicate that we may not be able to recover the carrying amount of the asset. Factors that might indicate a potential impairment may include, but are not limited to, significant decreases in the market value of the long-lived asset, a significant change in the long-lived asset’s physical condition, the introduction of competing technologies, legal challenges, a change in industry conditions or a reduction in cash flows associated with the use of the long-lived asset. If these or other factors exist that indicate the carrying amount of the asset may not be recoverable, we determine whether an impairment has occurred through the use of an undiscounted cash flow analysis. The undiscounted cash flow analysis consists of estimating the future cash flows that are directly associated with, and are expected to arise from, the use and eventual disposition of the asset over its remaining useful life. These cash flows are inherently subjective and require significant estimates based upon historical experience and future expectations such as budgets and internal projections. If the undiscounted cash flows do not exceed the carrying value of the long-lived asset, an impairment has occurred, and we recognize a loss for the difference between the carrying amount and the estimated fair value of the asset. The fair value of the asset is measured using market prices, or in the absence of market prices, is based on an estimate of discounted cash flows. Cash flows are generally discounted at an interest rate commensurate with our weighted average cost of capital for a similar asset.

Pension and Other Postretirement Benefits

We recognize the overfunded or underfunded status of a defined benefit pension or other postretirement benefit plan as an asset or liability in the financial statements, measure plan assets and obligations as of the end of our fiscal year, and recognize gains/losses, prior service credits/costs, and transition assets/obligations in Accumulated Other Comprehensive Income (Loss) until they are recognized as components of net periodic benefit cost.

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

Due to the significance of the discount rates and expected long-term rates of return, the following sensitivity analysis demonstrates the effect that a 50 basis point change in those assumptions will have on annual pension expense:

	Increase (Decrease) of Annual Pension Expense
	50 Basis Point Increase	50 Basis Point Decrease
	(In millions)
Discount rate	$(2)	$2
Expected long-term rate of return	(1)	1

Percentage of Completion

Revenue from long-term contracts, primarily for our integrated project management services, is reported on the percentage-of-completion method of accounting. This method of accounting requires us to calculate contract profit to be recognized in each reporting period for each contract based upon our projections of future outcomes, which include:

•	estimates of the available revenue under the contracts;

•	estimates of the total cost to complete the project;

•	estimates of project schedule and completion date;

•	estimates of the extent of progress toward completion; and

•	amounts of any change orders or claims included in revenue.

Measurements of progress are generally output based and are related to physical progress or costs incurred, depending upon the nature of the contract. At the outset of each contract, we prepare a detailed analysis of our estimated cost to complete the project. Risks related to service delivery, usage, productivity, and other factors are considered in the estimation process. Our personnel periodically evaluate the estimated costs, claims, change orders, and percentage of completion at the contract level. The recording of profits and losses on long-term contracts requires an estimate of the total profit or loss over the life of each contract. This estimate requires consideration of total contract value, change orders, and claims, less costs incurred and estimated costs to complete. There are many factors that impact future costs, including but not limited to weather, inflation, client activity levels and budgeting constraints, labor and community disruptions, timely availability of materials, productivity, and other factors as outlined in our “Risk Factors.” During the quarter ended September 30, 2010, we incurred a $76 million charge for revisions to our profitability estimates on our project management contracts in Mexico, as the client requested a slowdown in drilling activity to near zero while they re-evaluated the pace of drilling and capital expenditures in the current year. As a result, the contracts will take longer to complete than originally estimated. Anticipated losses on contracts are recorded in full in the period in which they become evident. Profits are recorded based upon the total estimated contract profit multiplied by the current estimated percentage complete for the contract.

Income Taxes

We take into account the differences between the financial statement treatment and tax treatment of certain transactions. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect of a change in tax rates is recognized as income or expense in the period that includes the enactment date. Our provision for income taxes for 2011, 2010 and 2009 was $486 million, $339 million and $137 million, respectively.

We recognize the impact of an unrecognized tax benefit taken or expected to be taken on an income tax return in the financial statements at the largest amount that is more likely than not to be sustained upon examination by the relevant taxing authority.

We operate in approximately 100 countries through various legal entities. As a result, we are subject to numerous tax laws in the jurisdictions, and tax agreements and treaties among the various taxing authorities. Our operations in these jurisdictions in which we operate are taxed on various bases: income before taxes, deemed profits (which is generally determined using a percentage of revenues rather than profits), withholding taxes based on revenue, and other alternative minimum taxes. The calculation of our tax liabilities involves consideration of uncertainties in the application and interpretation of complex tax regulations in a multitude of jurisdictions across our global operations. We recognize potential liabilities and record tax liabilities for anticipated tax audit issues in the U.S. and other tax jurisdictions based on our estimate of whether, and the extent to which, additional taxes will be due. The tax liabilities are reflected net of realized tax loss carryforwards. We adjust these reserves upon specific events; however, due to the complexity of some of these uncertainties, the ultimate resolution may result in a payment that is different from our current estimate of the tax liabilities. If our estimate of tax liabilities proves to be less than the ultimate assessment, an additional charge to expense would result. If payment of these amounts ultimately proves to be less than the recorded amounts, the reversal of the liabilities would result in tax benefits being recognized in the period when the contingency has been resolved and the liabilities are no longer necessary. Changes in tax laws, regulations, agreements and treaties, foreign currency exchange restrictions or our level of operations or profitability in each taxing jurisdiction could have an impact upon the amount of income taxes that we provide during any given year.

Valuation Allowance for Deferred Tax Assets

We record a valuation allowance to reduce the carrying value of our deferred tax assets when it is more likely than not that a portion or all of the deferred tax assets will expire before realization of the benefit or that future deductibility is not probable. The ultimate realization of the deferred tax assets depends on the ability to generate sufficient taxable income of the appropriate character and in the related jurisdiction in the future. In evaluating our ability to recover our deferred tax assets, we consider reasonably available positive and negative evidence, including our past operating results, the existence of cumulative losses in the most recent years and our forecast of future taxable income. In estimating future taxable income, we develop assumptions, including the amount of future pre-tax operating income, the reversal of temporary differences and the implementation of feasible and prudent tax planning strategies. These assumptions require significant judgment.

We have identified various tax planning strategies that we would implement, if necessary, to enable the realization of our deferred tax assets; however, when the likelihood of the realization of existing deferred tax assets changes, adjustments to the valuation allowance are charged to our income tax provision in the period in which the determination is made.

As of December 31, 2011, our gross deferred tax assets were $649 million before a related valuation allowance of $157 million. As of December 31, 2010, our gross deferred tax assets were $730 million before a related valuation allowance of $133 million.

For a more comprehensive list of our accounting policies, see “Item 8. Financial Statements and Supplementary Data – Notes to Consolidated Financial Statements – Note 1.”

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

In June 2011, the FASB issued new guidance on the presentation of comprehensive income. The new guidance allows an entity to present components of net income and other comprehensive income in one continuous statement, referred to as the statement of comprehensive income, or in two separate, but consecutive statements. The new guidance eliminates the current option to report other comprehensive income and its components in the statement of changes of shareholders’ equity. While the new guidance changes the presentation of comprehensive income, there are no changes to the components that are recognized in net income or other comprehensive income under current accounting guidance. Subsequently, in December 2011, the FASB modified the June guidance to defer the requirement that companies present reclassification adjustments for each component of Accumulated Other Comprehensive Income (Loss) in both net income and other comprehensive income. This guidance, with the exception of the deferral, is effective for fiscal years and interim periods beginning after December 15, 2011.

In September 2011, the FASB issued an accounting update that gives companies the option to make a qualitative evaluation about the likelihood of goodwill impairment. Companies will be required to perform the two-step impairment test only if it concludes that the fair value of a reporting unit is more likely than not less than its carrying value. The accounting update is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011, with early adoption permitted. We did not early adopt this guidance and do not believe our adoption of the new guidance will have a material impact on our consolidated financial position, results of operations or cash flows.

In December 2011, the FASB issued an accounting update that will add new disclosure requirements for entities with recognized financial instruments that are appropriately offset on the balance sheet or that are subject to a master netting arrangement. The accounting update is effective for periods beginning on or after January 1, 2013 with retrospective presentation. We do not believe this guidance will have a material impact on our presentation and disclosure.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

We are currently exposed to market risk from changes in foreign currency and changes in interest rates. From time to time, we may enter into derivative financial instrument transactions to manage or reduce our market risk. A discussion of our market risk exposure in these financial instruments follows.

Foreign Currency Exchange Rates

We operate in virtually every oil and natural gas exploration and production region in the world. In some parts of the world, such as the Middle East and Southeast Asia, the currency of our primary economic environment is the U.S. dollar, and we use the U.S. dollar as our functional currency. In other parts of the world, we conduct our business in currencies other than the U.S. dollar, and the functional currency is the applicable local currency.

In January 2010, the Venezuelan government announced its intention to devalue its currency and move to a two-tier exchange structure. The official exchange rate moved from 2.15 to 2.60 for essential goods and from 2.15 to 4.30 for non-essential goods and services. Our Venezuelan entities maintain the U.S. dollar as their functional currency. In connection with this devaluation, we incurred a charge of $64 million for the remeasurement of our net monetary assets denominated in Venezuelan bolivars at the date of the devaluation, which was not tax deductible in Venezuela. We also recorded a $24 million tax benefit for local Venezuelan income tax purposes related to our net U.S. dollar-denominated monetary liability position in the country. Effective January 1, 2011, the Venezuelan government again modified the fixed rate of exchange, eliminating the two-tier structure and establishing 4.30 as the official exchange rate for all goods and services. This modification did not have a material impact to our financial position or results of operations. As of December 31, 2011, we had a net monetary asset position denominated in Venezuelan bolivars of approximately $185 million comprised primarily of cash and accounts receivable. We are continuing to explore opportunities to reduce our exposure but should another devaluation occur in the future, we may be required to take further charges related to the remeasurement of our net monetary asset position. For example, if the Venezuela bolivar devalued by an additional 10% in the future, we would record a devaluation charge of approximately $18 million.

Assets and liabilities of entities for which the functional currency is the local currency are translated into U.S. dollars using the exchange rates in effect at the balance sheet date, resulting in translation adjustments that are reflected in Accumulated Other Comprehensive Income (Loss) in the shareholders’ equity section on our Consolidated Balance Sheets. A portion of our net assets are impacted by changes in foreign currencies in relation to the U.S. dollar. We recorded a $125 million adjustment to decrease our equity account for 2011 to reflect the change in the U.S. dollar against various foreign currencies.

As of December 31, 2011 and 2010, we had foreign currency forward contracts with aggregate notional amounts of $469 million and $925 million, respectively. These contracts were entered into to hedge our net monetary exposure to currency fluctuations in various foreign currencies. The total estimated fair value of these contracts and amounts owed associated with closed contracts resulted in a net asset of approximately $12 million at December 31, 2011 and a net liability of approximately $14 million at December 31, 2010. These derivative instruments were not designated as hedges, and the changes in fair value of the contracts are recorded each period in current earnings, as are the changes in the value of the underlying net monetary asset or liability.

We have cross-currency swaps between the U.S. dollar and Canadian dollar to hedge certain exposures to the Canadian dollar. At December 31, 2011 and 2010, we had notional amounts outstanding of $168 million and $215 million, respectively. The estimated fair value of these contracts at December 31, 2011 and 2010 resulted in a liability of $27 million and $33 million, respectively. These derivative instruments were not designated as hedges, and the changes in fair value of the contracts are recorded each period in current earnings.

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

Our long-term borrowings that were outstanding at December 31, 2011 and 2010, and that were subject to interest rate risk consist of the following:

	December 31,
	2011		2010
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(In millions)
6.625% Senior Notes due 2011	$—	$—	$184	$191
5.95% Senior Notes due 2012	273	279	273	290
5.15% Senior Notes due 2013	297	306	299	310
4.95% Senior Notes due 2013	252	264	252	266
5.50% Senior Notes due 2016	357	386	358	374
6.35% Senior Notes due 2017	613	674	600	651
6.00% Senior Notes due 2018	498	563	498	551
9.625% Senior Notes due 2019	1,030	1,323	1,033	1,287
5.125% Senior Notes due 2020	799	861	799	794
6.50% Senior Notes due 2036	596	680	596	595
6.80% Senior Notes due 2037	298	338	298	312
7.00% Senior Notes due 2038	498	556	498	535
9.875% Senior Notes due 2039	247	350	247	335
6.75% Senior Notes due 2040	598	690	598	624

We have various other long-term debt instruments of $239 million at December 31, 2011, but believe the impact of changes in interest rates in the near term will not be material to these instruments. The carrying value of our short-term borrowings of $1.3 billion at December 31, 2011 approximates fair value.

As it relates to our variable rate debt, if market interest rates average 1% more in 2012 than the rates as of December 31, 2011, interest expense for 2012 would increase by approximately $10 million. This amount was determined by calculating the effect of the hypothetical interest rate on our variable rate debt. For purposes of this sensitivity analysis, we assumed no changes in our capital structure.

Interest Rate Swaps and Derivatives

We manage our debt portfolio to limit our exposure to interest rate volatility and may employ interest rate derivatives as a tool to achieve that goal. The major risks from interest rate derivatives include changes in the interest rates affecting the fair value of such instruments, potential increases in interest expense due to market increases in floating interest rates and the creditworthiness of the counterparties in such transactions. The counterparties to our interest rate swaps are multinational commercial banks. In light of events in the global credit markets and the potential impact of these events on the liquidity of the banking industry, we continue to monitor the creditworthiness of our counterparties.

Amounts paid or received upon termination of the interest rate swaps represent the fair value of the agreements at the time of termination and are recorded as an adjustment to the carrying value of the related debt. These amounts are amortized as a reduction, in the case of gains, or an increase, in the case of losses, to interest expense over the remaining term of the debt.

In August 2011, we entered into interest rate locks with a notional amount of $294 million to hedge projected exposures to interest rates. Subsequently, in October 2011, we terminated derivative instruments with a notional value of $235 million. Upon termination we realized a gain of $4 million. The aggregate fair value of the interest rate locks outstanding at December 31, 2011 resulted in the recognition of a current liability of $9 million. We recognized a $5 million loss associated with these instruments in the fourth quarter of 2011 due to a delay in the expected timing of the associated debt transaction.

In July 2011, the Company entered into interest rate swap agreements to pay a variable interest rate and receive a fixed interest rate with an aggregate notional amount of $300 million. These agreements are designed as fair value hedges of our 6.35% Senior Notes and are determined to be highly effective. The effects of any ineffectiveness were not material to the Consolidated Statements of Operations as the changes in the fair values of the interest rate swaps will be offset by changes in fair values of the underlying debt. The aggregate fair value of the interest rate swaps at December 31, 2011 resulted in an asset of $13 million, with a corresponding increase to Long-term Debt on the accompanying Consolidated Balance Sheets.

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

Upon completion of the long-term debt offering in March 2008, we entered into interest rate swap agreements on an aggregate notional amount of $500 million against our 5.15% Senior Notes. These swaps were designed as fair value hedges and were terminated in December 2008. As a result of these terminations, we received cash proceeds, net of accrued interest, of $12 million. The gain associated with this interest rate swap termination has been deferred and is being amortized over the remaining term of the 5.15% Senior Notes, due in 2013.

As of December 31, 2011 and 2010, we had net unamortized gains of $46 million and $55 million, respectively, associated with interest rate swap terminations.

Item 8. Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of Weatherford International Ltd. and subsidiaries

We have audited the accompanying consolidated balance sheets of Weatherford International Ltd. and subsidiaries as of December 31, 2011 and 2010, and the related consolidated statements of operations, shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2011. Our audits also included the financial statement schedule listed in the Index at Item 15. These financial statements and schedule are the responsibility of the company’s Board of Directors and management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Weatherford International Ltd. and subsidiaries at December 31, 2011 and 2010, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2011, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

As discussed in Note 2 to the consolidated financial statements, the December 31, 2010 and 2009 consolidated financial statements have been restated to correct certain errors in the income tax accounts.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Weatherford International Ltd.’s internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 15, 2012 expressed an adverse opinion thereon.

/s/ Ernst & Young LLP

Houston, Texas

March 15, 2012

WEATHERFORD INTERNATIONAL LTD. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31,
	2011	2010
		(Restated)
	(In millions, except par value)
Current Assets:
Cash and Cash Equivalents	$371	$416
Accounts Receivable, Net of Allowance for Uncollectible Accounts of $91 in 2011 and $59 in 2010	3,235	2,629
Inventories	3,158	2,590
Current Deferred Tax Assets	250	284
Other Current Assets	685	601

Total Current Assets	7,699	6,520
Property, Plant and Equipment
Land, Buildings and Leasehold Improvements	1,369	1,160
Rental and Service Equipment	8,867	7,977
Machinery and Other	2,066	2,025

	12,302	11,162
Less: Accumulated Depreciation	5,019	4,222

	7,283	6,940
Goodwill	4,422	4,277
Other Intangible Assets	711	728
Equity Investments	616	540
Other Non-current Assets	454	202

Total Assets	$21,185	$19,207

Current Liabilities:
Short-term Borrowings and Current Portion of Long-term Debt	$1,320	$235
Accounts Payable	1,567	1,335
Accrued Salaries and Benefits	398	329
Income Taxes Payable	141	91
Other Current Liabilities	787	638

Total Current Liabilities	4,213	2,628
Long-term Debt	6,286	6,530
Other Non-current Liabilities	1,133	789

Total Liabilities	11,632	9,947

Shareholders’ Equity:
Shares Par Value 1.16 Swiss Francs: Authorized 1,138 Shares, Conditionally Authorized 379 Shares at December 31, 2011 and 2010, Issued 765 Shares, at December 31, 2011; Issued 758 Shares at December 31, 2010	769	761
Capital in Excess of Par Value	4,824	4,702
Treasury Shares, at Cost	(483)	(563)
Retained Earnings	4,352	4,094
Accumulated Other Comprehensive Income (Loss)	70	199

Weatherford Shareholders’ Equity	9,532	9,193
Noncontrolling Interests	21	67

Total Shareholders’ Equity	9,553	9,260

Total Liabilities and Shareholders’ Equity	$21,185	$19,207

The accompanying notes are an integral part of these consolidated financial statements.

WEATHERFORD INTERNATIONAL LTD. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2011	2010	2009
		(Restated)	(Restated)
	(In millions, except per share amounts)
Revenues:
Products	$4,886	$3,580	$2,921
Services	8,104	6,641	5,912

	12,990	10,221	8,833
Costs and Expenses:
Cost of Products	3,734	2,633	2,308
Cost of Services	5,931	4,949	4,153
Research and Development	245	216	196
Selling, General and Administrative Attributable to Segments	1,534	1,404	1,260
Corporate General and Administrative	222	237	226

	11,666	9,439	8,143

Operating Income	1,324	782	690
Other Income (Expense):
Interest Expense, Net	(453)	(406)	(367)
Bond Tender Premium	—	(54)	—
Devaluation of Venezuelan Bolivar	—	(64)	—
Other, Net	(107)	(53)	(36)

Income Before Income Taxes	764	205	287
Provision for Income Taxes	(486)	(339)	(137)

Net Income (Loss)	278	(134)	150
Net Income Attributable to Noncontrolling Interests	(16)	(18)	(26)

Net Income (Loss) Attributable to Weatherford	$262	$(152)	$124

Earnings (Loss) Per Share Attributable To Weatherford:
Basic	$0.35	$(0.20)	$0.17
Diluted	$0.34	$(0.20)	$0.17
Weighted Average Shares Outstanding:
Basic	753	743	715
Diluted	760	743	723

The accompanying notes are an integral part of these consolidated financial statements.

WEATHERFORD INTERNATIONAL LTD. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

	Issued Shares	Capital In Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Shares	Non- controlling Interests	Total Shareholders’ Equity
			(Restated)	(Restated)		(Restated)	(Restated)
	(In millions)
As Reported December 31, 2008	$729	$4,059	$4,287	$(267)	$(759)	$80	$8,129
Restatement Adjustment	—	—	(165)	14	—	—	(151)

Balance at December 31, 2008	729	4,059	4,122	(253)	(759)	80	7,978
Comprehensive Income:
Net Income	—	—	124	—	—	26	150
Foreign Currency Translation Adjustment	—	—	—	393	—	—	393
Other, Net of Tax	—	—	—	1	—	—	1

Comprehensive Income			124	394		26	544
Dividends Paid to Noncontrolling Interests	—	—	—	—	—	(30)	(30)
Shares Issued for Acquisitions	32	523	—	—	118	—	673
Equity Awards Granted, Vested and Exercised	—	67	—	—	25	—	92
Excess Tax Benefit of Share-Based Compensation Plans	—	4	—	—	—	—	4
Other	—	(10)	—	—	—	3	(7)

Balance at December 31, 2009	761	4,643	4,246	141	(616)	79	9,254
Comprehensive Income:
Net Loss	—	—	(152)	—	—	18	(134)
Foreign Currency Translation Adjustment	—	—	—	1	—	—	1
Defined Benefit Pension Plans, Net of Tax	—	—	—	56	—	—	56
Other, Net of Tax	—	—	—	1	—	—	1

Comprehensive Income			(152)	58		18	(76)
Dividends Paid to Noncontrolling Interests	—	—	—	—	—	(29)	(29)
Shares Issued for Acquisitions	—	(11)	—	—	39	—	28
Equity Awards Granted, Vested and Exercised	—	70	—	—	16	—	86
Other	—	—	—	—	(2)	(1)	(3)

Balance at December 31, 2010	761	4,702	4,094	199	(563)	67	9,260
Comprehensive Loss:
Net Income	—	—	262	—	—	16	278
Foreign Currency Translation Adjustment	—	—	—	(125)	—	—	(125)
Defined Benefit Pension Plans, Net of Tax	—	—	—	(5)	—	—	(5)
Other, Net of Tax	—	—	—	1	—	—	1

Comprehensive Loss			262	(129)		16	149
Dividends Paid to Noncontrolling Interests	—	—	—	—	—	(29)	(29)
Shares Issued for Acquisitions	6	60	—	—	68	—	134
Equity Awards Granted, Vested and Exercised	—	60	—	—	12	—	72
Excess Tax Benefit of Share-Based Compensation Plans	—	4	—	—	—	—	4
Deconsolidation of Joint Ventures	—	—	(4)	—	—	(34)	(38)
Other	2	(2)	—	—	—	1	1

Balance at December 31, 2011	$769	$4,824	$4,352	$70	$(483)	$21	$9,553

The accompanying notes are an integral part of these consolidated financial statements.

WEATHERFORD INTERNATIONAL LTD. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2011	2010	2009
		(Restated)	(Restated)
	(In millions)
Cash Flows From Operating Activities:
Net Income (Loss)	$278	$(134)	$150
Adjustments to Reconcile Net Income (Loss) to Net Cash Provided by Operating Activities:
Depreciation and Amortization	1,135	1,047	909
Employee Share-Based Compensation Expense	87	99	110
Bad Debt Expense	52	57	11
(Gain) Loss on Sale of Assets and Businesses, Net	29	30	(14)
Deferred Income Tax Provision (Benefit)	149	82	(123)
Excess Tax Benefits from Share-Based Compensation	4	—	(4)
Devaluation of Venezuelan Bolivar	—	64	—
Bond Tender Premium	—	54	—
Supplemental Executive Retirement Plan	—	38	—
Revaluation of Contingent Consideration	—	(13)	(24)
Other, Net	(10)	(14)	(25)
Change in Operating Assets and Liabilities, Net of Effect of Businesses Acquired:
Accounts Receivable	(626)	(190)	94
Inventories	(606)	(359)	(48)
Other Current Assets	(68)	82	(150)
Accounts Payable	237	298	41
Other Current Liabilities	46	(12)	(226)
Other, Net	126	(1)	(93)

Net Cash Provided by Operating Activities	833	1,128	608

Cash Flows from Investing Activities:
Capital Expenditures for Property, Plant and Equipment	(1,524)	(977)	(1,569)
Acquisitions of Businesses, Net of Cash Acquired	(144)	(144)	(10)
Acquisition of Intellectual Property	(8)	(24)	(28)
Acquisition of Equity Investments in Unconsolidated Affiliates	(14)	(2)	(27)
Proceeds from Sale of Assets and Businesses, Net	31	197	123
Other Investing Activities	(15)	42	—

Net Cash Used by Investing Activities	(1,674)	(908)	(1,511)

Cash Flows From Financing Activities:
Borrowings of Long-term Debt	22	1,580	1,240
Repayments of Long-term Debt	(216)	(721)	(14)
Borrowings (Repayments) of Short-term Debt, Net	992	(834)	(393)
Bond Tender Premium	—	(54)	—
Proceeds from Interest Rate Derivatives	—	—	64
Excess Tax Benefits from Share-Based Compensation	(4)	—	4
Other Financing Activities, Net	2	(9)	5

Net Cash Provided (Used) by Financing Activities	796	(38)	906

Effect of Exchange Rate Changes on Cash and Cash Equivalents	—	(19)	11
Net Increase (Decrease) in Cash and Cash Equivalents	(45)	163	14
Cash and Cash Equivalents at Beginning of Year	416	253	239

Cash and Cash Equivalents at End of Year	$371	$416	$253

The accompanying notes are an integral part of these consolidated financial statements.

WEATHERFORD INTERNATIONAL LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Summary of Significant Accounting Policies

Organization and Nature of Operations

Weatherford International Ltd., a Swiss joint-stock corporation (together with its subsidiaries and predecessors as a whole or on a regional basis unless the context requires otherwise, “Weatherford,” the “Company,” “we,” “us,” and “our”), is one of the world’s leading providers of equipment and services used in the drilling, evaluation, completion, production and intervention of oil and natural gas wells. We operate in over 100 countries, which are located in nearly all of the oil and natural gas producing regions in the world. Many of our businesses, including those of our predecessor companies, have been operating for more than 50 years.

Our parent company was Weatherford International, Inc., a Delaware corporation (“Weatherford Delaware”), until we moved our incorporation to Bermuda in 2002. In February 2009, we completed a share exchange transaction in which Weatherford International Ltd., a Bermuda exempted company (“Weatherford Bermuda”), became a wholly-owned subsidiary of Weatherford International Ltd., a Swiss joint-stock corporation (“Weatherford Switzerland”), for purposes of changing the Company’s place of incorporation from Bermuda to Switzerland (the “Transaction”). Pursuant to the Transaction, each common share, par value U.S. $1.00 per share, of Weatherford Bermuda was exchanged for one registered share, par value 1.16 Swiss francs (“CHF”) per share, of Weatherford Switzerland. Weatherford Bermuda and Weatherford Delaware continue to be wholly-owned subsidiaries of Weatherford Switzerland.

Principles of Consolidation

The consolidated financial statements include the accounts of Weatherford International Ltd., all wholly-owned subsidiaries, controlled joint ventures and variable interest entities where the Company has determined it is the primary beneficiary for accounting purposes. When referring to Weatherford and using phrases such as “we” “us” and “our,” the intent is to refer to Weatherford International Ltd. and its subsidiaries as a whole or on a regional basis, depending on the context in which the statements are made. All material intercompany accounts and transactions have been eliminated within our consolidated financial statements.

Investments in affiliates in which we exercise significant influence over operating and financial policies are accounted for using the equity method. Our investments in and advances to unconsolidated affiliates includes a 38.5% investment in Premier Business Solutions with carrying amounts of $528 million and $517 million at December 31, 2011 and 2010, respectively. We recognize equity in earnings of unconsolidated affiliates, in Selling, General and Administration attributable to segments in our Consolidated Statements of Operations. Such amounts were not material to any year presented.

We have a significant variable interest in a lessor trust that is a variable interest entity. We are not the primary beneficiary and do not consolidate the trust. The variable interest in the trust is created by the residual fair value guarantees on the leased assets. Our maximum exposure to loss associated with the variable interest and the respective fair value guarantees totaled $16 million at December 31, 2011.

Deconsolidation

During 2011, we deconsolidated three joint ventures that should have been deconsolidated as of January 1, 2010 in accordance with the variable interest entity accounting guidance that became effective in 2010. We recognized equity investments totaling $43 million and derecognized the associated noncontrolling interests totaling $34 million. The consolidation of these joint ventures in prior periods and deconsolidation in the current period did not have a material impact on our statement of financial position or our results of operations for the current or prior periods.

WEATHERFORD INTERNATIONAL LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Use of Estimates

The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period and disclosure of contingent liabilities. On an ongoing basis, we evaluate our estimates, including those related to uncollectible accounts receivable, lower of cost or market value of inventories, equity investments, intangible assets and goodwill, property, plant and equipment, income taxes, percentage-of-completion accounting for long-term contracts, self-insurance, pension and postretirement benefit plans, contingencies and share based payments. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities not readily apparent from other sources. Actual results could differ from those estimates.

Cash and Cash Equivalents

We consider all highly liquid investments with original maturities of three months or less to be cash equivalents.

Accounts Receivable and Allowance for Uncollectible Accounts

We establish an allowance for uncollectible accounts based on specific customer collection issues we have identified. Uncollectible accounts receivable are written off when a settlement is reached for an amount less than the outstanding historical balance or when we determine that it is higly unlikely the balance will be collected.

Major Customers and Credit Risk

Substantially all of our customers are engaged in the energy industry. This concentration of customers may impact our overall exposure to credit risk, either positively or negatively, in that customers may be similarly affected by changes in economic and industry conditions. We perform ongoing credit evaluations of our customers and do not generally require collateral in support of our trade receivables. We maintain reserves for potential credit losses, and actual losses have historically been within our expectations. International sales also present various risks, including risks of war, civil disturbances, and governmental activities that may limit or disrupt markets, restrict the movement of funds, or result in the deprivation of contract rights or the taking of property without fair consideration. Most of our international sales, however, are to large international or national companies. During 2011 and 2010, no individual customer accounted for more than 10% of our consolidated revenues. Revenue from Petroleos Mexicanos (“Pemex”) accounted for approximately 13% of our consolidated revenues during 2009 and is included in our Latin America segment (see Note 18—Segment Information).

Inventories

We value our inventories at lower of cost or market using either the first-in, first-out (“FIFO”) or average cost methods. Cost represents third-party invoice or production cost. Production cost includes material, labor and manufacturing overhead.

Property, Plant and Equipment

We carry our property, plant and equipment, both owned and under capital lease, at cost less accumulated depreciation. The carrying values are based on our estimates and judgments relative to capitalized costs, useful

WEATHERFORD INTERNATIONAL LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

lives and salvage value, where applicable. We expense maintenance and repairs as incurred. We capitalize expenditures for improvements as well as renewals and replacements that extend the useful life of the asset. We depreciate our fixed assets on a straight-line basis over their estimated useful lives, allowing for salvage value where applicable. Our depreciation expense for the years ended December 31, 2011, 2010 and 2009 was $1,036 million, $955 million and $828 million, respectively. We classify our rig assets as Rental and Service Equipment on the Consolidated Balance Sheets. The estimated useful lives of our major classes of property, plant and equipment are as follows:

Estimated Useful Lives
Buildings and leasehold improvements	10 – 40 years or lease term
Rental and service equipment	2 – 20 years
Machinery and other	2 – 12 years

Goodwill and Indefinite-Lived Intangible Assets

We test for the impairment of goodwill and other intangible assets with indefinite lives on at least an annual basis. Our goodwill impairment test involves a comparison of the fair value of each of our reporting units with its carrying amount. Our indefinite-lived asset impairment test involves a comparison of the fair value of the intangible asset and its carrying value. For our goodwill impairment test, fair value is estimated using discounted cash flows using a discount rate adjusted for the credit risk of the regional reporting unit tested. If the fair value is less than the carrying value, the asset is considered impaired. The amount of the impairment, if any, is then determined based on an allocation of the reporting unit fair values to individual assets and liabilities.

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

Pension and Postretirement Benefit Plans

We have defined benefit pension and other postretirement benefit plans covering certain of our employees. Costs of the plan are charged to income and consist of several components, known collectively as net periodic

WEATHERFORD INTERNATIONAL LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

pension cost, which are based on various actuarial assumptions regarding future experience of the plans. Amounts recorded for these defined benefit plans reflect estimates related to future interest rates, investment rates of return, employee turnover and wage increases. We review all assumptions and estimates on an ongoing basis. As of December 31, 2011 and 2010, we have recognized the overfunded or underfunded status of our plans as an asset or liability in the Consolidated Balance Sheets.

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

Derivative Financial Instruments

We record derivative instruments on the balance sheet at their gross fair value, recognizing as either an asset or a liability. Changes in the fair value of derivatives are recorded each period in current earnings or other comprehensive income (loss), depending on whether the derivative is designated as part of a hedge relationship, and if so, the type of hedge transaction. Any gain or loss associated with the termination of an interest rate swap that was accounted for as a hedge instrument is deferred and amortized as an adjustment to interest expense over the remaining term of the designated debt instrument.

Foreign Currency

Results of operations for our foreign subsidiaries with functional currencies other than the U.S. dollar are translated using average exchange rates during the period. Assets and liabilities of these foreign subsidiaries are translated using the exchange rates in effect at the balance sheet dates, and the resulting translation adjustments are included as Accumulated Other Comprehensive Income (Loss), a component of shareholders’ equity.

For our subsidiaries that have a functional currency that differs from the currency of their balances and transactions, inventories, property, plant and equipment and other non-monetary assets and liabilities, together with their related elements of expense or income, are remeasured using historical exchange rates. All other assets and liabilities are remeasured at current exchange rates. All revenues and expenses are translated at average exchange rates. Remeasurement gains and losses for these subsidiaries are recognized in our results of operations during the period incurred. We had net currency losses of $84 million, $34 million and $29 million in 2011, 2010 and 2009, respectively. The gain or loss related to individual foreign currency transactions is included in results of operations when incurred. Currency gains and losses are included in Other, Net in our Consolidated Statements of Operations.

WEATHERFORD INTERNATIONAL LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Share-Based Compensation

We account for all share-based payment awards, including shares issued under employee stock purchase plans, stock options, restricted stock and performance units by measuring these awards at the date of grant and recognizing the grant date fair value as an expense over the service period, which is usually the vesting period.

Income Taxes

Income taxes have been provided based upon the tax laws and rates in the countries in which our operations are conducted and income is earned. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. A valuation allowance for deferred tax assets is recorded when it is more likely than not that some or all of the benefit from the deferred tax asset will not be realized. The impact of an unrecognized tax benefit taken or expected to be taken on an income tax return is recognized in the financial statements at the largest amount that is more likely than not to be sustained upon examination by the relevant taxing authority.

Revenue Recognition

Revenue is recognized when all of the following criteria have been met: (1) evidence of an arrangement exists; (2) delivery to and acceptance by the customer has occurred; (3) the price to the customer is fixed or determinable; and (4) collectability is reasonably assured.

Both contract drilling and pipeline service revenue is contractual by nature and both are day-rate based contracts. We recognize revenue for these contracts based on the criteria outlined above, which is consistent with our other product offerings.

From time to time, we may receive revenues for preparation and mobilization of equipment and personnel. In connection with new drilling contracts, revenues earned and incremental costs incurred directly related to preparation and mobilization are deferred and recognized over the primary contract term using the straight-line method. Costs of relocating equipment without contracts to more promising market areas are expensed as incurred. Demobilization fees received are recognized, along with any related expenses, upon completion of contracts.

We incur rebillable expenses including shipping and handling, third-party inspection and repairs, and customs costs and duties. We recognize the revenue associated with these rebillable expenses as Products Revenues and all related costs as Cost of Products in the accompanying Consolidated Statements of Operations.

Percentage-of-Completion

Revenue from certain long-term construction type contracts, is reported on the percentage-of-completion method of accounting. This method of accounting requires us to calculate contract profit to be recognized in each reporting period for each contract based upon our projections of future outcomes, which include:

•	estimates of the available revenue under the contracts;

•	estimates of the total cost to complete the project;

•	estimates of project schedule and completion date;

•	estimates of the extent of progress toward completion; and

•	amounts of any change orders or claims included in revenue.

WEATHERFORD INTERNATIONAL LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Measurements of progress are generally output based and are related to physical progress or costs incurred, depending upon the nature of the contract. At the outset of each contract, we prepare a detailed analysis of our estimated cost to complete the project. Risks related to service delivery, usage, productivity, and other factors are considered in the estimation process. We periodically evaluate the estimated costs, claims, change orders, and percentage-of-completion at the contract level. The recording of profits and losses on long-term contracts requires an estimate of the total profit or loss over the life of each contract. This estimate requires consideration of total contract value, change orders, and claims, less costs incurred and estimated costs to complete. Anticipated losses on contracts are recorded in full in the period in which they become evident. Profits are recorded based upon the total estimated contract profit times multiplied by the current estimated percentage complete for the contract.

Earnings per Share

Basic earnings per share for all periods presented equals net income divided by the weighted average number of our shares outstanding during the period including participating securities. Diluted earnings per share is computed by dividing net income by the weighted average number of our shares outstanding during the period including participating securities, adjusted for the dilutive effect of our stock options, restricted shares, performance units and our outstanding warrants. Our diluted earnings per share calculation excludes five million potential shares for the year ended December 31, 2011, three million potential shares for the year ended December 31, 2010 and seven million potential shares for the year ended December 31, 2009, due to their anti-dilutive effect. Our diluted earnings per share calculation for the year ended December 31, 2010 also excludes seven million potential shares that would have been included if we had net income for that year, but are excluded as we had a net loss and their inclusion would have been anti-dilutive.

Unvested share-based payment awards that contain non-forfeitable rights to dividends or dividend equivalents, whether paid or unpaid, are participating securities and are included in the computation of earnings per share following the two-class method. Accordingly, we include our restricted share awards, which contain the right to vote and receive dividends, in the computation of both basic and diluted earnings per share.

The following reconciles basic and diluted weighted average shares outstanding:

	Year Ended December 31,
	2011	2010	2009
	(In millions)
Basic weighted average shares outstanding	753	743	715
Dilutive effect of:
Warrants	2	—	2
Stock options and restricted shares	5	—	6

Diluted weighted average shares outstanding	760	743	723

New Accounting Pronouncements

In January 2011, we adopted an update to existing guidance on revenue recognition for arrangements with multiple deliverables. This update requires companies to allocate consideration for qualified separate deliverables using estimated selling price for both delivered and undelivered items when vendor-specific objective evidence or third-party evidence is unavailable. It also requires additional disclosures on the nature of multiple element arrangements, the types of deliverables under the arrangements, the general timing of their delivery and significant factors and estimates used to determine estimated selling prices. The adoption of this update did not have a material impact on our consolidated financial statements or existing revenue recognition policies.

WEATHERFORD INTERNATIONAL LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

In June 2011, the FASB issued new guidance on the presentation of comprehensive income. The new guidance allows an entity to present components of net income and other comprehensive income in one continuous statement, referred to as the statement of comprehensive income, or in two separate, but consecutive statements. The new guidance eliminates the current option to report other comprehensive income and its components in the statement of changes of shareholders’ equity. While the new guidance changes the presentation of comprehensive income, there are no changes to the components that are recognized in net income or other comprehensive income under current accounting guidance. Subsequently, in December 2011, the FASB modified the June guidance to defer the requirement that companies present reclassification adjustments for each component of accumulated other comprehensive income (loss) in both net income and other comprehensive income. This guidance, is effective for fiscal years and interim periods beginning after December 15, 2011.

In September 2011, the FASB issued an accounting update that gives companies the option to make a qualitative evaluation about the likelihood of goodwill impairment. Companies will be required to perform the two-step impairment test only if it concludes that the fair value of a reporting unit is more likely than not less than its carrying value. The accounting update is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. We did not early adopt this guidance and do not believe our adoption of the new guidance in 2012 will have a material impact on our consolidated financial position, results of operations or cash flows.

In December 2011, the FASB issued an accounting update that will add new disclosure requirements for entities with recognized financial instruments that are appropriately offset on the balance sheet or that are subject to a master netting arrangement. The accounting update is effective for periods beginning on or after January 1, 2013 with retrospective presentation. We do not believe this guidance will have a material impact on our presentation and disclosure.

2.	Restatement of the Consolidated Financial Statements

We identified a material weakness in our internal controls over the accounting for income taxes for the year ended December 31, 2010 that resulted in the identification of certain errors in our income tax accounts. The correction of these errors resulted in the restatement of our previously reported financial statements as of and for the years ended December 31, 2009 and 2008, and our condensed consolidated financial statements for each of the affected quarters within 2009 and 2010. We were unable to remediate the material weakness in 2011, which required us to perform additional procedures including reconciliations and analyses designed to ensure that our consolidated financial statements have been prepared in accordance with generally accepted accounting principles. These procedures included, but were not limited to, reconciliations of our deferred tax balances with the tax bases of assets and liabilities, comprehensive analysis of unrecognized tax benefits, reassessment of the recoverability of net deferred tax assets, revaluation of the accounting for certain classes of our deferred tax balances, and accounting for certain tax transactions such as withholding and branch profits taxes. As a result of these procedures, we identified additional errors across multiple jurisdictions. In the aggregate, these errors resulted in an understatement of income tax expense by $41 million and $50 million compared to the previously restated results for 2010 and 2009, respectively. Errors attributable to 2008 and prior totaled $165 million. The

WEATHERFORD INTERNATIONAL LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

correction of these errors resulted in further restatements of our previously restated financial statements as of and for the years ended December 31, 2010 and 2009, including beginning retained earnings in 2009, and our previously reported condensed consolidated financial statements for each of the quarters within 2010 and 2011.

The $41 million correction for 2010 resulted from the recognition of an additional $23 million of reserves for unrecognized tax benefits, $21 million of deferred tax adjustments for additional valuation allowances, partially offset by $3 million of other net adjustments to our current and deferred tax accounts.

The $50 million correction for 2009 resulted from the recognition of an additional $49 million of reserves for unrecognized tax benefits and $5 million of deferred tax adjustments resulting from additional valuation allowances, partially offset by $4 million of other net adjustments to our current and deferred tax accounts.

Errors attributable to 2008 and prior totaling $165 million are largely attributable to additional reserves for unrecognized tax benefits, the recognition of withholding taxes payable, valuation allowances on deferred tax assets and other adjustments to our current and deferred tax accounts that were identified through the additional reconciliations and analyses. Restatement adjustments for unrecognized tax benefits were $60 million and primarily related to increases in reserves in jurisdictions outside the United States. Withholding tax and valuation allowance adjustments totaled $51 million and $2 million, respectively, while other adjustments to our current and deferred tax accounts totaled $52 million, principally from the reconciliation of our deferred tax balances with the tax bases of assets and liabilities in several jurisdictions.

In addition to the adjustments recorded to address our errors in accounting for income taxes, we recorded other adjustments to correct for previously identified immaterial errors affecting operating income that were recorded in improper periods. These adjustments were not recorded previously as we concluded that these adjustments were not material to the respective periods. As a result of these adjustments, income from operations before income taxes was increased by $4 million in 2009.

The following tables summarize the impact of these adjustments on our previously reported annual results filed on our Annual Report on Form 10-K/A for the year ended December 31, 2010. The effect of these adjustments on our 2010 and 2011 quarterly results is shown in Note 19.

WEATHERFORD INTERNATIONAL LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The effects of the restatement on our consolidated statement of operations for the year ended December 31, 2010 follows:

	Year Ended December 31, 2010
	Previously Reported	Adjustments	Restated
	(In millions, except per share amounts)
Revenues:
Products	$3,580	$—	$3,580
Services	6,641	—	6,641

	10,221	—	10,221
Costs and Expenses:
Cost of Products	2,635	(2)	2,633
Cost of Services	4,949	—	4,949
Research and Development	214	2	216
Selling, General and Administrative Attributable to Segments	1,404	—	1,404
Corporate General and Administrative	237	—	237

	9,439	—	9,439

Operating Income	782	—	782
Other Income (Expense):
Interest Expense, Net	(406)	—	(406)
Bond Tender Premium	(54)	—	(54)
Devaluation of Venezuelan Bolivar	(64)	—	(64)
Other, Net	(53)	—	(53)

Income from Operations Before Income Taxes	205	—	205
Provision for Income Taxes	(298)	(41)	(339)

Net Loss	(93)	(41)	(134)
Net Income Attributable to Noncontrolling Interests	(15)	(3)	(18)

Net Loss Attributable to Weatherford	$(108)	$(44)	$(152)

Loss Per Share Attributable to Weatherford:
Basic	$(0.15)	$(0.05)	$(0.20)
Diluted	$(0.15)	$(0.05)	$(0.20)
Weighted Average Shares Outstanding:
Basic	743	—	743
Diluted	743	—	743

WEATHERFORD INTERNATIONAL LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The effects of the restatement on our consolidated statement of operations for the year ended December 31, 2009 follows:

	Year Ended December 31, 2009
	Previously Reported	Adjustments	Restated
	(In millions, except per share amounts)
Revenues:
Products	$2,921	$—	$2,921
Services	5,912	—	5,912

	8,833	—	8,833
Costs and Expenses:
Cost of Products	2,308	—	2,308
Cost of Services	4,155	(2)	4,153
Research and Development	195	1	196
Selling, General and Administrative Attributable to Segments	1,261	(1)	1,260
Corporate General and Administrative	226	—	226

	8,145	(2)	8,143

Operating Income	688	2	690
Other Income (Expense):
Interest Expense, Net	(367)	—	(367)
Other, Net	(38)	2	(36)

Income from Operations Before Income Taxes	283	4	287
Provision for Income Taxes	(87)	(50)	(137)

Net Income (Loss)	196	(46)	150
Net Income Attributable to Noncontrolling Interests	(26)	—	(26)

Net Income Attributable to Weatherford	$170	$(46)	$124

Earnings Per Share Attributable to Weatherford:
Basic	$0.24	$(0.07)	$0.17
Diluted	$0.24	$(0.07)	$0.17
Weighted Average Shares Outstanding:
Basic	715	—	715
Diluted	723	—	723

WEATHERFORD INTERNATIONAL LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The effects of the restatement on our consolidated balance sheet for the year ended December 31, 2010 follows:

	Year Ended December 31, 2010
	Previously Reported	Adjustments	Restated
	(In millions, except par value)
Current Assets:
Cash and Cash Equivalents	$416	$—	$416
Accounts Receivable	2,629	—	2,629
Inventories	2,590	—	2,590
Current Deferred Tax Assets	256	28	284
Other Current Assets	601	—	601

Total Current Assets	6,492	28	6,520

Property, Plant and Equipment
Land, Buildings and Leasehold Improvements	1,160	—	1,160
Rental and Service Equipment	7,977	—	7,977
Machinery and Other	2,025	—	2,025

	11,162	—	11,162
Less: Accumulated Depreciation	4,222	—	4,222

	6,940	—	6,940

Goodwill	4,185	92	4,277
Other Intangible Assets	730	(2)	728
Equity Investments	540	—	540
Other Assets	245	(43)	202

Total Assets	$19,132	$75	$19,207

Current Liabilities:
Short-term Borrowings and Current Portion of Long-term Debt	$235	$—	$235
Accounts Payable	1,335	—	1,335
Accrued Salaries and Benefits	329	—	329
Income Taxes Payable	43	48	91
Other Current Liabilities	641	(3)	638

Total Current Liabilities	2,583	45	2,628
Long-term Debt	6,530	—	6,530
Other Liabilities	554	235	789

Total Liabilities	9,667	280	9,947

Shareholders’ Equity:
Shares	761	—	761
Capital in Excess of Par Value	4,702	—	4,702
Treasury Shares, at Cost	(563)	—	(563)
Retained Earnings	4,349	(255)	4,094
Accumulated Other Comprehensive Income (Loss)	152	47	199

Weatherford Shareholders’ Equity	9,401	(208)	9,193
Noncontrolling Interests	64	3	67

Total Shareholders’ Equity	9,465	(205)	9,260

Total Liabilities and Shareholders’ Equity	$19,132	$75	$19,207

WEATHERFORD INTERNATIONAL LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The effects of the restatement on our consolidated balance sheet for the year ended December 31, 2009 follows:

	Year Ended December 31, 2009
	Previously Reported	Adjustments	Restated
	(In millions, except par value)
Current Assets:
Cash and Cash Equivalents	$253	$—	$253
Accounts Receivable	2,511	—	2,511
Inventories	2,238	—	2,238
Current Deferred Tax Assets	259	26	285
Other Current Assets	721	—	721

Total Current Assets	5,982	26	6,008

Property, Plant and Equipment
Land, Buildings and Leasehold Improvements	976	—	976
Rental and Service Equipment	7,535	—	7,535
Machinery and Other	1,919	—	1,919

	10,430	—	10,430
Less: Accumulated Depreciation	3,440	—	3,440

	6,990	—	6,990

Goodwill	4,156	87	4,243
Other Intangible Assets	773	(2)	771
Equity Investments	533	—	533
Other Assets	263	(38)	225

Total Assets	$18,697	$73	$18,770

Current Liabilities:
Short-term Borrowings and Current Portion of Long-term Debt	$870	$—	$870
Accounts Payable	1,002	—	1,002
Accrued Salaries and Benefits	274	—	274
Income Taxes Payable	202	77	279
Other Current Liabilities	653	(2)	651

Total Current Liabilities	3,001	75	3,076
Long-term Debt	5,847	—	5,847
Other Liabilities	411	182	593

Total Liabilities	9,259	257	9,516

Shareholders’ Equity:
Shares	761	—	761
Capital in Excess of Par Value	4,643	—	4,643
Treasury Shares, at Cost	(616)	—	(616)
Retained Earnings	4,457	(211)	4,246
Accumulated Other Comprehensive Income (Loss)	114	27	141

Weatherford Shareholders’ Equity	9,359	(184)	9,175
Noncontrolling Interests	79	—	79

Total Shareholders’ Equity	9,438	(184)	9,254

Total Liabilities and Shareholders’ Equity	$18,697	$73	$18,770

WEATHERFORD INTERNATIONAL LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The effects of the restatement on our consolidated statement of cash flows for the year ended December 31, 2010 follows:

	Year Ended December 31, 2010
	Previously Reported	Adjustments	Restated
	(In millions)
Cash Flows From Operating Activities:
Net Loss	$(93)	$(41)	$(134)
Adjustments to Reconcile Net Loss to Net Cash Provided by Operating Activities:
Depreciation and Amortization	1,047	—	1,047
Employee Share-Based Compensation Expense	99	—	99
Bad Debt Expense	57	—	57
(Gain) Loss on Sale of Assets and Businesses, Net	30	—	30
Deferred Income Tax Provision (Benefit)	55	27	82
Excess Tax Benefits from Share-Based Compensation	—	—	—
Devaluation of Venezuelan Bolivar	64	—	64
Bond Tender Premium	54	—	54
Supplemental Executive Retirement Plan	38	—	38
Revaluation of Contingent Consideration	(13)	—	(13)
Other, Net	(13)	(1)	(14)
Change in Operating Assets and Liabilities, Net of Effect of Businesses Acquired:
Accounts Receivable	(190)	—	(190)
Inventories	(360)	1	(359)
Other Current Assets	81	1	82
Accounts Payable	298	—	298
Other Current Liabilities	(7)	(5)	(12)
Other, Net	(19)	18	(1)

Net Cash Provided by Operating Activities	1,128	—	1,128

Cash Flows from Investing Activities:
Capital Expenditures for Property, Plant and Equipment	(977)	—	(977)
Acquisitions of Businesses, Net of Cash Acquired	(144)	—	(144)
Acquisition of Intellectual Property	(24)	—	(24)
Acquisition of Equity Investments in Unconsolidated Affiliates	(2)	—	(2)
Proceeds from Sale of Assets and Businesses, Net	197	—	197
Other Investing Activities	42	—	42

Net Cash Used by Investing Activities	(908)	—	(908)

Cash Flows From Financing Activities:
Borrowings of Long-term Debt	1,580	—	1,580
Repayments of Long-term Debt	(721)	—	(721)
Borrowings (Repayments) of Short-term Debt, Net	(834)	—	(834)
Bond Tender Premium	(54)	—	(54)
Excess Tax Benefits from Share-Based Compensation	—	—	—
Other Financing Activities, Net	(9)	—	(9)

Net Cash Used by Financing Activities	(38)	—	(38)

Effect of Exchange Rate Changes on Cash and Cash Equivalents	(19)	—	(19)
Net Increase in Cash and Cash Equivalents	163	—	163
Cash and Cash Equivalents at Beginning of Year	253	—	253

Cash and Cash Equivalents at End of Year	$416	$—	$416

WEATHERFORD INTERNATIONAL LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The effects of the restatement on our consolidated statement of cash flows for the year ended December 31, 2009 follows:

	Year Ended December 31, 2009
	Previously Reported	Adjustments	Restated
	(In millions)
Cash Flows From Operating Activities:
Net Income (Loss)	$196	$(46)	$150
Adjustments to Reconcile Net Income (Loss) to Net Cash Provided by Operating Activities:
Depreciation and Amortization	909	—	909
Employee Share-Based Compensation Expense	110	—	110
Bad Debt Expense	11	—	11
(Gain) Loss on Sale of Assets and Businesses, Net	(14)	—	(14)
Deferred Income Tax Provision (Benefit)	(131)	8	(123)
Excess Tax Benefits from Share-Based Compensation	(4)	—	(4)
Revaluation of Contingent Consideration	(24)	—	(24)
Other, Net	(25)	—	(25)
Change in Operating Assets and Liabilities, Net of Effect of Businesses Acquired:
Accounts Receivable	94	—	94
Inventories	(49)	1	(48)
Other Current Assets	(150)	—	(150)
Accounts Payable	41	—	41
Other Current Liabilities	(237)	11	(226)
Other, Net	(119)	26	(93)

Net Cash Provided by Operating Activities	608	—	608

Cash Flows from Investing Activities:
Capital Expenditures for Property, Plant and Equipment	(1,569)	—	(1,569)
Acquisitions of Businesses, Net of Cash Acquired	(10)	—	(10)
Acquisition of Intellectual Property	(28)	—	(28)
Acquisition of Equity Investments in Unconsolidated Affiliates	(27)	—	(27)
Proceeds from Sale of Assets and Businesses, Net	123	—	123

Net Cash Used by Investing Activities	(1,511)	—	(1,511)

Cash Flows From Financing Activities:
Borrowings of Long-term Debt	1,240	—	1,240
Repayments of Long-term Debt	(14)	—	(14)
Borrowings (Repayments) of Short-term Debt, Net	(393)	—	(393)
Proceeds from Interest Rate Derivatives	64	—	64
Excess Tax Benefits from Share-Based Compensation	4	—	4
Other Financing Activities, Net	5	—	5

Net Cash Provided by Financing Activities	906	—	906

Effect of Exchange Rate Changes on Cash and Cash Equivalents	11	—	11
Net Increase in Cash and Cash Equivalents	14	—	14
Cash and Cash Equivalents at Beginning of Year	239	—	239

Cash and Cash Equivalents at End of Year	$253	$—	$253

WEATHERFORD INTERNATIONAL LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

3.	Business Combinations

We have acquired businesses we feel are important to our long-term growth strategy. Results of operations for acquisitions are included in the accompanying Consolidated Statements of Operations from the date of acquisition. The balances included in the Consolidated Balance Sheets related to current year acquisitions are based on preliminary information and are subject to change when final asset valuations are obtained and the potential for liabilities has been evaluated. The purchase price is allocated to the net assets acquired based upon their estimated fair values at the date of acquisition.

We acquired various businesses and equity investments during the years ended December 31, 2011, 2010 and 2009 for cash consideration of approximately $158 million, $146 million and $37 million, respectively, net of cash acquired. In addition, our 2011 acquisitions included the issuance of approximately eight million shares valued at $134 million, our 2010 acquisitions included the issuance of approximately two million shares valued at $28 million and our 2009 acquisitions included the issuance of approximately 35 million shares valued at $673 million.

In July 2009, we acquired the Oilfield Services Division (“OFS”) of TNK-BP and issued 24 million shares valued at approximately $450 million as the purchase consideration. The consideration agreed by the parties was contingent on the price received by the seller upon the sale of our shares.

As required by the accounting guidance for business combinations, we estimated the fair value of the contingent consideration for the OFS acquisition based on Level 3 inputs to be a liability of $84 million at the date of acquisition and $60 million at December 31, 2009. In November 2010, TNK-BP informed us that they sold 23 million shares below the guaranteed share price. In accordance with the contingent consideration arrangement we paid TNK-BP approximately $47 million and recognized a gain of approximately $13 million on settlement. All periodic remeasurement gains and losses were recorded in Selling, General and Administrative Attributable to Segments in the Consolidated Statements of Operations. In 2010, we also paid TNK-BP $44 million in accordance with the working capital adjustment provisions of the OFS acquisition agreement.

4.	Supplemental Cash Flow Information

Cash paid for interest and income taxes, net of refunds, was as follows:

	Year Ended December 31,
	2011	2010	2009
	(In millions)
Interest paid, net of capitalized interest	$461	$403	$332
Income taxes paid, net of refunds	291	351	390

5.	Inventories

Inventories by category were as follows:

	December 31,
	2011	2010
	(In millions)
Raw materials, components and supplies	$443	$384
Work in process	149	114
Finished goods	2,566	2,092

	$3,158	$2,590

WEATHERFORD INTERNATIONAL LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Work in process and finished goods inventories include the cost of materials, labor and manufacturing overhead.

6.	Goodwill

We perform an impairment test for goodwill and indefinite-lived intangible assets annually as of October 1, or more frequently if indicators of potential impairment exist. Our goodwill impairment test involves a comparison of the fair value of each of our reporting units with its carrying amount. Our reporting units are based on our regional structure and consist of the United States, Canada, Latin America, Europe, West Africa, FSU, Middle East/North Africa and Asia Pacific. During the course of 2011, the market price of our common stock declined significantly; however, and we concluded that the decline did not constitute an indicator of potential impairment as there had not been a significant change in the estimated future cash flows of our reporting units. Ultimately, our 2011 impairment test performed as of October 1 indicated goodwill was not impaired.

None of our reporting units failed the first step of our impairment test during 2011, as their fair values were in excess of their carrying value. The fair values of our Middle East/North Africa, FSU, West Africa and Latin America reporting units were closest to their carrying values and were in excess of their carrying values in a range from 15% to 23% at October 1, 2011. The goodwill at December 31, 2011 for these reporting units was as follows: Middle East/North Africa—$508 million; FSU—$283 million; West Africa—$77 million; and Latin America—$388 million.

The changes in the carrying amount of goodwill by reportable segment for the two years ended December 31, 2011 were as follows:

	North America	Middle East/ North Africa/ Asia	Europe/ West Africa/ FSU	Latin America	Total
	(In millions)
Balance at December 31, 2009	$2,148	$714	$1,058	$323	$4,243
Acquisitions	4	25	1	—	30
Disposals	—	(1)	—	—	(1)
Purchase price and other Adjustments	(1)	(1)	(19)	(1)	(22)
Foreign currency translation	37	10	(20)	—	27

Balance at December 31, 2010	2,188	747	1,020	322	4,277
Acquisitions	78	—	8	73	159
Disposals	—	—	—	—	—
Purchase price and other Adjustments	16	(4)	2	—	14
Foreign currency translation	(11)	—	(10)	(7)	(28)

Balance at December 31, 2011	$2,271	$743	$1,020	$388	$4,422

WEATHERFORD INTERNATIONAL LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

7.	Other Intangible Assets

The components of intangible assets were as follows:

	December 31, 2011			December 31, 2010
	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
	(In millions)
Acquired technology	$416	$(170)	$246	$413	$(145)	$268
Licenses	281	(131)	150	270	(120)	150
Patents	248	(101)	147	213	(80)	133
Customer relationships and contracts	205	(106)	99	191	(76)	115
Other	107	(38)	69	94	(32)	62

	$1,257	$(546)	$711	$1,181	$(453)	$728

We have trademarks that are considered to have indefinite lives as we have the ability and intent to renew them indefinitely. These trademarks had a carrying value of $19 million at both December 31, 2011 and 2010, and are included in the Other caption in the table above.

Amortization expense was $102 million, $92 million and $81 million for the years ended December 31, 2011, 2010 and 2009, respectively. Future estimated amortization expense for the carrying amount of intangible assets as of December 31, 2011 is expected to be as follows (in millions):

2012	$100
2013	97
2014	92
2015	82
2016	67

8.	Short-term Borrowings and Current Portion of Long-term Debt

	December 31,
	2011	2010
	(In millions)
Commercial paper program	$997	$—
Other short-term bank loans	14	18

Total short-term borrowings	1,011	18
Current portion of long-term debt	309	217

Short-term borrowings and current portion of long-term debt	$1,320	$235

Weighted average interest rate on short-term borrowings outstanding at end of year	0.81%	8.96%

Prior to July 2011, we maintained a $1.75 billion unsecured, revolving credit agreement (the “Credit Agreement”) with JPMorgan Chase Bank, N.A., as administrative agent. On July 13, 2011, we amended the Credit Agreement to increase the facility size from $1.75 billion to $2.25 billion, extend the scheduled maturity date from October 15, 2013 to July 13, 2016 and decrease interest rate margins under the facility. The Credit

WEATHERFORD INTERNATIONAL LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Agreement, as amended, can be used for a combination of borrowings, support for our $1.5 billion commercial paper program and issuances of letters of credit. This agreement requires that we maintain a debt-to-total capitalization ratio of less than 60%. We were in compliance with these covenants at December 31, 2011. At December 31, 2011 our borrowings under our commercial paper program had a weighted average interest rate of 0.73% and there were $64 million in outstanding letters of credit under the Credit Agreement.

We have short-term borrowings with various domestic and international institutions pursuant to uncommitted facilities. At December 31, 2011, we had $14 million in short-term borrowings under these arrangements with a weighted average interest rate of 6%. In addition, we had $410 million of letters of credit under various uncommitted facilities and $209 million of performance bonds issued by financial sureties against an indemnification from us at December 31, 2011.

The carrying value of our short-term borrowings approximates their fair value as of December 31, 2011. The current portion of long-term debt at December 31, 2011 includes $273 million for our senior notes due June 2012 and other long-term debt totaling $36 million.

9.	Long-term Debt

We have issued various senior notes, all of which rank equally with our existing and future senior unsecured indebtedness, have semi-annual interest payments and no sinking fund requirements. Our long-term debt consisted of the following:

	December 31,
	2011	2010
	(In millions)
6.625% Senior Notes due 2011	$—	$184
5.95% Senior Notes due 2012	273	273
5.15% Senior Notes due 2013	297	299
4.95% Senior Notes due 2013	252	252
5.50% Senior Notes due 2016	357	358
6.35% Senior Notes due 2017	613	600
6.00% Senior Notes due 2018	498	498
9.625% Senior Notes due 2019	1,030	1,033
5.125% Senior Notes due 2020	799	799
6.50% Senior Notes due 2036	596	596
6.80% Senior Notes due 2037	298	298
7.00% Senior Notes due 2038	498	498
9.875% Senior Notes due 2039	247	247
6.75% Senior Notes due 2040	598	598
4.82% Secured Borrowing	154	172
Foreign Bank and Other Debt Denominated in Foreign Currencies	15	15
Capital and Other Lease Obligations	60	24
Other	10	3

	6,595	6,747
Less amounts due in one year	309	217

Long-term debt	$6,286	$6,530

WEATHERFORD INTERNATIONAL LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following is a summary of scheduled long-term debt maturities by year (in millions):

2012	$309
2013	580
2014	33
2015	34
2016	384
Thereafter	5,255

$6,595

In September 2010, we completed a $1.4 billion long-term debt offering comprised of (1) $800 million of 5.125% Senior Notes due in 2020 (“5.125% Senior Notes”) and (2) $600 million of 6.75% Senior Notes due in 2040 (“6.75% Senior Notes”). Net proceeds of $1.386 billion were used to fund our bond tender offer that commenced in September 2010 and repay short-term borrowings on our revolving credit facilities.

In September 2010, we commenced a cash tender offer for up to $700 million aggregate principal amount of specified series of our outstanding debt. Pursuant to the tender offer terms, we repurchased $167 million of our 6.625% senior notes due 2011 and incurred an expense of $11 million for the premium we paid on the repurchase. In October 2010, we completed the tender offer by repurchasing $327 million and $206 million of our 5.95% senior notes due 2012 and 5.15% senior notes due 2013, respectively. We paid a $44 million premium on these bonds tendered and incurred a charge of $43 million in 2010.

The weighted average effective interest rate on our Senior Notes for 2011 was 6.64%. The effective rate was determined after giving consideration to the effect of interest rate derivatives accounted for as hedges and the amortization of any discounts (See Note 11 — Derivative Instruments).

In June 2010, we entered into a secured loan agreement with a third-party financial institution and received proceeds of $180 million. The note bears interest at a rate of 4.82% and is being repaid in monthly installments over seven years. The loan is secured by equipment located in the United States, and is included in long-term debt on our Consolidated Balance Sheet.

10.	Fair Value of Financial Instruments

Accounts Receivable Factoring

In 2010, we entered into an accounts receivable factoring program to sell accounts receivable related to Latin America to third party financial institutions. We sold approximately $395 million under this program during 2010. These transactions qualified for sale accounting under the accounting standards. The proceeds received through December 31, 2010 were included in operating cash flows in our Consolidated Statement of Cash Flows.

We sold approximately $65 million under this program during 2011, received cash totaling $64 million and recognized a loss of $1 million on these sales. These transactions qualified for sale accounting under the accounting standards. The proceeds received on the initial sale and collection of the deferred amounts through December 31, 2011, are included in operating cash flows in our Consolidated Statement of Cash Flows.

Financial Instruments Measured and Recognized at Fair Value

We estimate fair value at a price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants in the principal market for the asset or liability. Our valuation

WEATHERFORD INTERNATIONAL LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

techniques require inputs that we categorize using a three level hierarchy, from highest to lowest level of observable inputs. Level 1 inputs are unadjusted quoted prices in active markets for identical assets or liabilities. Level 2 inputs are quoted prices or other market data for similar assets and liabilities in active markets, or inputs that are observable for the asset or liability, either directly or indirectly through market corroboration, for substantially the full term of the financial instrument. Level 3 inputs are unobservable inputs based upon our own judgment and assumptions used to measure assets and liabilities at fair value. Classification of a financial asset or liability within the hierarchy is determined based on the lowest level of input that is significant to the fair value measurement. Other than disclosed below under derivative instruments, we had no assets or liabilities measured and recognized at fair value on a recurring basis at December 31, 2011 and 2010.

During 2010, we received proceeds of approximately $42 million from the redemption of our other investments recorded at fair value at December 31, 2009. The proceeds are included in investing activities in the Consolidated Statement of Cash Flows for the period ended December 31, 2010.

As of December 31, 2011 and 2010, we had no financial instruments measured at a fair value based upon Level 3 inputs. The following table provides a summary of changes in fair value of our Level 3 financial liabilities as of December 31, 2010 (in millions):

Balance at beginning of period	$60
Payment of contingent consideration on acquisition	(47)
Gain on contingent consideration on acquisition included in earnings	(13)

Balance at end of period	$—

The gains recorded during 2010 were included in the Selling, General and Administrative Attributable to Segments line in the Consolidated Statements of Operations.

Fair Value of Other Financial Instruments

Our other financial instruments include cash and cash equivalents, accounts receivable, notes receivable, accounts payable and short-term borrowings and long-term debt. With the exception of long-term debt, the carrying value of these financial instruments approximates their fair value due primarily to their short-term nature.

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

The fair value and carrying value of our long-term debt and current portion of long-term debt were as follows:

	December 31,
	2011	2010
	(In millions)
Fair value	$7,270	$7,329
Carrying value	6,595	6,747

WEATHERFORD INTERNATIONAL LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

11.	Derivative Instruments

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

Fair Value Hedges

We may use interest rate swaps to help mitigate exposures related to changes in the fair values of the associated debt. Amounts paid or received upon termination of interest rate swaps accounted for as fair value hedges represent the fair value of the agreements at the time of termination and are recorded as an adjustment to the carrying value of the related debt. These amounts are amortized as a reduction, in the case of gains, or as an increase, in the case of losses, of interest expense over the remaining term of the debt. As of December 31, 2011 and 2010, we had net unamortized gains of $46 million and $55 million, respectively, associated with interest rate swap terminations.

In July 2011, we entered into interest rate swap agreements to pay a variable interest rate and receive a fixed interest rate with an aggregate notional amount of $300 million. These swaps were designated as fair value hedges of our 6.35% Senior Notes. These agreements are determined to be highly effective. The effects of any ineffectiveness were not material to the Consolidated Statements of Operations as the changes in the fair values of the interest rate swaps offset changes in the fair value of the underlying debt. The aggregate fair value of the interest rate swaps at December 31, 2011 resulted in an asset of $13 million with a corresponding increase to Long-term Debt on the accompanying Consolidated Balance Sheets.

Cash Flow Hedges

In 2008, we entered into interest rate derivative instruments to hedge projected exposures to interest rates in anticipation of a debt offering. These hedges were terminated at the time of the issuance of the debt and the associated loss on these hedges is being amortized from Accumulated Other Comprehensive Income (Loss) into interest expense over the remaining term of the debt. As of December 31, 2011 and 2010, we had net unamortized losses of $12 million and $13 million, respectively, associated with our cash flow hedge terminations.

In August 2011, we entered into interest rate locks with a notional amount of $294 million intended to hedge our projected exposures to interest rates. Subsequently, in October 2011, we terminated derivative instruments with a notional value of $235 million. Upon termination we realized a gain on settlement of $4 million. The aggregate fair value of the interest rate locks outstanding at December 31, 2011 resulted in the recognition of a current liability of $9 million. We recognized a $5 million loss associated with these instruments in the fourth quarter of 2011.

WEATHERFORD INTERNATIONAL LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Other Derivative Instruments

As of December 31, 2011 and 2010, we had foreign currency forward contracts with aggregate notional amounts of $469 million and $925 million, respectively. These contracts were entered into to hedge exposure to currency fluctuations in various foreign currencies. The total estimated fair value of these contracts and amounts receivable or owed associated with closed contracts resulted in a net asset of approximately $12 million at December 31, 2011 and a net liability of approximately $14 million at December 31, 2010. These derivative instruments were not designated as hedges, and the changes in fair value of the contracts are recorded each period in Other, Net in the accompanying Consolidated Statements of Operations.

We have cross-currency swaps between the U.S. dollar and Canadian dollar to hedge certain exposures to the Canadian dollar. At December 31, 2011 and 2010, we had notional amounts outstanding of $168 million and $215 million, respectively. The total estimated fair value of these contracts at December 31, 2011 and 2010 resulted in a liability of $27 million and $33 million, respectively. These derivative instruments were not designated as hedges, and the changes in fair value of the contracts are recorded each period in Other, Net in the accompanying Consolidated Statements of Operations.

The fair values of outstanding derivative instruments are summarized as follows:

	December 31,
	2011	2010	Classifications
	(In millions)
Derivative assets designated as hedges:
Interest rate swaps	$13	$—	Other Assets
Derivative assets not designated as hedges:
Foreign currency forward contracts	20	8	Other Current Assets
Derivative liabilities not designated as hedges:
Foreign currency forward contracts	8	22	Other Current Liabilities
Interest rate locks	9	—	Other Current Liabilities
Cross-currency swap contracts	27	33	Other Liabilities

12.	Shareholders’ Equity

Accumulated other comprehensive income (loss) is comprised of the following:

	December 31,
	2011	2010	2009
	(In millions)
Cumulative translation adjustment	$117	$242	$241
Cumulative defined benefit plan adjustments	(36)	(31)	(87)
Deferred loss on derivative instruments, net of amortization	(11)	(12)	(13)

	$70	$199	$141

WEATHERFORD INTERNATIONAL LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Changes in our Issued and Treasury shares during the years ended December 31, 2011, 2010 and 2009 were as follows:

	Issued	Treasury
	(In millions)
Balance at December 31, 2008	729	(40)
Shares issued for acquisitions	29	5
Equity awards granted, vested and exercised	—	6

Balance at December 31, 2009	758	(29)
Shares issued for acquisitions	—	2
Equity awards granted, vested and exercised	—	4

Balance at December 31, 2010	758	(23)
Shares issued for acquisitions	5	3
Equity awards granted, vested and exercised	—	4
Shares issued for warrants	2	—

Balance at December 31, 2011	765	(16)

Authorized Shares

At December 31, 2011, we were authorized to issue 1,138 million registered shares and conditionally authorized to issue 379 million registered shares.

Warrants

At December 31, 2010, warrants were outstanding to purchase up to 12.9 million of our shares at a price of $15.00 per share. On March 4, 2011, 4.3 million of these warrants were exercised through net share settlement resulting in the issuance of 1.7 million shares. At December 30, 2011, 8.6 million of these warrants were outstanding and exercisable until February 28, 2012. In February 2012, the remaining warrants were exercised. See Note 20—Subsequent Events for further details.

13.	Share-Based Compensation

Incentive Plans

Our incentive plans permit the grant of options, stock appreciation rights, restricted share awards (“RSA”), restricted share units (“RSU”), performance share awards, performance unit awards, other share-based awards and cash-based awards to any employee, non-employee directors, and other individual service providers or any affiliate.

The provisions of each award vary based on the type of award granted and are specified by the Compensation Committee of our Board of Directors. Those awards, such as stock options that are based on a specific contractual term, will be granted with a term not to exceed ten years. Upon grant of an RSA, the participant has the rights of a shareholder, including but not limited to the right to vote such shares and the right to receive any dividends paid on such shares. Recipients of RSU awards do not have the rights of a shareholder until such date as the shares are issued or transferred to the recipient. As of December 31, 2011, approximately 6 million shares were available for grant under our incentive plans.

WEATHERFORD INTERNATIONAL LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Share-Based Compensation Expense

We recognized the following employee share-based compensation expense during the years ended December 31, 2011, 2010 and 2009:

	Year Ended December 31,
	2011	2010	2009
	(In millions)
Share-based compensation	$87	$99	$110
Related tax benefit	30	35	39

Options

Stock options were granted with an exercise price equal to or greater than the fair market value of our shares as of the date of grant. We used the Black-Scholes option pricing model to determine the fair value of stock options awarded. The estimated fair value of our stock options was expensed over their vesting period, which was generally one to four years. There were no stock options granted during 2011, 2010 or 2009. The intrinsic value of stock options exercised during 2011, 2010 and 2009 was $10 million, $12 million and $18 million, respectively. All options were fully vested as of December 31, 2011. A summary of option activity for the year ended December 31, 2011, is presented below:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
	(In thousands)		(In years)	(In thousands)
Outstanding at December 31, 2010	11,820	$8.70	4.20	$166,624
Granted	—	—
Exercised	(713)	4.25
Forfeited	—	—

Outstanding and Vested at December 31, 2011	11,107	8.99	2.50	69,385

WEATHERFORD INTERNATIONAL LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Restricted Share Awards and Restricted Share Units

RSAs and RSUs vest based on continued employment, generally over a two to five-year period. The fair value of RSAs and RSUs is determined based on the closing price of our shares on the date of grant. The total fair value, less assumed forfeitures, is expensed over the vesting period. The weighted-average grant date fair value of RSAs and RSUs granted during the years ended 2011, 2010 and 2009 was $22.41, $16.45 and $13.67, respectively. The total fair value of RSAs and RSUs vested during the years ended 2011, 2010 and 2009 was $86 million, $96 million and $99 million, respectively. As of December 31, 2011, there was $90 million of unrecognized compensation expense related to unvested RSAs and RSUs, which is expected to be recognized over a weighted average period of two years. A summary of RSA and RSU activity for the year ended December 31, 2011 is presented below:

	RSA	Weighted Average Grant Date Fair Value	RSU	Weighted Average Grant Date Fair Value
	(In thousands)		(In thousands)
Non-Vested at December 31, 2010	4,268	$22.59	4,215	$22.76
Granted	1,321	23.06	2,325	22.03
Vested	(1,994)	20.65	(2,027)	22.10
Forfeited	(507)	22.60	(686)	22.84

Non-Vested at December 31, 2011	3,088	24.04	3,827	22.65

Performance Units

We issued 688 thousand and 1.1 million performance units in 2011 and 2010, respectively. The performance units typically vest over a three-year period assuming continued employment and the Company’s achievement of certain market-based performance goals. Performance units expire unvested when market conditions are not met. The weighted average grant date fair value of our performance units was determined through use of the Monte Carlo simulation method. As of December 31, 2011, there was $17 million of unrecognized compensation expense related to performance units, which is expected to be recognized over a weighted average period of two years. A summary of performance unit activity for the years ended December 31, 2011 and 2010 is presented below:

	Year Ended December 31, 2011	Weighted Average Grant Date Fair Value	Year Ended December 31, 2010	Weighted Average Grant Date Fair Value
	(In thousands)		(In thousands)
Non-Vested at Period Beginning	986	$—	—	$—
Granted	688	29.64	1,089	12.41
Expired	(363)	12.32	—	—
Forfeited	(70)	22.03	(103)	13.19

Non-Vested at Period End	1,241	21.35	986	12.32

Executive Deferred Compensation Plan

Under our Executive Deferred Compensation Stock Ownership Plan (the “EDC Plan”), a portion of the compensation for certain key employees, including officers and employee directors, can be deferred for payment after retirement or termination of employment. We established a grantor trust to fund the benefits under the EDC

WEATHERFORD INTERNATIONAL LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

14.	Retirement and Employee Benefit Plans

We have defined contribution plans covering certain employees. Contribution expenses related to these plans totaled $50 million, $43 million and $36 million in 2011, 2010 and 2009, respectively.

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

We have defined benefit pension and other post retirement benefit plans covering certain U.S. and international employees. Plan benefits are generally based on factors such as age, compensation levels and years of service.

The changes in benefit obligations were as follows:

	Year Ended December 31,
	2011		2010
	United States	Non-U.S.	United States	Non-U.S.
	(In millions)
Benefit obligation at beginning of year	$89	$148	$143	$131
Service cost	—	7	1	5
Interest cost	3	8	5	7
Curtailments	—	—	(34)	(2)
Settlements	—	—	(33)	(3)
Divestitures	—	—	—	(1)
Actuarial (gain)/loss	1	3	8	18
Currency fluctuations	—	—	—	(4)
Benefits paid	(1)	(5)	(1)	(3)

Benefit obligation at end of year	$92	$161	$89	$148

We have an executive retirement plan (“ERP”) and a supplemental executive retirement plan (“SERP”), which provide pension benefits to plan participants upon their separation from the Company. These plans are nonqualified, unfunded retirement plans. The ERP was amended effective December 31, 2008 to freeze all benefits thereunder, at which time all participants were fully vested. The SERP was adopted effective January 1, 2010 with the same participants as the ERP, and with benefits offset against the benefits under the ERP. The

WEATHERFORD INTERNATIONAL LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SERP was amended effective March 31, 2010, to discontinue further accruals of benefits under the plan and to provide a LIBOR-based interest accrual on the frozen cash balances. This resulted in the curtailment shown above for the U.S.

The SERP was further amended effective April 8, 2010, to allow participants a one-time option to convert their fully vested, fixed-amount, dollar-denominated benefits under the plans into equity-denominated benefits. The amendment permitted plan participants to make a one-time, irrevocable election before June 7, 2010 to convert between 50% and 100% of their cash balance under the plan into units representing the right to receive registered shares in the Company. During May 2010, two plan participants elected to convert approximately $76 million of their cash entitlement into the right to receive an aggregate of approximately 4.7 million shares, which was based on the closing share price on the dates of the election. This amount covered these two participants’ entire balances under the plans, except for approximately $5 million, which was retained as a cash balance.

During 2010, four executives who had previously participated in the plan left the Company, resulting in the settlement shown above for the U.S. The two remaining participants still with the Company will receive their balances automatically following their separation from the Company, as both are fully vested in these benefits and have been vested since before 2009. Since the freezing of the ERP on December 31, 2008, no further benefits have accrued or will accrue to the remaining two participants under the plans, other than a LIBOR-based interest accrual on the frozen cash balance.

As of December 31, 2010 and as of December 31, 2011, the Company’s aggregate obligation under the plans was the future issuance of approximately 4.7 million shares and payment of approximately $5 million upon the separation of the remaining two participants from the Company. At December 31, 2011, the projected benefit obligation of the SERP was $81 million.

The changes in plan assets were as follows:

	Year Ended December 31,
	2011		2010
	United States	Non-U.S.	United States	Non-U.S.
	(In millions)
Fair value of plan assets at beginning of year	$9	$94	$8	$90
Actual return on plan assets	—	1	1	6
Employer contributions	—	10	1	7
Settlements	—	—	—	(3)
Currency fluctuations	—	1	—	(3)
Benefits paid	(1)	(3)	(1)	(3)

Fair value of plan assets at end of year	8	103	9	94

Funded status	$(84)	$(58)	$(80)	$(54)

WEATHERFORD INTERNATIONAL LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The amounts recognized in the Consolidated Balance Sheets were as follows:

	December 31,
	2011		2010
	United States	Non-U.S.	United States	Non-U.S.
	(In millions)
Noncurrent assets	$—	$—	$—	$2
Current liabilities	—	—	—	(1)
Noncurrent liabilities	(84)	(58)	(80)	(55)

Amounts in accumulated other comprehensive income (loss) that have not yet been recognized as components of net periodic benefit cost were as follows:

	December 31,
	2011		2010
	United States	Non-U.S.	United States	Non-U.S.
	(In millions)
Net loss	$16	$32	$15	$26
Net prior service credit	—	(1)	—	(1)

Total accumulated other comprehensive income (loss)	$16	$31	$15	$25

The accumulated benefit obligation for defined benefit pension plans was $86 million and $84 million at December 31, 2011 and 2010, respectively, for the U.S. plans and $144 million and $129 million at December 31, 2011 and 2010, respectively, for the international plans.

The projected benefit obligation, accumulated benefit obligation, and fair value of plan assets for the pension plans with projected benefit obligations in excess of plan assets or accumulated benefit obligations in excess of plan assets as of December 31, 2011 and 2010 were as follows:

	2011		2010
	United States	Non-U.S.	United States	Non-U.S.
	(In millions)
Plans with projected benefit obligation in excess of plan assets:
Projected benefit obligation	$92	$161	$89	$117
Fair value of plan assets	8	102	9	60
Plans with accumulated benefit obligation in excess of plan assets:
Accumulated benefit obligation	86	115	84	74
Fair value of plan assets	8	71	9	33

WEATHERFORD INTERNATIONAL LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The components of net periodic benefit cost during the years ended December 31, 2011, 2010 and 2009 were as follows:

	2011		2010		2009
	United States	Non-U.S.	United States	Non-U.S.	United States	Non-U.S.
	(In millions)
Service cost	$—	$7	$1	$5	$3	$7
Interest cost	3	8	5	7	8	7
Expected return on plan assets	(1)	(5)	(1)	(5)	(1)	(4)
Amortization of prior service cost	—	—	2	—	4	—
Settlements/curtailments	—	—	37	(1)	5	—
Amortization of net loss	1	1	1	—	6	1

Net periodic benefit cost	$3	$11	$45	$6	$25	$11

Other changes in plan assets and benefit obligations recognized in other comprehensive income (loss) during the years ended December 31, 2011 and 2010 were as follows:

	2011		2010
	United States	Non-U.S.	United States	Non-U.S.
	(In millions)
New Activity:
Net (gain) loss for the year	$2	$7	$(27)	$14
Reclassification Adjustments:
Net gain (loss)	(1)	(1)	—	1
Prior service cost	—	—	(40)	—

Total other comprehensive income (loss)	$1	$6	$(67)	$15

Amounts in accumulated other comprehensive income (loss) expected to be recognized as components of net periodic benefit cost in 2012 are as follows:

	United States	Non-U.S.
	(In millions)
Net loss	$1	$2

Prior service costs are amortized using an alternative straight-line method over the average remaining service period of employees expected to receive plan benefits. Assumed long-term rates of return on plan assets, discount rates and rates of compensation increases vary for the different plans according to the local economic conditions.

WEATHERFORD INTERNATIONAL LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The weighted average assumption rates used for benefit obligations were as follows:

Year Ended December 31,
	2011	2010
Discount rate:
United States plans	2.50 – 4.50%	3.25 – 4.50%
International plans	1.37 – 7.50	1.59 – 7.50
Rate of compensation increase:
United States plans	—	—
International plans	2.00 – 4.30	2.00 – 4.50

The weighted average assumption rates used for net periodic benefit costs were as follows:

	Year Ended December 31,
	2011	2010	2009
Discount rate:
United States plans	3.25 – 5.50%	5.25%	5.75 – 6.25%
International plans	1.59 – 7.50	1.68 – 8.00	1.68 – 6.00
Expected return on plan assets:
United States plans	7.00	7.00	7.00
International plans	4.60 – 5.96	4.60 – 6.46	4.20 – 7.05
Rate of compensation increase:
United States plans	—	—	8.00
International plans	2.00 – 4.50	2.00 – 4.70	2.00 – 5.15

In determining the overall expected long-term rate of return for plan assets, we take into consideration the historical experience as well as future expectations of the asset mix involved. As different investments yield different returns, each asset category must be reviewed individually and then weighted for significance in relation to the total portfolio.

The following table presents the fair values of the Company’s pension plan assets as of December 31, 2011. United States and International plans are combined below as there is only one United States plan with assets. For an explanation of the various levels, see Note 10—Fair Value of Financial Instruments.

	Level 1	Level 2	Total
	(In millions)
Investment funds (a)	$—	$103	$103
Common/collective trust funds (b)	—	8	8

Total assets at fair value	$—	$111	$111

(a)	These international funds invest in the following: 3% cash, 7% U.S. equities, 32% non-U.S. equities, 50% non-U.S. fixed income securities 7%, property and 1% other.
(b)	These U.S. funds invest in 61% equities and 39% fixed income securities.

WEATHERFORD INTERNATIONAL LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table presents the fair values of the Company’s pension plan assets as of December 31, 2010. United States and International plans are combined below as there is only one United States plan with assets. For an explanation of the various levels, see Note 10 – Fair Value of Financial Instruments.

	Level 1	Level 2	Total
	(In millions)
Investment funds (a)	$—	$94	$94
Common/collective trust funds (b)	—	9	9

Total assets at fair value	$—	$103	$103

(a)	These international funds invest in the following: 5% cash, 9% U.S. equities, 39% non-U.S. equities, 37% non-U.S. fixed income securities, 6% property and 4% other.

(b)	These U.S. funds invest in 63% equities and 37% fixed income securities.

Common/collective trust funds are valued at the net asset value of shares in the fund as determined by the issuer which are based on the fair value of the underlying assets. Investment funds are valued by the issuer based on the fair value of the underlying assets.

In the U.S., our investment strategy includes a balanced approach with target allocation percentages of 60% equity investments and 40% fixed income investments. For the international plans, investment strategies vary by plan, however, all continue to invest primarily in equity and fixed income investments. Our pension investment strategy worldwide prohibits a direct investment in our own stock.

In 2012, we expect to contribute less than $1 million in the U.S. and $9 million internationally to our pension and other postretirement benefit plans. In addition, the following benefit payments, which reflect expected future service and anticipated settlements, as appropriate, are expected to be paid:

	United States	Non-U.S.
	(In millions)
2012	$10	$2
2013	9	3
2014	8	4
2015	7	3
2016	24	5
2017 – 2021	36	29

15.	Income Taxes

We are exempt from Swiss cantonal and communal tax on income derived outside Switzerland, and are also granted participation relief from Swiss federal tax for qualifying dividend income and capital gains related to the sale of qualifying investments in subsidiaries. We expect that the participation relief will result in a full exemption of participation income from Swiss federal income tax.

We provide for income taxes based on the laws and rates in effect in the countries in which operations are conducted, or in which we or our subsidiaries are considered resident for income tax purposes. The relationship between our pre-tax income or loss from continuing operations and our income tax benefit or provision varies from period to period as a result of various factors which include changes in total pre-tax income or loss, the jurisdictions in which our income is earned, the tax laws in those jurisdictions and in our operating structure.

WEATHERFORD INTERNATIONAL LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Our income tax benefit (provision) from continuing operations consisted of the following:

	Year Ended December 31,
	2011	2010	2009
		(Restated)	(Restated)
	(In millions)
Total current provision	$(337)	$(257)	$(260)
Total deferred benefit (provision)	(149)	(82)	123

	$(486)	$(339)	$(137)

The restatement increased our provision for income taxes by $41 million in 2010 and $50 million in 2009 compared to the previously restated results for 2010 and 2009, respectively. The $41 million correction in 2010 resulted from the recognition of $23 million of reserves for uncertain tax positions, $21 million in deferred tax adjustments for additional valuation allowances, partially offset by $3 million in other net adjustments to our current and deferred tax accounts. The $50 million correction in 2009 resulted from the recognition of an additional $49 million of reserves for unrecognized tax benefits and $5 million in deferred tax adjustments resulting from additional valuation allowances, partially offset by $4 million in other net adjustments to our current and deferred tax accounts.

The difference between the income tax benefit (provision) at the Swiss federal income tax rate and the income tax benefit (provision) attributable to Income from Continuing Operations Before Income Taxes for the three years ended December 31, 2011 is analyzed below:

	Year Ended December 31,
	2011	2010	2009
		(Restated)	(Restated)
	(In millions)
Swiss federal income tax rate at 7.83%	$(60)	$(16)	$(22)
Tax on earnings subject to rates different than the Swiss federal income tax rate	(293)	(49)	(32)
Non-deductible and other permanent items	(65)	(178)	(22)
Change in valuation allowance	(30)	(53)	(5)
Change in unrecognized tax benefits	(38)	(43)	(56)

	$(486)	$(339)	$(137)

During 2011, we recorded expense of $23 million related to the redemption of equity in one of our U.S. subsidiaries. During 2010, we recorded expense of approximately $124 million related to the restructuring of our Latin America operations. These amounts are included in tax on earnings subject to rates different than the Swiss federal income tax rate.

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

WEATHERFORD INTERNATIONAL LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The components of the net deferred tax asset (liability) attributable to continuing operations were as follows:

	December 31,
	2011	2010
		(Restated)
	(In millions)
Deferred tax assets:
Net operating losses carryforwards	$295	$397
Accrued liabilities and reserves	157	144
Tax credit carryforwards	65	69
Employee benefits	39	42
Inventory	51	57
Other differences between financial and tax basis	42	21
Valuation allowance	(157)	(133)

Total deferred tax assets	492	597

Deferred tax liabilities:
Property, plant and equipment	(322)	(292)
Goodwill and other intangibles	(190)	(214)
Other differences between financial and tax basis	(98)	(44)

Total deferred tax liabilities	(610)	(550)

Net deferred tax assets (liabilities)	$(118)	$47

The overall increase in the valuation allowance in 2011 is primarily attributable to the establishment of a valuation allowance against net operating losses (“NOLs”) and tax credits in various jurisdictions. Management’s assessment is that the character and nature of future taxable income may not allow us to realize the tax benefits of the NOLs and tax credits within the allowable carryforward period. Therefore, an appropriate valuation allowance has been recorded.

We have not provided additional taxes for the repatriation of earnings of our foreign subsidiaries because their earnings are deemed to be indefinitely reinvested. If the earnings in our foreign subsidiaries were not indefinitely reinvested as of December 31, 2011, the estimated tax liability would be approximately $143 million, net.

At December 31, 2011, we had approximately $1.25 billion of NOLs in various jurisdictions, $74 million of which were generated by certain U.S. subsidiaries. A portion of the U.S. NOL was generated by certain subsidiaries prior to their acquisition by us, and the use of these acquired NOLs is subject to limitations imposed by the U.S. Internal Revenue Code. Loss carryforwards, if not utilized, will expire at various dates from 2012 through 2031.

WEATHERFORD INTERNATIONAL LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

A tabular reconciliation of the total amounts of unrecognized tax benefits at the beginning and end of the period is as follows:

	Year Ended December 31,
	2011	2010	2009
		(Restated)	(Restated)
	(In millions)
Balance at beginning of year	$150	$135	$87
Additions as a result of tax positions taken during a prior period	12	20	13
Reductions as a result of tax positions taken during a prior period	(11)	(16)	(2)
Additions as a result of tax positions taken during the current period	21	23	42
Reductions relating to settlements with taxing authorities	(28)	(9)	(4)
Reductions as a result of a lapse of the applicable statute of limitations	(1)	(3)	(1)

Balance at end of year	$143	$150	$135

All of the unrecognized tax benefits, if recognized in future periods, would impact our effective tax rate.

To the extent penalties and interest would be assessed on any underpayment of income tax, such amounts have been accrued and classified as a component of income tax expense in the financial statements. This is an accounting policy election made by us that is a continuation of our historical policy and will continue to be consistently applied in the future. We recognized $24 million, $2 million and $21 million of interest and penalties for the years ended December 31, 2011, 2010 and 2009, respectively. The amounts in the table above exclude accrued interest and penalties of $86 million, $62 million and $60 million at December 31, 2011, 2010 and 2009, respectively.

We are subject to income tax in many of the approximately 100 countries where we operate including major operations in the United States and Canada. Many of our subsidiaries in Canada are open to examination for tax years dating from December 31, 2006 through December 31, 2011. We are open to examination in the United States for tax years ended December 31, 2007 through December 31, 2011.

We anticipate a change in the balance of unrecognized tax benefits of approximately $30 million within the next 12 months.

16.	Disputes, Litigation and Contingencies

U.S. Government and Internal Investigations

We are currently involved in government and internal investigations.

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

WEATHERFORD INTERNATIONAL LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

In light of these investigations, the U.S. and foreign policy environment and the inherent uncertainties surrounding these countries, we decided in September 2007 to direct our foreign subsidiaries to discontinue doing business in countries that are subject to comprehensive U.S. economic and trade sanctions, specifically Cuba, Iran, and Sudan, as well as Syria. Effective September 2007, we ceased entering into any new contracts in these countries and began an orderly discontinuation and winding down of our existing business in these sanctioned countries. Effective March 31, 2008, we substantially completed our winding down of business in these countries and have conducted further withdrawal activities, pursuant to the licenses issued by OFAC, which have now ceased. Certain of our subsidiaries continue to conduct business in countries such as Myanmar that are subject to more limited U.S. trading sanctions. In 2011, the country of South Sudan came into formal existence without the same sanction restrictions as those imposed upon Sudan; the Company may operate in South Sudan.

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

The DOJ, SEC and other agencies and authorities have a broad range of civil and criminal penalties they may seek to impose against corporations and individuals for violations of trade sanctions laws, the FCPA and other federal statutes including, but not limited to, injunctive relief, disgorgement, fines, penalties and modifications to business practices and compliance programs. In recent years, these agencies and authorities have entered into agreements with, and obtained a range of penalties against, several corporations and individuals in similar investigations, under which civil and criminal penalties were imposed, including in some cases fines and other penalties and sanctions in the tens and hundreds of millions of dollars. These agencies are seeking to impose penalties against us for past conduct, but the ultimate amount of any penalties we may pay currently cannot be reasonably estimated. Under trade sanctions laws, the DOJ may also seek to impose modifications to business practices, including immediate cessation of all business activities in specific countries or other limitations that decrease our business, and modifications to compliance programs, which may increase compliance costs. Any injunctive relief, disgorgement, fines, penalties, sanctions or imposed modifications to business practices resulting from these investigations could adversely affect our results of operations, and the cost of our investigations have been significant. In addition, our historical activities in sanctioned countries, such as Sudan and Iran, could result in certain investors, such as government-sponsored pension funds, divesting of or not investing in, our shares. Based on available information, we cannot predict what, if any, actions the DOJ, SEC or other authorities will take in our situation or the effect any such actions will have on our consolidated financial position or results of operations. To the extent we violated trade sanctions laws, the FCPA, or other laws or regulations, fines and other penalties may be imposed. Because these matters are now pending before the

WEATHERFORD INTERNATIONAL LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

indicated agencies, and we currently cannot reasonably estimate the ultimate amount of any penalties we may pay, there can be no assurance that actual fines or penalties, if any, will not have a material adverse effect on our business, financial condition, liquidity or results of operations.

Through December 31, 2011, we have incurred $40 million for costs in connection with our exit from sanctioned countries and incurred $123 million for legal and professional fees in connection with complying with and conducting these on-going investigations.

In addition, the SEC and Department of Justice are investigating the circumstances surrounding the material weakness in the Company’s internal controls over financial reporting for income taxes that was disclosed on Forms 8-K on March 1, 2011 and February 21, 2012 and the related restatements of historical financial statements. We are cooperating with the government investigation.

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

As a result of the explosion, approximately 400 lawsuits were filed, mainly for personal injuries, wrongful death and pollution damage. We are named, along with BP and other defendants, in several dozen of these lawsuits. The United States Judicial Panel on Multidistrict Litigation issued an order centralizing most of these cases in the Federal District Court for the Eastern District of Louisiana. The pollution damage complaints generally refer to the Oil Pollution Act of 1990 (“OPA”) and allege, among other things, negligence and gross negligence by us and other defendants. They allege that we and the other defendants are responsible for property damage, trespass, nuisance and economic loss as a result of environmental pollution and generally seek awards of unspecified economic, compensatory, and punitive damages, as well as injunctive relief.

We were not designated as a “Responsible Party,” as that term is defined by OPA. Therefore, we were not charged with responsibility for cleaning up the oil released from the Macondo well or handling any claims. The Responsible Party may make a claim for contribution against any other party it alleges contributed to the oil spill. Since we have not been named a Responsible Party, we sought to be dismissed from any and all OPA-related claims.

In June 2011, we reached an agreement with BP wherein BP agreed to indemnify us for the vast majority of our potential exposure related to the Macondo incident, including OPA claims. Pursuant to this agreement, we agreed to pay BP $75 million, an amount covered by our insurance policies.

In February 2012, the Court in which the consolidated Multidistrict Litigation is pending dismissed all claims against Weatherford, finding that there was no evidence that the Weatherford equipment used in the Macondo well was defective or that any actions or inactions by Weatherford caused or contributed to the cause of

WEATHERFORD INTERNATIONAL LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

the blowout and oil spill. Subsequent to these claims being dismissed, new claims were brought against the Company which we expect to be consolidated into the Multidistrict Litigation and also dismissed. Additionally, claims brought against us in state court, which have not been consolidated in the Multidistrict Litigation, are still pending. We cannot predict whether or not those claims will proceed against Weatherford. However, given the dismissal of the claims against us in the Multidistrict Litigation and the June 2011 indemnification agreement with BP, we do not believe that we have any material exposure with regard to these remaining claims. Additional lawsuits could be filed in the future relating to the Macondo incident.

Additionally, we are cooperating fully with the investigations of the accident initiated by various agencies of the U.S. government and, to the extent requested, have responded to several subpoenas, information and document requests and requests for testimony of employees.

Shareholder Litigation

In 2010, shareholders filed suit in Weatherford’s name against those directors in place before June 2010 and certain current and former members of management relating to the U.S. government and internal investigations disclosed above and in our SEC filings since 2007. Separately, in 2011 and 2012, shareholders filed suit relating to the material weakness in the Company’s internal controls over financial reporting for income taxes that was disclosed on Forms 12b-25 filed on March 1, 2011 and February 29, 2012, and 8-K on March 1, 2011 and February 21, 2012, and the related restatement of historical financial statements. These suits name the Company as well as current and former members of management as well as our directors. We cannot predict the ultimate outcome of these claims.

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

Additionally, we are aware of various disputes and potential claims and are a party in various litigation involving claims against us, some of which are covered by insurance. For claims, disputes and pending litigation in which we believe a negative outcome is probable and a loss or range of loss can be reasonably estimated, we have recorded a liability for the expected loss. These liabilities are immaterial to our financial condition and results of operations. In addition we have certain claims, disputes and pending litigation in which we do not believe a negative outcome is probable or for which we can only estimate a range of liability. If one or more negative outcomes were to occur, the impact to our financial condition could be as high as $45 million.

17.	Commitments

We are committed under various operating lease agreements primarily related to office space and equipment. Generally, these leases include renewal provisions and rental payments, which may be adjusted for taxes, insurance and maintenance related to the property. Future minimum rental commitments under noncancellable operating leases are as follows (in thousands):

2012	$173
2013	126
2014	98
2015	79
2016	56
Thereafter	179

$711

WEATHERFORD INTERNATIONAL LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Total rent expense incurred under operating leases was approximately $328 million, $321 million and $367 million for the years ended December 31, 2011, 2010 and 2009, respectively.

18.	Segment Information

Reporting Segments

Our operational performance is reviewed and managed on a geographic basis. We report the following regions as separate, distinct reporting segments: (1) North America; (2) Middle East/North Africa/Asia; (3) Europe/West Africa/FSU; and (4) Latin America. Financial information by segment is summarized below. Revenues are attributable to countries based on the ultimate destination of the sale of products or performance of services. The accounting policies of the segments are the same as those described in the summary of significant accounting policies.

	Year Ended December 31, 2011
	Net Operating Revenues	Income from Operations	Depreciation and Amortization	Capital Expenditures	Assets at December 31, 2011
	(In millions)
North America	$6,023	$1,262	$357	$416	$7,658
Middle East/North Africa/Asia (a)	2,441	30	328	504	5,252
Europe/West Africa/FSU	2,300	296	232	226	3,888
Latin America	2,226	253	198	329	3,505

	12,990	1,841	1,115	1,475	20,303
Corporate and Research and Development	—	(443)	20	49	882
Severance, Exit and Other Adjustments (b)	—	(74)	—	—	—

Total	$12,990	$1,324	$1,135	$1,524	$21,185

	Year Ended December 31, 2010
	Net Operating Revenues	Income from Operations	Depreciation and Amortization	Capital Expenditures	Assets at December 31, 2010
					(Restated)
	(In millions)
North America	$4,167	$696	$328	$242	$6,647
Middle East/North Africa/Asia	2,451	268	304	381	4,970
Europe/West Africa/FSU	1,984	241	212	106	3,634
Latin America (c)	1,619	51	181	220	2,711

	10,221	1,256	1,025	949	17,962
Corporate and Research and Development	—	(388)	22	28	1,245
Revaluation of Contingent Consideration	—	13	—	—	—
Severance, Exit and Other Adjustments (d)	—	(99)	—	—	—

Total	$10,221	$782	$1,047	$977	$19,207

WEATHERFORD INTERNATIONAL LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Year Ended December 31, 2009
	Net Operating Revenues	Income from Operations	Depreciation and Amortization	Capital Expenditures	Assets at December 31, 2009
		(Restated)			(Restated)
	(In millions)
North America	$2,762	$192	$316	$276	$6,421
Middle East/North Africa/Asia	2,373	445	257	818	4,617
Europe/West Africa/FSU	1,619	224	167	206	3,592
Latin America	2,079	278	153	228	3,111

	8,833	1,139	893	1,528	17,741
Corporate and Research and Development	—	(373)	16	41	1,029
Revaluation of Contingent Consideration	—	24	—	—	—
Severance, Exit and Other Adjustments (e)	—	(100)	—	—	—

Total	$8,833	$690	$909	$1,569	$18,770

(a)	Early in the year ended December 31, 2011, our operations in Libya were disrupted by civil unrest. Most employees were evacuated and steps were taken to safeguard assets within the country. Due to the on-going hostilities, we were unable to physically verify the existence or condition of the majority of our assets in country for most of 2011 and the information available to us about those assets evolved during the year. Additionally, due to international sanctions against all entities affiliated with the Libyan government, we were unable to pursue collections of accounts receivable from a significant portion of our Libyan customers. In the fourth quarter, hostilities subsided and limited company personnel were able to re-enter the country. Additionally, we were able to engage in discussions with our customers. Following an examination of our Libyan assets and evaluation of our accounts receivable from Libyan customers, we recognized an expense of $59 million primarily to establish a reserve for receivables, machinery and equipment and inventory in Libya. Given our evacuation from the country, it may be difficult, if not impossible, for us to safeguard and recover all of our operating assets; our ability to do so will depend on the local turn of events. We risk loss of assets in any location where hostilities arise and persist. In these areas we also may not be able to perform the work we are contracted to perform, which could lead to forfeiture of performance bonds.
(b)	Severance, Exit and Other Adjustments for the year ended December 31, 2011, includes $10 million of costs incurred in connection with on-going investigations by the U.S. government, $9 million associated with the termination of a corporate consulting contract, and severance, exit and other charges of $55 million.
(c)	Latin America for the year ended December 31, 2010, includes a $76 million charge for revisions to our profitability estimates on our project management contracts in Mexico and a $32 million reserve taken against accounts receivable balances in Venezuela in light of the country’s economic prognosis.
(d)	Severance, Exit and Other Adjustments for the year ended December 31, 2010, includes a $38 million charge related to our SERP which was frozen on March 31, 2010, $61 million for severance and facility closure costs and $7 million for legal, professional and other fees incurred in connection with our on-going investigations. These charges were offset by a $7 million benefit related to the reversal of prior cost accruals for our exit from certain sanctioned countries.
(e)	Severance, Exit and Other Adjustments for the year ended December 31, 2009, includes $45 million for legal, professional and other fees incurred in connection with on-going investigations by the U.S. government, $51 million for severance and facility closure costs associated with reorganization activities and $4 million in costs related to the Company’s withdrawal from certain sanctioned countries.

WEATHERFORD INTERNATIONAL LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Products and Services

We are a diversified international energy service and manufacturing company that provides a variety of services and equipment to the exploration, production and transmission sectors of the oil and natural gas industry. The composition of our consolidated revenues by product line is as follows:

	Year Ended December 31,
	2011	2010	2009
Artificial Lift Systems	17%	15%	14%
Stimulation and Chemicals Services	17	12	8
Drilling Services	17	17	16
Well Construction	12	14	15
Integrated Drilling	11	12	14
Completion Systems.	8	8	11
Drilling Tools	6	8	8
Wireline and Evaluation Services	6	6	6
Re-entry and Fishing	5	6	6
Pipeline and Specialty Services	1	2	2

Total	100%	100%	100%

Geographic Areas

Financial information by geographic area for each of the three years ended December 31, 2011, is summarized below. Long-lived assets exclude deferred tax assets of $420 million, $107 million and $74 million at December 31, 2011, 2010 and 2009, respectively.

	Revenues from Unaffiliated Customers			Long-lived Assets
	2011	2010	2009	2011	2010	2009
					(Restated)	(Restated)
	(In millions)
United States	$4,714	$3,197	$2,119	$3,585	$4,213	$4,321
Mexico	789	617	1,231	409	372	407
Canada	1,309	970	643	1,210	1,236	1,243
Other Countries	6,178	5,437	4,840	7,862	6,801	6,755

	$12,990	$10,221	$8,833	$13,066	$12,622	$12,726

19.	Quarterly Financial Data (Unaudited)

We have restated quarterly periods ended March 31, June 30 and September 30, 2011, and all four quarters of 2010 due to errors in the Company’s accounting for income taxes. In addition to the adjustments recorded to address our tax errors, we recorded other adjustments to correct previously identified immaterial errors affecting operating income. See Note 2—Restatement of the Consolidated Financial Statements.

	2011 Quarters
	First	Second	Third	Fourth	Total
	(Restated)	(Restated)	(Restated)
	(In millions, except per share amounts)
Revenues	$2,856	$3,052	$3,373	$3,709	$12,990
Gross Profit	726	786	898	915	3,325
Net Income (Loss) Attributable to Weatherford	37	76	130	19	262
Basic Earnings (Loss) Per Share	0.05	0.10	0.17	0.03	0.35
Diluted Earnings (Loss) Per Share	0.05	0.10	0.17	0.02	0.34

WEATHERFORD INTERNATIONAL LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	2010 Quarters
	First	Second	Third	Fourth	Total
	(Restated)	(Restated)	(Restated)	(Restated)	(Restated)
	(In millions, except per share amounts)
Revenues	$2,331	$2,437	$2,530	$2,923	$10,221
Gross Profit	578	629	632	800	2,639
Net Income (Loss) Attributable to Weatherford	(70)	(56)	88	(114)	(152)
Basic Earnings (Loss) Per Share	(0.09)	(0.07)	0.12	(0.16)	(0.20)
Diluted Earnings (Loss) Per Share	(0.09)	(0.07)	0.12	(0.16)	(0.20)

Management concluded that the Company had not remediated its previously disclosed material weakness in our internal controls over the accounting for income taxes as of December 31, 2011. As a result of the remediation efforts during 2011, management identified additional errors in prior periods related to recognition of current taxes payable, certain deferred tax assets and liabilities, reserves for unrecognized tax benefits and current and deferred income tax expense. These errors resulted in the understatement of income tax expense by $41 million in 2010 and by $27 million, $30 million, and $61 million in the first, second and third quarters of 2011, respectively.

Restated quarterly results for 2011 include a reduction to net income of approximately $22 million, $35 million and $60 million for the first, second and third quarters, respectively, primarily attributable to additional unrecognized tax benefits and withholding taxes.

The $41 million correction for 2010 resulted an additional $23 million of unrecognized tax benefits and $21 million of deferred tax adjustments for additional valuation allowances, partially offset by $3 million of other net adjustments to our current and deferred tax accounts. The correction of these tax errors and the immaterial errors impacting operating income, resulted in a reduction to net income of approximately $1 million, $6 million, $6 million and $28 million for the first, second, third, and fourth quarters of 2010, respectively.

WEATHERFORD INTERNATIONAL LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following tables present the impact of the restatement on the quarters of 2011 and 2010:

	2011 Quarters
	First	Second	Third	Fourth
	(In millions, except per share amounts)
As Previously Reported
Statement of Operations:
Cost of Products	$786	$872	$950	$—
Research and Development	65	62	59	—
Selling, General and Administrative Attributable to Segments	389	379	378	—
Operating Income	212	297	416	—
Other, Net	(19)	(22)	(26)	—
Income (Loss) Before Income Taxes	81	161	275	—
Provision for Income Taxes	(19)	(46)	(82)	—
Net Income (Loss)	62	115	193	—
Net Income (Loss) attributable to Weatherford	59	110	190	—
Basic Earnings (Loss) Per Share	0.08	0.15	0.25	—
Diluted Earnings (Loss) Per Share	0.08	0.15	0.25	—

	2011 Quarters
	First	Second	Third	Fourth
	(In millions, except per share amounts)
Balance Sheet:
Inventories	$2,760	$2,939	$3,072	$—
Current Deferred Taxes	269	274	261	—
Goodwill	4,260	4,311	4,351	—
Other Intangible Assets	735	759	722	—
Other Assets	262	266	259	—
Other Current Liabilities	940	1,143	1,123	—
Other Liabilities	591	552	466	—
Retained Earnings	4,408	4,518	4,700	—
Accumulated Other Comprehensive Income (Loss)	331	349	81	—
Noncontrolling Interests	61	59	24	—

WEATHERFORD INTERNATIONAL LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	2011 Quarters
	First	Second	Third	Fourth
	(In millions, except per share amounts)
Restatement Adjustments
Statement of Operations:
Cost of Products	$5	$—	$(2)	$—
Research and Development	(5)	—	—	—
Selling, General and Administrative Attributable to Segments	(5)	5	—	—
Operating Income	4	(5)	1	—
Other, Net	—	—	—	—
Income (Loss) Before Income Taxes	4	(5)	1	—
Provision for Income Taxes	(27)	(30)	(61)	—
Net Income (Loss)	(23)	(35)	(60)	—
Net Income (Loss) attributable to Weatherford	(22)	(34)	(60)	—
Basic Earnings (Loss) Per Share	(0.03)	(0.05)	(0.08)	—
Diluted Earnings (Loss) Per Share	(0.03)	(0.05)	(0.08)	—

	2011 Quarters
	First	Second	Third	Fourth
	(In millions, except per share amounts)
Balance Sheet:
Inventories	$—	$1	$1	$—
Current Deferred Tax Assets	28	28	29	—
Goodwill	95	94	62	—
Other Intangible Assets	1	2	2	—
Other Assets	(43)	(42)	(42)	—
Other Current Liabilities	41	47	47	—
Other Liabilities	142	144	148	—
Retained Earnings	(276)	(310)	(371)	—
Accumulated Other Comprehensive Income (Loss)	50	49	17	—
Noncontrolling Interests	4	3	3	—

WEATHERFORD INTERNATIONAL LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	2011 Quarters
	First	Second	Third	Fourth	Total
	(Restated)	(Restated)	(Restated)
	(In millions, except per share amounts)
As Restated
Statement of Operations:
Cost of Products	$791	$872	$948	$1,123	$3,734
Research and Development	60	62	59	64	245
Selling, General and Administrative Attributable to Segments	384	384	378	388	1,534
Operating Income	216	292	417	399	1,324
Other, Net	(19)	(22)	(26)	(40)	(107)
Income (Loss) Before Income Taxes	85	156	276	247	764
Provision for Income Taxes	(46)	(76)	(143)	(221)	(486)
Net Income (Loss)	39	80	133	26	278
Net Income (Loss) attributable to Weatherford	37	76	130	19	262
Basic Earnings (Loss) Per Share	0.05	0.10	0.17	0.03	0.35
Diluted Earnings (Loss) Per Share	0.05	0.10	0.17	0.02	0.34

	2011 Quarters
	First	Second	Third	Fourth
	(In millions, except per share amounts)
Balance Sheet:
Inventories	$2,760	$2,940	$3,073	$3,158
Current Deferred Tax Assets	297	302	290	250
Goodwill	4,355	4,405	4,413	4,422
Other Intangible Assets	734	757	720	711
Other Assets	219	224	217	454
Other Current Liabilities	981	1,190	1,170	787
Other Liabilities	733	696	614	1,133
Retained Earnings	4,132	4,208	4,329	4,352
Accumulated Other Comprehensive Income (Loss)	381	398	97	70
Noncontrolling Interests	65	62	27	21

WEATHERFORD INTERNATIONAL LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	2010 Quarters
	First	Second	Third	Fourth	Total
	(In millions, except per share amounts)
As Previously Reported
Statement of Operations:
Cost of Products	$574	$603	$642	$816	$2,635
Research and Development	49	53	55	57	214
Selling, General and Administrative Attributable to Segments	338	418	257	391	1,404
Operating Income	108	105	275	294	782
Other, Net	(9)	(14)	(12)	(18)	(53)
Income (Loss) Before Income Taxes	(61)	(5)	153	118	205
Provision for Income Taxes	(3)	(40)	(54)	(201)	(298)
Net Income (Loss)	(64)	(45)	99	(83)	(93)
Net Income (Loss) attributable to Weatherford	(68)	(48)	95	(87)	(108)
Basic Earnings (Loss) Per Share	(0.09)	(0.06)	0.13	(0.13)	(0.15)
Diluted Earnings (Loss) Per Share	(0.09)	(0.06)	0.13	(0.13)	(0.15)

	2010 Quarters
	First	Second	Third	Fourth
	(In millions, except per share amounts)
Balance Sheet:
Inventories	$2,315	$2,369	$2,493	$2,590
Current Deferred Tax Assets	259	259	260	255
Other Current Assets	666	716	655	601
Goodwill	4,141	4,129	4,142	4,185
Other Intangible Assets	755	742	733	730
Other Assets	313	309	353	244
Other Current Liabilities	837	1,006	995	640
Other Liabilities	373	373	432	554
Retained Earnings	4,388	4,341	4,435	4,349
Accumulated Other Comprehensive Income (Loss)	94	(1)	143	152
Noncontrolling Interests	77	71	70	64

WEATHERFORD INTERNATIONAL LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	2010 Quarters
	First	Second	Third	Fourth	Total
	(In millions, except per share amounts)
Restatement Adjustments
Statement of Operations:
Cost of Products	$—	$2	$—	$(4)	$(2)
Research and Development	—	1	—	1	2
Selling, General and Administrative Attributable to Segments	(1)	(1)	(1)	3	—
Operating Income	—	—	—	—	—
Other, Net	—	—	—	—	—
Income (Loss) Before Income Taxes	1	—	—	(1)	—
Provision for Income Taxes	(2)	(6)	(5)	(28)	(41)
Net Income (Loss)	(1)	(6)	(6)	(28)	(41)
Net Income (Loss) attributable to Weatherford	(2)	(8)	(7)	(27)	(44)
Basic Earnings (Loss) Per Share	—	(0.01)	(0.01)	(0.03)	(0.05)
Diluted Earnings (Loss) Per Share	—	(0.01)	(0.01)	(0.03)	(0.05)

	2010 Quarters
	First	Second	Third	Fourth
	(In millions, except per share amounts)
Balance Sheet:
Inventories	$1	$(1)	$(2)	$—
Current Deferred Tax Assets	26	25	26	29
Other Current Assets	1	—	—	—
Goodwill	90	87	89	92
Other Intangible Assets	(2)	(2)	(2)	(2)
Other Assets	—	—	—	(42)
Other Current Liabilities	71	70	68	(2)
Other Liabilities	102	101	105	235
Retained Earnings	(185)	(192)	(200)	(255)
Accumulated Other Comprehensive Income (Loss)	1	—	(3)	47
Noncontrolling Interests	1	2	2	3

WEATHERFORD INTERNATIONAL LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	2010 Quarters
	First	Second	Third	Fourth	Total
	(In millions, except per share amounts)
As Restated
Statement of Operations:
Cost of Products	$574	$605	$642	$812	$2,633
Research and Development	49	54	55	58	216
Selling, General and Administrative Attributable to Segments	337	417	256	394	1,404
Operating Income	108	105	275	294	782
Other, Net	(9)	(14)	(12)	(18)	(53)
Income (Loss) Before Income Taxes	(60)	(5)	153	117	205
Provision for Income Taxes	(5)	(46)	(59)	(229)	(339)
Net Income (Loss)	(65)	(51)	93	(111)	(134)
Net Income (Loss) attributable to Weatherford	(70)	(56)	88	(114)	(152)
Basic Earnings (Loss) Per Share	(0.09)	(0.07)	0.12	(0.16)	(0.20)
Diluted Earnings (Loss) Per Share	(0.09)	(0.07)	0.12	(0.16)	(0.20)

	2010 Quarters
	First	Second	Third	Fourth
	(In millions, except per share amounts)
Balance Sheet:
Inventories	$2,316	$2,368	$2,491	$2,590
Current Deferred Tax Assets	285	284	286	284
Other Current Assets	666	716	655	601
Goodwill	4,231	4,216	4,231	4,277
Other Intangible Assets	753	740	731	728
Other Assets	313	309	353	202
Other Current Liabilities	908	1,076	1,063	638
Other Liabilities	475	474	537	789
Retained Earnings	4,203	4,149	4,235	4,094
Accumulated Other Comprehensive Income (Loss)	95	(1)	140	199
Noncontrolling Interests	78	71	72	67

20.	Subsequent Events

At December 31, 2011, warrants were outstanding to purchase up to 8.6 million of our shares at a price of $15.00 per share and were exercisable until February 28, 2012. On February 28, 2012, 4.3 million of these warrants were exercised through physical delivery of shares in exchange for $65 million and the remaining 4.3 million of these warrants were exercised through net share settlement resulting in the issuance of 494 thousand shares.

21.	Other Disclosures Required by Swiss Law

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

WEATHERFORD INTERNATIONAL LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Compensation and Security Ownership of Board Members and Executive Officers

The compensation and security ownership of members of the Board of Directors of Weatherford International Ltd. and of Weatherford executive officers is presented in Note 8 (Board of Directors Compensation), Note 9 (Executive Management Compensation) and Note 10 (Share Ownership—Board of Directors and Executive Management) in the Weatherford International Ltd. stand-alone statutory financial statements.

Risk Assessment

Weatherford International Ltd.’s risk assessment is presented in Note 11 (Risk Assessment Disclosure) of the Weatherford International Ltd. stand-alone statutory financial statements.

22.	Consolidating Financial Statements

Weatherford Switzerland, is the ultimate parent of the Weatherford group and guarantees the obligations of Weatherford Bermuda and Weatherford Delaware noted below.

The following obligations of Weatherford Delaware were guaranteed by Weatherford Bermuda as of December 31, 2011 and 2010: (1) the 6.625% Senior Notes, (2) the 5.95% Senior Notes, (3) the 6.35% Senior Notes and (4) the 6.80% Senior Notes.

The following obligations of Weatherford Bermuda were guaranteed by Weatherford Delaware at December 31, 2011 and 2010: (1) the revolving credit facility, (2) the 4.95% Senior Notes, (3) the 5.50% Senior Notes, (4) the 6.50% Senior Notes, (5) the 5.15% Senior Notes, (6) the 6.00% Senior Notes, (7) the 7.00% Senior Notes, (8) the 9.625% Senior Notes, (9) the 9.875% Senior Notes, (10) the 5.125% Senior Notes and (11) the 6.75% Senior Notes.

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

WEATHERFORD INTERNATIONAL LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Condensed Consolidating Balance Sheet

December 31, 2011

(In millions)

	Weatherford Switzerland	Weatherford Bermuda	Weatherford Delaware	Other Subsidiaries	Eliminations	Consolidation
Current Assets:
Cash and Cash Equivalents	$—	$—	$—	$371	$—	$371
Other Current Assets	3	16	19	7,290	—	7,328

Total Current Assets	3	16	19	7,661	—	7,699

Equity Investments in Affiliates	9,863	16,164	7,275	10,484	(43,786)
Shares Held in Parent	—	—	82	401	(483)	—
Intercompany Receivables, Net	—	1,324	162	—	(1,486)	—
Other Assets	20	37	89	13,340	—	13,486

Total Assets	$9,886	$17,541	$7,627	$31,886	$(45,755)	$21,185

Current Liabilities:
Short-term Borrowings and Current Portion of Long-Term Debt	$—	$1,005	$292	$23	$—	$1,320
Accounts Payable and Other Current Liabilities	10	133	—	2,750	—	2,893

Total Current Liabilities	10	1,138	292	2,773	—	4,213
Long-term Debt	—	5,163	1,046	77	—	6,286
Intercompany Payables, Net	344	—	—	1,142	(1,486)	—
Other Long-term Liabilities	—	80	47	1,006	—	1,133

Total Liabilities	354	6,381	1,385	4,998	(1,486)	11,632

Weatherford Shareholders’ Equity	9,532	11,160	6,242	26,868	(44,269)	9,532
Noncontrolling Interests	—	—	—	21	—	21

Total Liabilities and Shareholders’ Equity	$9,886	$17,541	$7,627	$31,887	$(45,755)	$21,185

WEATHERFORD INTERNATIONAL LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Condensed Consolidating Balance Sheet

December 31, 2010

(Restated)

(In millions)

	Weatherford Switzerland	Weatherford Bermuda	Weatherford Delaware	Other Subsidiaries	Eliminations	Consolidation
Current Assets:
Cash and Cash Equivalents	$—	$114	$11	$291	$—	$416
Other Current Assets	10	9	85	6,000	—	6,104

Total Current Assets	10	123	96	6,291	—	6,520

Equity Investments in Affiliates	9,429	14,592	8,532	11,942	(44,495)
Shares Held in Parent	—	—	94	469	(563)	—
Intercompany Receivables, Net	—	2,234	617	—	(2,851)	—
Other Assets	8	39	150	12,490	—	12,687

Total Assets	$9,447	$16,988	$9,489	$31,192	$(47,909)	$19,207

Current Liabilities:
Short-Term Borrowings and Current Portion of Long-Term Debt	$—	$8	$201	$26	$—	$235
Accounts Payable and Other Current Liabilities	22	134	114	2,123	—	2,393

Total Current Liabilities	22	142	315	2,149	—	2,628
Long-term Debt	—	5,170	1,325	35	—	6,530
Intercompany Payables, Net	226	—	—	2,625	(2,851)	—
Other Long-term Liabilities	6	77	2	704	—	789

Total Liabilities	254	5,389	1,642	5,513	(2,851)	9,947

Weatherford Shareholders’ Equity	9,193	11,599	7,847	25,612	(45,058)	9,193
Noncontrolling Interests	—	—	—	67	—	67

Total Liabilities and Shareholders’ Equity	$9,447	$16,988	$9,489	$31,192	$(47,909)	$19,207

WEATHERFORD INTERNATIONAL LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Condensed Consolidating Statement of Operations

Year Ended December 31, 2011

(In millions)

	Weatherford Switzerland	Weatherford Bermuda	Weatherford Delaware	Other Subsidiaries	Eliminations	Consolidation
Revenues	$—	$—	$—	$12,990	$—	$12,990
Costs and Expenses	(48)	(17)	(3)	(11,598)	—	(11,666)

Operating Income (Loss)	(48)	(17)	(3)	1,392	—	1,324

Other Income (Expense):
Interest Expense, Net	—	(353)	(90)	(10)	—	(453)
Intercompany Charges, Net	(60)	419	(177)	(182)	—	—
Equity in Subsidiary Income	371	348	1,558	—	(2,277)	—
Other, Net	—	(28)	(1)	(78)	—	(107)

Income (Loss) Before Income Taxes	263	369	1,287	1,122	(2,277)	764
(Provision) Benefit for Income Taxes	(1)	(56)	68	(497)	—	(486)

Net Income (Loss)	262	313	1,355	625	(2,277)	278
Noncontrolling Interests	—	—	—	(16)	—	(16)

Net Income (Loss) Attributable to Weatherford	$262	$313	$1,355	$609	$(2,277)	$262

WEATHERFORD INTERNATIONAL LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Condensed Consolidating Statement of Operations

Year Ended December 31, 2010

(Restated)

(In millions)

	Weatherford Switzerland	Weatherford Bermuda	Weatherford Delaware	Other Subsidiaries	Eliminations	Consolidation
Revenues	$—	$—	$—	$10,221	$—	$10,221
Costs and Expenses	(42)	(45)	(3)	(9,349)	—	(9,439)

Operating Income (Loss)	(42)	(45)	(3)	872	—	782

Other Income (Expense):
Interest Expense, Net	(1)	(286)	(113)	(6)	—	(406)
Bond Tender Premium	—	(15)	(39)	—	—	(54)
Devaluation of Venezuelan Bolivar	—	—	—	(64)	—	(64)
Intercompany Charges, Net	(27)	(1)	(188)	216	—	—
Equity in Subsidiary Income	(81)	67	1,354	—	(1,340)	—
Other, Net	—	243	—	(296)	—	(53)

Income (Loss) Before Income Taxes	(151)	(37)	1,011	722	(1,340)	205
(Provision) Benefit for Income Taxes	(1)	—	122	(460)	—	(339)

Net Income (Loss)	(152)	(37)	1,133	262	(1,340)	(134)
Noncontrolling Interests	—	—	—	(18)	—	(18)

Net Income (Loss) Attributable to Weatherford	$(152)	$(37)	$1,133	$244	$(1,340)	$(152)

WEATHERFORD INTERNATIONAL LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Condensed Consolidating Statement of Operations

Year Ended December 31, 2009

(Restated)

(In millions)

	Weatherford Switzerland	Weatherford Bermuda	Weatherford Delaware	Other Subsidiaries	Eliminations	Consolidation
Revenues	$—	$—	$—	$8,833	$—	$8,833
Costs and Expenses	(11)	(17)	(3)	(8,112)	—	(8,143)

Operating Income (Loss)	(11)	(17)	(3)	721	—	690

Other Income (Expense):
Interest Expense, Net	—	(254)	(115)	2	—	(367)
Intercompany Charges, Net	(20)	(29)	(144)	193	—	—
Equity in Subsidiary Income	155	130	766	—	(1,051)	—
Other, Net	—	243	(1)	(278)	—	(36)

Income (Loss) Before Income Taxes	124	73	503	638	(1,051)	287
(Provision) Benefit for Income Taxes	—	—	90	(227)	—	(137)

Net Income (Loss)	124	73	593	411	(1,051)	150
Noncontrolling Interests	—	—	—	(26)	—	(26)

Net Income (Loss) Attributable to Weatherford	$124	$73	$593	$385	$(1,051)	$124

WEATHERFORD INTERNATIONAL LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Condensed Consolidating Statement of Cash Flows

Year Ended December 31, 2011

(In millions)

	Weatherford Switzerland	Weatherford Bermuda	Weatherford Delaware	Other Subsidiaries	Eliminations	Consolidation
Cash Flows from Operating Activities:
Net Income (Loss)	$262	$315	$1,353	$598	$(2,250)	$278
Adjustments to Reconcile Net Income (Loss) to Net Cash Provided (Used) by Operating Activities:
Charges from Parent or Subsidiary	60	(419)	177	182	—	—
Equity in (Earnings) Loss of Affiliates	(371)	(322)	(1,557)	—	2,250	—
Deferred Income Tax Benefit	—	—	68	81	—	149
Other Adjustments	3	(36)	(165)	604	—	406

Net Cash Provided (Used) by Operating Activities	(46)	(462)	(124)	1,465	—	833

Cash Flows from Investing Activities:
Acquisitions of Businesses, Net of Cash Acquired	(4)	—	—	(140)	—	(144)
Capital Expenditures for Property, Plant and Equipment	—	—	—	(1,524)	—	(1,524)
Acquisition of Intellectual Property	—	—	—	(8)	—	(8)
Purchase of Equity Investment in Unconsolidated Affiliates	—	—	—	(14)	—	(14)
Proceeds from Sale of Assets and Businesses, Net	—	—	—	31	—	31
Capital Contribution to Subsidiary	(4)	(25)	4	—	25	—
Other Investing Activities	—	—	—	(15)	—	(15)

Net Cash Provided (Used) by Investing Activities	(8)	(25)	4	(1,670)	25	(1,674)

Cash Flows from Financing Activities:
Borrowings (Repayments) Short-term Debt, Net	—	996	—	(4)	—	992
Borrowings (Repayments) Long-term Debt, Net	—	—	(18)	(176)	—	(194)
Borrowings (Repayments) Between Subsidiaries, Net	54	(623)	127	442	—	—
Proceeds from Capital Contributions	—	—	—	25	(25)	—
Other, Net	—	—	—	(2)	—	(2)

Net Cash Provided (Used) by Financing Activities	54	373	109	285	(25)	796

Effect of Exchange Rate Changes On Cash and Cash Equivalents	—	—	—	—	—	—
Net Increase in Cash and Cash Equivalents	—	(114)	(11)	80	—	(45)
Cash and Cash Equivalents at Beginning of Year	—	114	11	291	—	416

Cash and Cash Equivalents at End of Year	$—	$—	$—	$371	$—	$371

WEATHERFORD INTERNATIONAL LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Condensed Consolidating Statement of Cash Flows

Year Ended December 31, 2010

(Restated)

(In millions)

	Weatherford Switzerland	Weatherford Bermuda	Weatherford Delaware	Other Subsidiaries	Eliminations	Consolidation
Cash Flows from Operating Activities:
Net Income (Loss)	$(152)	$(37)	$1,133	$262	$(1,340)	$(134)
Adjustments to Reconcile Net Income (Loss) to Net Cash Provided (Used) by Operating Activities:
Charges from Parent or Subsidiary	27	1	188	(216)	—	—
Equity in (Earnings) Loss of Affiliates	81	(67)	(1,354)	—	1,340	—
Deferred Income Tax Benefit	—	—	122	(40)	—	82
Other Adjustments	15	(132)	(239)	1,536	—	1,180

Net Cash Provided (Used) by Operating Activities	(29)	(235)	(150)	1,542	—	1,128

Cash Flows from Investing Activities:
Acquisitions of Businesses, Net of Cash Acquired	(92)	—	—	(52)	—	(144)
Capital Expenditures for Property, Plant and Equipment	—	—	—	(977)	—	(977)
Acquisition of Intellectual Property	—	—	—	(24)	—	(24)
Purchase of Equity Investment in Unconsolidated Affiliates	—	—	—	(2)	—	(2)
Proceeds from Sale of Assets and Businesses, Net	—	—	—	197	—	197
Capital Contribution to Subsidiary	—	(13)	—	—	13	—
Other Investing Activities	—	42	—	—	—	42

Net Cash Provided (Used) by Investing Activities	(92)	29	—	(858)	13	(908)

Cash Flows from Financing Activities:
Borrowings (Repayments) Short-term Debt, Net	—	(344)	—	(490)	—	(834)
Borrowings (Repayments) Long-term Debt, Net	—	1,180	(501)	180	—	859
Borrowings (Repayments) Between Subsidiaries, Net	121	(497)	706	(330)	—	—
Proceeds from Capital Contributions	—	—	—	13	(13)	—
Other, Net	—	(19)	(44)	—	—	(63)

Net Cash Provided (Used) by Financing Activities	121	320	161	(627)	(13)	(38)

Effect of Exchange Rate Changes on Cash and Cash Equivalents	—	—	—	(19)	—	(19)
Net Increase in Cash and Cash Equivalents	—	114	11	38	—	163
Cash and Cash Equivalents at Beginning of Year	—	—	—	253	—	253

Cash and Cash Equivalents at End of Year	$—	$114	$11	$291	$—	$416

WEATHERFORD INTERNATIONAL LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Condensed Consolidating Statement of Cash Flows

Year Ended December 31, 2009

(Restated)

(In millions)

	Weatherford Switzerland	Weatherford Bermuda	Weatherford Delaware	Other Subsidiaries	Eliminations	Consolidation
Cash Flows from Operating Activities:
Net Income (Loss)	$124	$73	$593	$411	$(1,051)	$150
Adjustments to Reconcile Net Income (Loss) to Net Cash Provided (Used) By Operating Activities:
Charges from Parent or Subsidiary	20	29	144	(193)	—	—
Equity in (Earnings) Loss of Affiliates	(155)	(130)	(766)	—	1,051	—
Deferred Income Tax Benefit	—	—	89	(212)	—	(123)
Other Adjustments	8	(204)	61	716	—	581

Net Cash Provided (Used) by Operating Activities	(3)	(232)	121	722	—	608

Cash Flows from Investing Activities:
Acquisitions of Businesses, Net of Cash Acquired	—	—	—	(10)	—	(10)
Capital Expenditures for Property, Plant and Equipment	—	—	—	(1,569)	—	(1,569)
Acquisition of Intellectual Property	—	—	—	(28)	—	(28)
Purchase of Equity Investment in Unconsolidated Affiliates	—	—	—	(27)	—	(27)
Proceeds from Sale of Assets and Businesses, Net	—	—	—	123	—	123
Capital Contribution to Subsidiary	—	(474)	—	—	474	—
Other Investing Activities	—	—	—	—	—	—

Net Cash Provided (Used) by Investing Activities	—	(474)	—	(1,511)	474	(1,511)

Cash Flows from Financing Activities:
Borrowings (Repayments) Short-term Debt, Net	—	(434)	—	41	—	(393)
Borrowings (Repayments) Long-term Debt, Net	—	1,233	—	(7)	—	1,226
Borrowings (Repayments) Between Subsidiaries, Net	3	(93)	(194)	284	—	—
Proceeds from Capital Contributions	—	—	—	474	(474)	—
Other, Net	—	—	73	—	—	73

Net Cash Provided (Used) By Financing Activities	3	706	(121)	792	(474)	906

Effect of Exchange Rate Changes on Cash and Cash Equivalents	—	—	—	11	—	11
Net Increase in Cash and Cash Equivalents	—	—	—	14	—	14
Cash and Cash Equivalents at Beginning of Year	—	—	—	239	—	239

Cash and Cash Equivalents at End of Year	$—	$—	$—	$253	$—	$253

Item 9. Changes in and Disagreement with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Overview

As disclosed in our Annual Report on Form 10-K for the year ended December 31, 2010 and each of our Quarterly Reports on Form 10-Q during the current year ended December 31, 2011, we previously identified a material weakness in our internal controls over financial reporting for income taxes relating to current taxes payable, certain deferred tax assets and liabilities, reserves for unrecognized tax benefits, and current and deferred tax expense. As further disclosed, we took steps during 2011 to remediate this material weakness, including:

•	Engaged third-party tax advisors and consultants to assist with enhancing internal controls over financial reporting for income taxes and developing and implementing a remediation plan;

•

Revised the process for the quarterly and annual tax provisions including additional resources focused on the review and oversight of the tax accounts, reserves for unrecognized tax benefits, and preparation of the income tax provision;

•	Began recruitment of various positions within the tax and financial reporting departments and completed the hiring of several newly created positions by the end of 2011;

•	Completed the review and validation of the current and deferred tax balance sheet accounts at significant locations; and

•	Provided income tax accounting training to tax and financial personnel within each region.

Although we have designed and implemented certain new internal controls in an effort to remediate the material weakness, we concluded that the material weakness was not remediated as of December 31, 2011 because our processes, procedures and controls and oversight of the tax process were not effective to ensure that amounts related to current taxes payable, certain deferred tax assets and liabilities, reserves for unrecognized tax benefits, the current and deferred income tax expense and related footnote disclosures were accurate. Beginning in late 2011 and as part of our 2011 year-end processes, in particular as processes became more advanced and as we aggregated errors immediately prior to our earnings call on February 21, 2012, we concluded the identified errors were material and required restatement previously restated to annual financial statements for the years ended December 31, 2009 and December 31, 2010 and restated quarterly financial statements for 2010 and the first three quarters of 2011.

In light of this material weakness, in preparing our consolidated financial statements as of and for the year ended December 31, 2011, we performed additional procedures including reconciliations and analyses designed to ensure that our consolidated financial statements included in this Annual Report on Form 10-K for the year ended December 31, 2011 have been prepared in accordance with generally accepted accounting principles. These procedures included, but were not limited to, reconciliations of our deferred tax balances with the tax bases of assets and liabilities, comprehensive analysis of reserves for unrecognized tax benefits, the reassessment of recoverability of net deferred tax assets, and reevaluation of the accounting for certain classes of tax transactions such as withholding and branch profits taxes.

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2011 using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control—An Integrated Framework (September 1992). In connection with this assessment, management identified a material weakness in the Company’s internal controls over financial reporting for income taxes. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis. The Company’s processes, procedures and controls related to financial reporting were not effective to ensure that amounts related to current taxes payable, certain deferred tax assets and liabilities, reserves for unrecognized tax benefits, the current and deferred income tax expense and related footnote disclosures were accurate. Specifically, our processes and procedures did not provide for adequate and timely identification and review of various income tax calculations, reconciliations and related supporting documentation required to apply our accounting policies for income taxes in accordance with U.S. GAAP. This material weakness resulted in the restatement for material errors in the income tax accounts in 2009 and 2010 consolidated financial statements as reported in the 2010 Form 10-K or 10-K/A and our condensed consolidated financial statements for each of the quarters within 2010 and 2011.

Because of the material weaknesses described above, management concluded that, as of December 31, 2011, our internal control over financial reporting was not effective.

The effectiveness of the Company’s internal control over financial reporting as of December 31, 2011, has been audited by Ernst & Young LLP, the independent registered public accounting firm that audited our consolidated financial statements, as stated in their report which appears below.

Remediation Plan

In an effort to remediate the material weakness, the Company plans to continue the implementation of its remediation plan by undertaking the following:

•	Ongoing evaluation and enhancement of the tax department organizational structure to ensure effective preparation and review of the income tax provision, account reconciliations and analyses;

•	Continued preparation of tax basis balances sheets and reconciliations of the tax accounts to enable more timely detection of potential errors; and

•	Continued delivery of our income tax accounting training program for tax and financial personnel.

Evaluation of disclosure controls and procedures

At the end of the period covered by this Annual Report on Form 10-K, we carried out an evaluation, under the supervision and with the participation of management, including the Chief Executive Officer (“CEO”) and the Chief Financial Officer (“CFO”), of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based upon that evaluation, the identification of a material weakness in our internal control over financial reporting, as discussed in “Management’s Report on Internal Control over Financial Reporting”, and our resulting inability to file this Annual Report on Form 10-K by February 29, 2012, our CEO and CFO have concluded our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) were not effective to provide reasonable assurance that information required to be disclosed in the reports we file and submit under the Exchange Act is recorded, processed, summarized and reported within the time period specified in the SEC’s rules and forms.

Changes in internal controls

Our management, including the CEO and CFO, identified no change in our internal control over financial reporting that occurred during our fiscal quarter ended December 31, 2011, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting other than the changes resulting from the remediation activities described above.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of Weatherford International Ltd. and subsidiaries

We have audited Weatherford International Ltd. and subsidiaries’ internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Weatherford International Ltd. and subsidiaries’ management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. The following material weakness has been identified and included in management’s assessment. Management has identified a material weakness in controls related to the company’s accounting for income taxes at December 31, 2011. We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Weatherford International Ltd. and subsidiaries as of December 31, 2011 and 2010 and the related consolidated statements of operations, shareholders’ equity and cash flows for each of the three years in the period ended December 31, 2011. This material weakness was considered in determining the nature, timing and extent of audit tests applied in our audit of the 2011 financial statements and this report does not affect our report dated March 15, 2012, which expressed an unqualified opinion on those financial statements.

In our opinion, because of the effect of the material weakness described above on the achievement of the objectives of the control criteria, Weatherford International Ltd. and subsidiaries has not maintained effective internal control over financial reporting as of December 31, 2011, based on the COSO criteria.

/s/ Ernst & Young LLP

Houston, Texas

March 15, 2012

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Pursuant to General Instructions G(3), information on directors and executive officers of the Registrant and corporate governance matters will be filed in an amendment to this Annual Report on Form 10-K or incorporated by reference from our definitive proxy statement for the annual shareholder meeting to be held on May 23, 2012.

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

Item 11. Executive Compensation

Pursuant to General Instructions G(3), information on executive compensation will be filed in an amendment to this Annual Report on Form 10-K or incorporated by reference from our definitive proxy statement for the annual shareholder meeting to be held on May 23, 2012.

Item 12(a). Security Ownership of Certain Beneficial Owners

Pursuant to General Instructions G(3), information on security ownership of certain beneficial owners will be filed in an amendment to this Annual Report on Form 10-K or incorporated by reference from our definitive proxy statement for the annual shareholder meeting to be held on May 23, 2012.

Item 12(b). Security Ownership of Management

Pursuant to General Instructions G(3), information on security ownership of management will be filed in an amendment to this Annual Report on Form 10-K or incorporated by reference from our definitive proxy statement for the annual shareholder meeting to be held on May 23, 2012.

Item 12(d). Securities Authorized for Issuance under Equity Compensation Plans

The following table provides information as of December 31, 2011, about the number of shares to be issued upon vesting or exercise of equity awards including options, restricted shares, warrants and deferred stock units as well as the number of shares remaining available for issuance under our equity compensation plans.

	Shares to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted Average Exercise Price of Outstanding Options, Warrants and Rights	Shares Available for Future Issuance (a)
	(In thousands, except share prices)
Plan Category:
Equity compensation plans approved by shareholders (b)	7,971	$22.91	6,224
Equity compensation plans not approved by shareholders (c)	18,829	11.10	—

Total	26,800	14.71	6,224

(a)	Excluding shares reflected in the first column of this table.

(b)	Includes our Omnibus Plan, which was approved by our shareholders in May 2006, and our 2010 Omnibus Plan, which was approved by our shareholders in June 2010.
(c)	Includes the following compensation plans that were not approved by our shareholders: our 1998 Employee Stock Option Plan; our Non-Employee Director Deferred Compensation Plan; our Foreign Executive Deferred Compensation Stock Ownership Plan; and our 2003 Restricted Share Plan. Those plans and other individual compensation arrangements that were not approved by our shareholders are described below:

Our 1998 Employee Stock Option Plan (“1998 Plan”) provides for the grant of nonqualified options to purchase our shares to employees or employees of our affiliates, as determined by the Compensation Committee of our Board of Directors. The price at which shares may be purchased is based on the market price of the shares and cannot be less than the aggregate par value of the shares on the date the option was granted. Unless otherwise provided in an option agreement, no option may be exercised after one day less than 10 years from the date of vesting. Options generally become fully exercisable after three to four years from the date of grant, subject to earlier vesting in the event of the death, disability or retirement of the employee or in the event of a change of control of the Company. The 1998 Plan provides for the grant of options to purchase up to 88 million shares. As of December 31, 2011, there were options to purchase an aggregate of 8.5 million of our shares outstanding under the 1998 Plan, all of which are vested. Subsequent to the shareholder approval of our Omnibus Plan in May 2006, awards are no longer granted under the 1998 Plan.

A total of 3.9 million options to purchase shares of our stock were granted under individual compensation arrangements with the following directors: Mr. David J. Butters; Mr. William E. Macaulay; Mr. Robert B. Millard; Mr. Robert K. Moses, Jr.; and Mr. Robert A. Rayne. At December 31, 2011, there were 1.5 million of these options outstanding under these agreements, all of which are fully vested.

Under our Non-Employee Director Deferred Compensation Plan (“DDC Plan”), each non-employee director may elect to defer up to 7.5% of any fees paid by the Company. The deferred fees were converted into non-monetary units representing shares that could have been purchased with the deferred fees based on the market price of our shares on the last day of the month in which fees were deferred. If a non-employee director elected to defer at least 5% of his fees, we made an additional contribution to the director’s account equal to the sum of (1) 7.5% of the director’s fees plus (2) the amount of fees deferred by the director. The non-employee directors are fully vested at all times. Our directors may generally determine when distributions will be made from the plan, but in any event all benefits under the DDC Plan will be distributed no later than January 1, 2017. The amount of the distribution will be a number of our shares equal to the number of units at the time of distribution. As of December 31, 2011, there were 121 thousand deferred units outstanding under this plan. Effective December 31, 2008, we suspended the DDC Plan. While the plan is suspended, no new participants may join the plan and no further deferrals of fees or matching contributions will be made under the plan unless and until our Board of Directors determines otherwise.

We established our Foreign Executive Deferred Compensation Stock Ownership Plan for key foreign employees (“FEDC Plan”), and under this plan we contribute 15% of each participant’s total salary, bonus and commission compensation each year. Our contributions vest over a five-year period on the basis of 20% per year for each year of service. Under the FEDC Plan, our contributions are converted into non-monetary units equal to the number of our shares that could have been purchased with the amounts contributed based on the average closing price of our shares for each day of the month in which contributions are made. Distributions are made under the FEDC Plan after a participant retires, becomes disabled or dies or after his employment is terminated, but in any event all benefits under the FEDC Plan will be distributed no later than January 1, 2017. Distributions under the FEDC Plan are made in a number of our shares equal to the number of units allocated to the participant’s account at the time of distribution. As of December 31, 2011, there were 39 thousand deferred units outstanding under this plan.

In 2002, we issued warrants to purchase up to 12.9 million of our shares at a price of $15.00 per share, which were exercisable until February 28, 2012. These warrants were issued in connection with the acquisition of intellectual property rights and not as compensation to any employee. At December 30, 2011, 8.6 million of these warrants were outstanding. In February 2012, the remaining warrants were exercised.

Item 13. Certain Relationships and Related Transactions, and Director Independence

Pursuant to General Instruction G(3), information on certain relationships and related transactions and director independence will be filed in an amendment to this Annual Report on Form 10-K or incorporated by reference from our definitive proxy statement for the annual shareholder meeting to be held on May 23, 2012.

Item 14. Principal Accounting Fees and Services

Pursuant to General Instruction G(3), information on principal accounting fees and services will be filed in an amendment to this Annual Report on Form 10-K or incorporated by reference from our definitive proxy statement for the annual shareholder meeting to be held on May 23, 2012.

PART IV

Item 15. Exhibits, Financial Statement Schedules

(a) The following documents are filed as part of this report or incorporated by reference:

1.	The consolidated financial statements of the Company listed on page 49 of this report.

2.	The financial statement schedule on page 129 of this report.

3.	The exhibits of the Company listed below under Item 15(b).

(b) Exhibits:

Exhibit Number	Description

1.1	Underwriting Agreement, dated September 16, 2010, among Weatherford International Ltd., a Bermuda exempted company, Weatherford International Ltd., a Swiss joint-stock corporation, Weatherford International, Inc., a Delaware corporation, and Deutsche Bank Securities Inc., Morgan Stanley & Co. Incorporated, UBS Securities LLC and JP Morgan Securities LLC, as representatives of the several underwriters named therein (incorporated by reference to Exhibit 1.1 to the Registrant’s Current report on Form 8-K (File No. 1-34258) filed September 22. 2010).

2.1	Stock Purchase Agreement dated June 6, 2005 by and between Precision Drilling Corporation and Weatherford International Ltd. (incorporated by reference to Exhibit 2.1 to Amendment No. 1 to the Registrant’s Current Report on Form 8-K dated June 6, 2005 on Form 8-K/A (File No. 1-31339) filed June 9, 2005).

2.2	Agreement and Plan of Merger dated May 8, 2002, among Weatherford International, Inc., Weatherford Merger, Inc., Weatherford International Ltd. and Weatherford U.S. Holdings LLC (incorporated by reference to Exhibit 2.1 to Amendment No. 1 to the Registration Statement on
Form S-4 (Reg. No. 333-85644) filed on May 22, 2002).

2.3	Share Exchange Agreement dated as of December 10, 2008, among Weatherford International, Ltd., a Bermuda exempted company, and Weatherford International Ltd., a Swiss joint-stock corporation (incorporated by reference to Exhibit 2.1 to the Registrant’s Current Report on Form 8-K (File No. 1-31339) filed December 10, 2008).

2.4	Sale and Purchase Agreement, dated as of May 29, 2009 between Weatherford International Ltd. and Novy Investments Limited (incorporated by reference to Exhibit 99.1 to the Registrant’s Current Report on Form 8-K/A (File No. 1-34258) filed June 3, 2009).

3.1	Second Amendment dated June 24, 2010 to Sale and Purchase Agreement between Weatherford International Ltd. And Novy Investments Limited dated May 29, 2009 (incorporated by reference to Exhibit 99.1 to the Registrant’s Current Report on Form 8-K (File No. 1-34258) filed June 28, 2010).

3.2	Organizational Regulations of Weatherford International Ltd. (incorporated by reference to Exhibit 3.2 to the Registrant’s Current Report on Form 8-K (File No. 1-34258) filed February 26, 2009).

3.3	Articles of Association of Weatherford International Ltd. (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K (File No. 1-34258) filed February 22, 2012).

4.1	Guarantee, dated as of October 25, 2005, of Weatherford International, Inc. for the benefit of holders of any notes issued by Weatherford International Ltd., from time to time pursuant to the Issuing and Paying Agent Agreement, dated as of October 25, 2005, between Weatherford International Ltd., Weatherford International, Inc. and JPMorgan Chase Bank, National Association (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K (File No. 1-31339) filed October 31, 2005).

Exhibit Number	Description

4.2	Second Amended and Restated Credit Agreement dated as of May 2, 2006, among Weatherford International Ltd., Weatherford International, Inc., Weatherford Liquidity Management Hungary Limited Liability Company, JPMorgan Chase Bank, as administrative agent, and the other Lenders party thereto (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on
Form 8-K (File No. 1-31339) filed May 5, 2006).

4.3	Notice of Commitment Increase dated as of November 14, 2006, among Weatherford International Ltd., Weatherford International, Inc., Weatherford Liquidity Management Hungary Limited Liability Company, JPMorgan Chase Bank, as administrative agent, and the other Lenders party thereto (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K (File No. 1-31339) filed November 16, 2006.

4.4	Omnibus Consent and Amendment to Second Amended and Restated Credit Agreement dated January 9, 2009 (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on
Form 8-K (File No. 1-31339) filed January 15, 2009).

4.5	Credit Agreement, dated March 19, 2008, among Weatherford International Ltd., as borrower, Weatherford International, Inc. as guarantor, and Deutsche Bank AG Cayman Islands Branch as administrative agent, and the other lenders party thereto (incorporated by reference to Exhibit 4.6 to the Registrant’s Current Report on Form 8-K (File No. 1-31339) filed March 25, 2008).

4.6	Omnibus Consent and Amendment to Credit Agreement dated January 9, 2009 (incorporated by reference to Exhibit 4.2 to the Registrant’s Current Report on Form 8-K (File No. 1-31339) filed January 15, 2009).

4.7	Indenture dated May 17, 1996, between Weatherford Enterra, Inc. and Bank of Montreal Trust Company, as Trustee (incorporated by reference to Exhibit 4.1 to Weatherford Enterra, Inc.’s Current Report on Form 8-K (File No. 1-7867) filed May 31, 1996).

4.8	Third Supplemental Indenture dated November 16, 2001, between Weatherford International, Inc. and The Bank of New York, as Trustee (incorporated by reference to Exhibit 4.11 to the Registration Statement on Form S-3 (Reg. No. 333-73770) filed November 20, 2001).

4.9	Fourth Supplemental Indenture dated June 26, 2002, among Weatherford International, Inc., Weatherford International Ltd. and The Bank of New York (as successor in interest to Bank of Montreal Trust Company) (incorporated by reference to Exhibit 4.7 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002 (File No. 1-13086) filed August 14, 2002).

4.10	Indenture, dated October 1, 2003, among Weatherford International Ltd., Weatherford International, Inc., and Deutsche Bank Trust Company Americas (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K (File No. 1-31339) filed October 2, 2003).

4.11	Officers’ Certificate dated as of February 17, 2006, establishing the series of 5.50% Senior Notes due 2016 (incorporated by reference to Exhibit 4.2 to the Registrant’s Current Report on Form 8-K (File No. 1-31339) filed February 17, 2006).

4.12	Officer’s Certificate, dated August 7, 2006, establishing the series of 6.50% Senior Notes due 2036 (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K
(File No. 1-31339) filed August 7, 2006).

4.13	First Supplemental Indenture, dated March 25, 2008 among Weatherford International Ltd., Weatherford International, Inc., and Deutsche Bank Trust Company Americas (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K (File No. 1-31339) filed March 25, 2008).

Exhibit Number	Description

4.14	Indenture, dated June 18, 2007, among Weatherford International, Inc., as issuer, Weatherford International Ltd., as guarantor, and Deutsche Bank Trust Company Americas, as trustee, (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K (File No. 1-31339) filed on June 18, 2007).

4.15	First Supplemental Indenture, dated June 18, 2007, among Weatherford International, Inc., as issuer, Weatherford International Ltd., as guarantor, and Deutsche Bank Trust Company Americas, as trustee (including forms of notes) (incorporated by reference to Exhibit 4.2 to the Registrant’s Current Report on Form 8-K (File No. 1-31339) filed on June 18, 2007).

4.16	Second Supplemental Indenture, dated as of January 8, 2009, among Weatherford International Ltd., Weatherford International, Inc., and Deutsche Bank Trust Company Americas (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K (File No. 1-31339) filed January 8, 2009).

4.17	Form of global note for 5.95% Senior Notes due 2012 (incorporated by reference to Exhibit 4.15 to the Registrant’s Registration Statement on Form S-4 (Registration No. 333-146695) filed November 8, 2007).

4.18	Form of global note for 5.15% Senior Notes due 2013 (incorporated by reference to Exhibit 4.2 to the Registrant’s Current Report on Form 8-K (File No. 1-31339) filed March 25, 2008).

4.19	Form of global note for 4.95% Senior Notes due 2013 (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K (File No. 1-31339) filed October 7, 2003).

4.20	Form of global note for 5.50% Senior Notes due 2016 (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K (File No. 1-31339) filed February 17, 2006).

4.21	Form of global note for 6.00% Senior Notes due 2018 (incorporated by reference to Exhibit 4.3 to the Registrant’s Current Report on Form 8-K (File No. 1-31339) filed March 25, 2008).

4.22	Form of global note for 9.625% Senior Notes due 2019 (incorporated by reference to Exhibit 4.2 to the Registrant’s Current Report on Form 8-K (File No. 1-31339) filed January 8, 2009).

4.23	Form of $500,000 global note for 6.50% Senior Notes due 2036 (incorporated by reference to Exhibit 4.2 to the Registrant’s Current Report on Form 8-K (File No. 1-31339) filed August 7, 2006).

4.24	Form of $100,000 global note for 6.50% Senior Notes due 2036 (incorporated by reference to Exhibit 4.3 to the Registrant’s Current Report on Form 8-K (File No. 1-31339) filed August 7, 2006).

4.25	Form of global note for 6.80% Senior Notes due 2037 (incorporated by reference to Exhibit 4.17 to the Registrant’s Registration Statement on Form S-4 (Registration No. 333-146695) filed November 8, 2007).

4.26	Form of global note for 7.00% Senior Notes due 2038 (incorporated by reference to Exhibit 4.4 to the Registrant’s Current Report on Form 8-K (File No. 1-31339) filed March 25, 2008).

4.27	Form of global note for 9.875% Senior Notes due 2039 (incorporated by reference to Exhibit 4.3 to the Registrant’s Current Report on Form 8-K (File No. 1-31339) filed January 8, 2009).

4.28	Amended and Restated Warrant Agreement, dated effective as of July 12, 2006, by and among Weatherford International Ltd., Weatherford International, Inc. and Shell Technology Ventures, Inc. (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K
(File No. 1-31339) filed July 14, 2006).

Exhibit Number	Description

4.29	Fifth Supplemental Indenture, dated as of February 26, 2009, among Weatherford International, Inc., a Delaware corporation, Weatherford International Ltd., a Bermuda exempted company, Weatherford International Ltd., a Swiss joint-stock corporation, and The Bank of New York, as successor trustee, to the Indenture dated as of May 17, 1996 (the “1996 Indenture”) (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K (File No. 1-34258) filed February 26, 2009).

4.30	Third Supplemental Indenture, dated as of February 26, 2009, among Weatherford International Ltd., a Bermuda exempted company, Weatherford International, Inc., Weatherford International Ltd., a Swiss joint-stock corporation, and Deutsche Bank Trust Company Americas, as trustee, to the Indenture dated as of October 1, 2003 (the “2003 Indenture”) (incorporated by reference to
Exhibit 4.2 to the Registrant’s Current Report on Form 8-K (File No. 1-34258) filed February 26, 2009).

4.31	Second Supplemental Indenture, dated as of February 26, 2009, among Weatherford International, Inc., Weatherford International Ltd., a Bermuda exempted company, Weatherford International Ltd., a Swiss joint-stock corporation, and Deutsche Bank Trust Company Americas, as trustee, to the Indenture dated as of June 18, 2007 (the “2007 Indenture”) (incorporated by reference to Exhibit 4.3 to the Registrant’s Current Report on Form 8-K (File No. 1-34258) filed February 26, 2009).

4.32	Registration Rights Agreement, dated as of July 27, 2009 between Weatherford International Ltd. and Novy Investments Limited (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K (File No. 1-34258) filed July 27, 2009).

4.33	Registration Rights Agreement, dated as of September 16, 2009 between Weatherford International Ltd. and Integrity Energy International, LLC. (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K (File No. 1-34258) filed September 17, 2009).

4.34	Fourth Supplemental Indenture, dated September 23, 2010, among Weatherford International Ltd., a Bermuda exempted company, Weatherford International Ltd., a Swiss joint-stock corporation, Weatherford International, Inc. and Deutsche Bank Trust Company Americas (incorporated by reference to Exhibit 4.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2010 (File No. 1-34258) filed November 2, 2010).

4.35	Form of global note for 5.125% Senior Notes due 2020 (incorporated by reference to Exhibit 4.3 to the Registrant’s Current Report on Form 8-K (File No. 1-34258) filed September 22, 2010).

4.36	Form of global note for 6.750% Senior Notes due 2040 (incorporated by reference to Exhibit 4.4 to the Registrant’s Current Report on Form 8-K (File No. 1-34258) filed September 22, 2010).

4.37	Form of guarantee notation (incorporated by reference to Exhibit 4.5 to the Registrant’s Current Report on Form 8-K (File No. 1034258) filed September 22, 2010).

4.38	Registration Rights Agreement among Weatherford International Ltd. And certain shareholders dated September 13, 2011 (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K (File No. 1-34258) filed September 15, 2011).

10.1	Issuing and Paying Agent Agreement, dated as of October 25, 2005, among Weatherford International Ltd., Weatherford International, Inc. and JPMorgan Chase Bank, National Association (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 1-31339) filed October 31, 2005).

Exhibit Number	Description

10.2	Commercial Paper Dealer Agreement, dated as of October 25, 2005, among Weatherford International Ltd., Weatherford International, Inc. and JPMorgan Securities Inc. (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K (File No. 1-31339) filed October 31, 2005).

10.3	Commercial Paper Dealer Agreement, dated as of October 25, 2005, among Weatherford International Ltd., Weatherford International, Inc. and Goldman, Sachs & Co. (incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K (File No. 1-31339) filed October 31, 2005).

10.4	Commercial Paper Dealer Agreement, dated as of October 25, 2005, among Weatherford International Ltd., Weatherford International, Inc. and Merrill Lynch Money Markets Inc. (for notes with maturities up to 270 days) and Merrill Lynch, Pierce, Fenner & Smith Incorporated, (for notes with maturities over 270 days up to 397 days) (incorporated by reference to Exhibit 10.4 to the Registrant’s Current Report on Form 8-K (File No. 1-31339) filed October 31, 2005).

*10.5	Weatherford International Ltd. Restricted Share Plan, including form of agreement for officers and non-officers (incorporated by reference to Exhibit 10.2 to Amendment No. 1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2004 on Form 10-Q/A (File No. 1-31339) filed September 15, 2004).

*10.6	Trust under Weatherford International Ltd. Nonqualified Executive Retirement Plan dated March 23, 2004 (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2004 (File No. 1-31339) filed May 6, 2004).

*10.7	Amended and Restated Non-Employee Director Stock Option Plan (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1995 (File No. 1-13086) filed August 12, 1995).

*10.8	General Amendment of Employee Stock Option Programs of Weatherford International, Inc. dated May 9, 2003 (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003 (File No. 1-31339) filed August 14, 2003).

*10.9	General Amendment of Director’s Stock Option Plans and Agreements dated May 9, 2003 (incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003 (File No. 1-31339) filed August 14, 2003).

*10.10	Weatherford International, Inc. 1998 Employee Stock Option Plan, as amended, including form of agreement for officers (incorporated by reference to Exhibit 10.18 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2003 (File No. 1-13086) filed March 24, 2004).

*10.11	Amendment to Stock Option Programs (incorporated by reference to Exhibit 4.19 to the Registrant’s Registration Statement on Form S-8 (Reg. No. 333-36598) filed May 19, 2000).

*10.12	Indemnification Agreement, dated as of September 29, 2005, between Weatherford International Ltd. and Andrew P. Becnel (incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K (File No. 1-31339) filed October 5, 2005).

*10.13	Indemnification Agreements with Robert K. Moses, Jr. (incorporated by reference to Exhibit 10.10 to Weatherford Enterra, Inc.’s Annual Report on Form 10-K for the year ended December 31, 1987 (File No. 1-7867)); and William E. Macaulay (incorporated by reference to Exhibit 10.2 to Weatherford Enterra, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1995 (File No. 1-7867)).

Exhibit Number	Description

*10.14	Indemnification Agreements with each of Bernard J. Duroc-Danner, Burt M. Martin, Stuart E. Ferguson, David J. Butters, Robert A. Rayne, Robert K. Moses, Jr., Robert B. Millard, and William E. Macaulay (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2002 (File No. 1-13086) filed November 13, 2002).

*10.15	Form of Stock Option Agreement for Non-Employee Directors dated September 8, 1998 (incorporated by reference to Exhibit 10.23 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1998 (File No. 1-13086) filed March 31, 1999).

*10.16	Form of Amendment to Stock Option Agreements dated September 8, 1998 for Non-Employee Directors (incorporated by reference to Exhibit 4.17 to the Registration Statement on Form S-8 (Reg. No. 333-36598) filed May 9, 2000).

*10.17	Form of Stock Option Agreement for Non-employee Directors dated July 5, 2000 (incorporated by reference to Exhibit 4.16 to the Registration Statement on Form S-8 (Reg. No. 333-48322) filed October 20, 2000).

*10.18	Form of Stock Option Agreement for Non-employee Directors dated September 26, 2001 (incorporated by reference to Exhibit 4.19 to the Registration Statement on Form S-8 (Reg. No. 333-81678) filed January 30, 2002).

*10.19	Assumption and General Amendment of Directors’ Stock Option and Benefit Programs and General Amendment of Employee Stock Option and Benefit Programs of Weatherford International, Inc. dated June 26, 2002 (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002 (File No. 1-13086) filed August 14, 2002).

*10.20	Indemnification Agreement dated October 27, 2006, between Weatherford International Ltd. and Jessica Abarca (incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K (File No. 1-31339) filed October 27, 2006).

*10.21	Form of Restricted Share Unit Award Agreement for Officers pursuant to Weatherford International Ltd. 2006 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.45 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2006 (File No. 1-31339) filed February 23, 2007).

*10.22	Form of Stock Option Award Agreement for Officers pursuant to Weatherford International Ltd. 2006 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.46 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2006 (File No. 1-31339) filed February 23, 2007).

*10.23	Form of Restricted Share Award Agreement for Non-employee Directors pursuant to Weatherford International Ltd. 2006 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.47 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2006 (File No. 1-31339) filed February 23, 2007).

*10.24	Form of Restricted Share Award Agreement for Officers pursuant to Weatherford International Ltd. 2006 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.48 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2006 (File No. 1-31339) filed February 23, 2007).

*10.25	Form of Stock Option Award Agreement for Non-Employee Directors pursuant to Weatherford International Ltd. 2006 Omnibus Plan (incorporated by reference to Exhibit 10.49 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2006 (File No. 1-31339) filed February 23, 2007).

Exhibit Number	Description

*10.26	Indemnification Agreement, dated as of June 11, 2007, between Weatherford International Ltd. and Keith R. Morley (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K (File No. 1-31339) filed June 11, 2007).

*10.27	Amended and Restated Employment Agreements dated December 31, 2008, between Weatherford International Ltd. and each of Jessica Abarca, Andrew P. Becnel, M. David Colley, Bernard J. Duroc-Danner, Stuart E. Ferguson, Burt M. Martin and Keith R. Morley (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 1-31339) filed December 31, 2008).

*10.28	Employment Agreements effective as of January 1, 2009, between Weatherford International, Inc. and each of Jessica Abarca, Andrew P. Becnel, M. David Colley, Bernard J. Duroc-Danner, Stuart E. Ferguson, Burt M. Martin and Keith R. Morley (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K (File No. 1-31339) filed December 31, 2008).

*10.29	Weatherford International, Inc. Executive Deferred Compensation Stock Ownership Plan, as amended and restated as of December 31, 2008 (incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K (File No. 1-31339) filed December 31, 2008).

*10.30	Weatherford International, Inc. Foreign Executive Deferred Compensation Stock Plan, as amended and restated as of December 31, 2008 (incorporated by reference to Exhibit 10.4 to the Registrant’s Current Report on Form 8-K (File No. 1-31339) filed December 31, 2008).

*10.31	Weatherford International Ltd. Non-Employee Director Deferred Compensation, as amended and restated as of December 31, 2008 (incorporated by reference to Exhibit 10.5 to the Registrant’s Current Report on Form 8-K (File No. 1-31339) filed December 31, 2008).

*10.32	Weatherford International Ltd. Non-Employee Director Retirement Plan, as amended and restated as of December 31, 2008 (incorporated by reference to Exhibit 10.6 to the Registrant’s Current Report on Form 8-K (File No. 1-31339) filed December 31, 2008).

*10.33	Weatherford Management Incentive Plan, including Form of Award Letter, as amended and restated as of December 31, 2008 (incorporated by reference to Exhibit 10.7 to the Registrant’s Current Report on Form 8-K (File No. 1-31339) filed December 31, 2008).

*10.34	Amended and Restated Weatherford International Ltd. Nonqualified Executive Retirement Plan (incorporated by reference to Exhibit 10.8 to the Registrant’s Current Report on Form 8-K (File No. 1-31339) filed December 31, 2008).

*10.35	Weatherford International, Inc. Supplemental Retirement Plan (incorporated by reference to Exhibit 10.9 to the Registrant’s Current Report on Form 8-K (File No. 1-31339) filed December 31, 2008).

*10.36	Weatherford International Ltd. 2006 Omnibus Incentive Plan, as amended (incorporated by reference to Exhibit 10.10 to the Registrant’s Current Report on Form 8-K (File No. 1-31339) filed December 31, 2008).

*10.37	Amendment to Weatherford International, Inc. 1998 Employee Stock Option Plan (incorporated by reference to Exhibit 10.11 to the Registrant’s Current Report on Form 8-K (File No. 1-31339) filed December 31, 2008).

*10.38	Amendment to Weatherford International Ltd. Non-Employee Director Stock Option Agreements (incorporated by reference to Exhibit 10.12 to the Registrant’s Current Report on Form 8-K (File No. 1-31339) filed December 31, 2008).

Exhibit Number	Description

*10.39	Amended and Restated Employment Agreement, dated December 31, 2008, between Weatherford International Ltd. and Carel W. Hoyer (incorporated by reference to Exhibit 10.39 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2008 (File No. 1-31339) filed February 24, 2009).

*10.40	Employment Agreement, dated February 2, 2009, between Weatherford International, Inc. and Carel W. Hoyer (incorporated by reference to Exhibit 10.40 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2008 (File No. 1-31339) filed February 24, 2009).

*10.41	Indemnification Agreement, dated as of February 9, 2009, between Weatherford International Ltd. and Carel W. Hoyer (incorporated by reference to Exhibit 10.41 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2008 (File No. 1-31339) filed February 24, 2009).

*10.42	Indemnification Agreement, dated as of February 9, 2009, between Weatherford International, Inc. and Carel W. Hoyer (incorporated by reference to Exhibit 10.42 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2008 (File No. 1-31339) filed February 24, 2009).

*10.43	Amended and Restated Employment Agreement, dated December 31, 2008, between Weatherford International Ltd. and James M. Hudgins (incorporated by reference to Exhibit 10.43 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2008 (File No. 1-31339) filed February 24, 2009).

*10.44	Employment Agreement, dated February 9, 2009, between Weatherford International, Inc. and James M. Hudgins (incorporated by reference to Exhibit 10.44 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2008 (File No. 1-31339) filed February 24, 2009).

*10.45	Indemnification Agreement, dated as of September 4, 2002, between Weatherford International Ltd. and James M. Hudgins (incorporated by reference to Exhibit 10.45 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2008 (File No. 1-31339) filed February 24, 2009).

*10.46	Indemnification Agreement, dated as of September 4, 2002, between Weatherford International, Inc. and James M. Hudgins (incorporated by reference to Exhibit 10.46 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2008 (File No. 1-31339) filed February 24, 2009).

10.47	Warrant Assignment and Assumption Agreement, dated February 26, 2009, between Weatherford International Ltd., a Bermuda exempted company, and Weatherford International Ltd., a Swiss joint-stock corporation (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 1-34258) filed February 26, 2009).

10.48	Guaranty Agreement, dated as of February 26, 2009, by Weatherford International Ltd., a Swiss joint-stock corporation, in favor of the lenders and certain other parties under the Second Amended and Restated Credit Agreement dated as of May 2, 2006, among Weatherford International Ltd., a Bermuda exempted company, Weatherford International, Inc., Weatherford Liquidity Management Hungary Limited Liability Company, JPMorgan Chase Bank, as administrative agent, and the other Lenders party thereto (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K (File No. 1-34258) filed February 26, 2009).

10.49	Guaranty Agreement, dated as of February 26, 2009, by Weatherford International Ltd., a Swiss joint-stock corporation, in favor of the lenders and certain other parties under the Credit Agreement dated as of March 19, 2008, among Weatherford International Ltd., a Bermuda exempted company, Weatherford International, Inc., Deutsche Bank AG Cayman Islands Branch, as administrative agent, and the other Lenders party thereto (incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K (File No. 1-34258) filed February 26, 2009).

Exhibit Number	Description

10.50	Guaranty Agreement, dated as of February 26, 2009, by Weatherford International Ltd., a Swiss joint-stock corporation, in favor of the lenders and certain other parties under the Credit Agreement dated as of October 20, 2008, among Weatherford International Ltd., a Bermuda exempted company, Weatherford International, Inc., UBS AG, Stamford Branc, as administrative agent, and the other Lenders party thereto (incorporated by reference to Exhibit 10.4 to the Registrant’s Current Report on Form 8-K (File No. 1-34258) filed February 26, 2009).

10.51	Assumption and General Amendment Agreement, dated February 25, 2009, between Weatherford International Ltd., a Bermuda exempted company, and Weatherford International Ltd., a Swiss joint-stock corporation (incorporated by reference to Exhibit 10.5 to the Registrant’s Current Report on Form 8-K (File No. 1-34258) filed February 26, 2009).

10.52	Form of Indemnification Agreement of Weatherford International Ltd., a Swiss joint-stock corporation, for use with directors and executive officers (incorporated by reference to Exhibit 10.6 to the Registrant’s Current Report on Form 8-K (File No. 1-34258) filed February 26, 2009).

*10.53	Employment Agreement, dated as of June 8, 2009, between Weatherford International Ltd. and Joseph C. Henry (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 1-34258) filed June 9, 2009).

*10.54	Employment Agreement, dated as of June 8, 2009, between Weatherford International, Inc. and Joseph C. Henry (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K (File No. 1-34258) filed June 9, 2009).

*10.55	Indemnification Agreement, dated as of February 26, 2009, between Weatherford International Ltd. and Joseph C. Henry (incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K (File No. 1-34258) filed June 9, 2009).

*10.56	Employment Agreement, dated as of March 30, 2009, between Weatherford International Ltd. and William B. Jacobson (incorporated by reference to Exhibit 10.4 to the Registrant’s Current Report on Form 8-K (File No. 1-34258) filed June 9, 2009).

*10.57	Employment Agreement, dated as of March 30, 2009, between Weatherford International, Inc. and William B. Jacobson (incorporated by reference to Exhibit 10.5 to the Registrant’s Current Report on Form 8-K (File No. 1-34258) filed June 9, 2009).

*10.58	Indemnification Agreement, dated as of March 30, 2009 between Weatherford International Ltd. and William B. Jacobson (incorporated by reference to Exhibit 10.6 to the Registrant’s Current Report on Form 8-K (File No. 1-34258) filed June 9, 2009).

*10.59	Employment Agreement, dated as of July 21, 2009, between Weatherford International Ltd. and Peter T. Fontana (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 1-34258) filed July 22, 2009).

*10.60	Employment Agreement, dated as of July 21, 2009, between Weatherford International, Inc. and Peter T. Fontana (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K (File No. 1-34258) filed July 22, 2009).

*10.61	Indemnification Agreement, dated as of July 21, 2009, between Weatherford International Ltd. and Peter T. Fontana (incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K (File No. 1-34258) filed July 22, 2009).

*10.62	Form of Employment Agreement, between Weatherford International Ltd. and each of Jessica Abarca, Andrew P. Becnel, M. David Colley, Stuart E. Ferguson, and Keith R. Morley (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 1-34258) filed December 31, 2009).

Exhibit Number	Description

*10.63	Supplemental Executive Retirement Plan effective as of January 1, 2010, between Weatherford International Ltd. and each of Jessica Abarca, Andrew P. Becnel, M. David Colley, Bernard J. Duroc-Danner, Stuart E. Ferguson and Keith R. Morley (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K (File No. 1-34258) filed December 31, 2009).

*10.64	First amendment to the Weatherford International Ltd., Supplemental Executive Retirement Plan, effective March 31, 2010 (incorporated by reference to Exhibit 10.1 to the Registrant’s Current report on Form 8-K (File No. 1-34258) filed March 23, 2010).

*10.65	Weatherford International Ltd. Performance Unit Award Agreement, (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K (File No. 1-34258) filed March 23, 2010).

*10.66	Second amendment to the Weatherford International Ltd. Supplemental Executive Retirement Plan, effective April 8, 2010 (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 1-34258) filed April 9, 2010).

*10.67	Form of amended and restated Employment Agreement, between Weatherford International Ltd. and each of Bernard J. Duroc-Danner, Peter T. Fontana, Nicholas W. Gee, Joseph C. Henry, Carel W. J. Hoyer, James M. Hudgins and William B. Jacobson (incorporated by reference to the Registrant’s Current Report on Form 8-K (File No. 1-34258) filed April 13, 2010).

*10.68	Form of Performance Unit Award Agreement pursuant to Weatherford International Ltd. 2010 Omnibus Incentive Plan (incorporated by references to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2010 (File No. 1-34258) filed August 3, 2010).

*10.69	Employment Agreement, dated September 14, 2010, between Andrew P. Becnel and Weatherford International Ltd. (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 1-34258) filed September 15, 2010).

10.70	Credit Agreement, dated as of October 15, 2010, among Weatherford International Ltd., a Bermuda exempted company, Weatherford International Ltd., a Swiss joint-stock corporation, and other Borrowers party thereto, and Wells Fargo Bank, National Association, as a Swingline Lender, JP Morgan Chase Bank, N.A., as Administrative Agent and a Swingline Lender and the other parties thereto (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 1-34258) filed October 19, 2010).

10.71	Guarantee Agreement, dated October 15, 2010 among Weatherford International Ltd., Weatherford International, Inc. and JP Morgan Chase Bank, N.A. as administrative agent (incorporated by reference to Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2010 (File No. 1-34258) filed November 2, 2010).

*10.72	Weatherford International Ltd. 2010 Omnibus Incentive Plan (incorporated by reference to Annex C of the Registrant’s Proxy Statement (File No. 1-34258) filed May 13, 2010).

*10.73	Form of Performance Unit Award Agreement for use under the Weatherford International Ltd. 2010 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 1-34258) filed February 22, 2011).

*10.74	Form of Restricted Share Unit Award Agreement for use under the Weatherford International Ltd. 2010 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K (File No. 1-34258) filed February 22, 2011).

*10.75	Form of Restricted Share Unit Award Agreement (U.K. version) for use under the Weatherford International Ltd. 2010 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K (File No. 1-34258) filed February 22, 2011).

Exhibit Number	Description

*10.76	Form of Restricted Share Award Agreement for use under the Weatherford International Ltd. 2006 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.4 to the Registrant’s Current Report on Form 8-K (File No. 1-34258) filed February 22, 2011).

*10.77	Weatherford International Ltd. Non-Equity Incentive Compensation Plan (incorporated by reference to Exhibit 10.5 to the Registrant’s Current Report on Form 8-K (File No. 1-34258) filed February 22, 2011).

10.78	Amendment No. 1, dated July 13, 2011, to Credit Agreement with Weatherford Bermuda, Weatherford Delaware, Weatherford Liquidity Management Hungary Limited Liability Company, A Hungarian limited liability company and subsidiary of Weatherford Bermuda, Weatherford Capital Management Services Limited Liability Company, a Hungarian limited liability company and subsidiary of Weatherford Bermuda, the lenders and issuing banks party thereto and JPMorgan Chase Bank, N.A., as administrative agent (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 1-34258) filed July 13, 2011.

†21.1	Subsidiaries of Weatherford International, Ltd.

†23.1	Consent of Ernst & Young LLP.

†31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

†31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

**†32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

**†32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

**101	The following materials from Weatherford International Ltd.’s Annual Report on Form 10-K for the year ended December 31, 2011, formatted in XBRL (eXtensible Business Reporting Language): (1) the Consolidated Balance Sheets, (2) the Consolidated Statements of Operations, (3) the Consolidated Statements of Cash Flows, (4) the Consolidated Statements of Shareholders’ Equity and (5) related notes to the Consolidated Financial Statements.

*	Management contract or compensatory plan or arrangement.
**	Furnished with this Form 10-K.
†	Filed herewith.

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

We will furnish to any requesting shareholder a copy of any of the above named exhibits upon the payment of our reasonable expenses of obtaining, duplicating and mailing the requested exhibits. All requests for copies of exhibits should be made in writing to our U.S. Investor Relations Department at 2000 St James Place, Houston, TX 77056.

(c) Financial Statement Schedules

1.	Valuation and qualifying accounts and allowances.

SCHEDULE II

WEATHERFORD INTERNATIONAL LTD. AND SUBSIDIARIES

VALUATION AND QUALIFYING ACCOUNTS AND ALLOWANCES

FOR THE THREE YEARS ENDED DECEMBER 31, 2011

		Additions
Description	Balance at Beginning of Period	Charged to Costs and Expenses	Collections	Reductions	Balance at End of Period
	(In millions)
Year Ended December 31, 2011:
Allowance for uncollectible accounts receivable	$59	$52	$(1)	$(19)	$91
Valuation allowance on deferred tax assets	133	38	—	(14)	157

Year Ended December 31, 2010:
Allowance for uncollectible accounts receivable	20	57	—	(18)	59
Valuation allowance on deferred tax assets	83	56	—	(6)	133

Year Ended December 31, 2009:
Allowance for uncollectible accounts receivable	16	11	—	(7)	20
Valuation allowance on deferred tax assets	77	11	—	(5)	83

All other schedules are omitted because they are not required or because the information is included in the financial statements or the related notes.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Houston, State of Texas, on March 15, 2012.

WEATHERFORD INTERNATIONAL LTD.

By	/S/ BERNARD J. DUROC-DANNER
Bernard J. Duroc-Danner
President, Chief Executive Officer,
Chairman of the Board and Director
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signatures	Title	Date

/S/ BERNARD J. DUROC-DANNER Bernard J. Duroc-Danner	President, Chief Executive Officer, Chairman of the Board and Director (Principal Executive Officer)	March 15, 2012

/S/ ANDREW P. BECNEL Andrew P. Becnel	Senior Vice President and Chief Financial Officer (Principal Financial Officer)	March 15, 2012

/S/ JOHN H. BRISCOE John H. Briscoe	Vice President and Chief Accounting Officer (Principal Accounting Officer)	March 15, 2012

/S/ SAMUEL BODMAN Samuel Bodman	Director	March 15, 2012

/S/ NICHOLAS F. BRADY Nicholas F. Brady	Director	March 15, 2012

/S/ DAVID J. BUTTERS David J. Butters	Director	March 15, 2012

/S/ EMYR JONES PARRY Emyr Jones Parry	Director	March 15, 2012

/S/ WILLIAM E. MACAULAY William E. Macaulay	Director	March 15, 2012

/S/ ROBERT K. MOSES, JR. Robert K. Moses, Jr.	Director	March 15, 2012

/S/ GUILLERMO ORTIZ Guillermo Ortiz	Director	March 15, 2012

/S/ ROBERT A. RAYNE Robert A. Rayne	Director	March 15, 2012