Form 10-Q
period 2012-03-31
Weatherford International Ltd./Switzerland
filed 2012-05-08
CIK 1453090

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

As of April 23, 2012 there were 759,568,679 shares of Weatherford registered shares, 1.16 Swiss francs par value per share, outstanding.

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

WEATHERFORD INTERNATIONAL LTD. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In millions, except par value)

	March 31, 2012	December 31, 2011
	(unaudited)
Current Assets:
Cash and Cash Equivalents	$339	$371
Accounts Receivable, Net of Allowance for Uncollectible Accounts of $92 and $91	3,358	3,235
Inventories	3,303	3,158
Current Deferred Tax Assets	245	250
Other Current Assets	808	685

Total Current Assets	8,053	7,699

Property, Plant and Equipment, Net of Accumulated Depreciation of $5,309 and $5,019	7,585	7,283
Goodwill	4,445	4,422
Other Intangible Assets, Net of Accumulated Amortization of $574 and $546	706	711
Equity Investments	634	616
Other Non-current Assets	450	454

Total Assets	$21,873	$21,185

Current Liabilities:
Short-term Borrowings and Current Portion of Long-term Debt	$1,902	$1,320
Accounts Payable	1,679	1,567
Other Current Liabilities	1,251	1,326

Total Current Liabilities	4,832	4,213
Long-term Debt	5,989	6,286
Other Non-current Liabilities	1,119	1,133

Total Liabilities	11,940	11,632

Shareholders’ Equity:
Shares, CHF 1.16 Par Value: Authorized 1,144, Conditionally Authorized 373, Issued 770 at March 31, 2012 and Authorized 1,139, Conditionally Authorized 378, Issued 765 at December 31, 2011	775	769
Capital in Excess of Par Value	4,889	4,824
Treasury Shares, Net	(479)	(483)
Retained Earnings	4,475	4,352
Accumulated Other Comprehensive Income	252	70

Weatherford Shareholders’ Equity	9,912	9,532
Noncontrolling Interests	21	21

Total Shareholders’ Equity	9,933	9,553

Total Liabilities and Shareholders’ Equity	$21,873	$21,185

The accompanying notes are an integral part of these condensed consolidated financial statements.

WEATHERFORD INTERNATIONAL LTD. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

(In millions, except per share amounts)

	Three Months Ended March 31,
	2012	2011
Revenues:
Products	$1,411	$1,064
Services	2,188	1,792

	3,599	2,856
Costs and Expenses:
Cost of Products	1,050	791
Cost of Services	1,635	1,340
Research and Development	62	60
Selling, General and Administrative Attributable to Segments	370	384
Corporate, General and Administrative	86	64

	3,203	2,639

Operating Income	396	217
Other Expense:
Interest Expense, Net	(112)	(113)
Other, Net	(17)	(19)

Income Before Income Taxes	267	85
Provision for Income Taxes	(137)	(46)

Net Income	130	39
Net Income Attributable to Noncontrolling Interests	(7)	(2)

Net Income Attributable to Weatherford	$123	$37

Earnings Per Share Attributable to Weatherford:
Basic	$0.16	$0.05
Diluted	$0.16	$0.05
Weighted Average Shares Outstanding:
Basic	760	748
Diluted	766	758

The accompanying notes are an integral part of these condensed consolidated financial statements.

WEATHERFORD INTERNATIONAL LTD. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(UNAUDITED)

(In millions)

	Three Months Ended March 31,
	2012	2011
Net Income	$130	$39
Other Comprehensive Income:
Foreign Currency Translation Adjustment	181	181
Amortization of Pension Components	1	1

Other Comprehensive Income	182	182

Comprehensive Income	312	221
Comprehensive Income Attributable to Noncontrolling Interests	(7)	(2)

Comprehensive Income Attributable to Weatherford	$305	$219

The accompanying notes are an integral part of these condensed consolidated financial statements.

WEATHERFORD INTERNATIONAL LTD. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

(In millions)

	Three Months Ended March 31,
	2012	2011
Cash Flows from Operating Activities:
Net Income	$130	$39
Adjustments to Reconcile Net Income to Net Cash Provided (Used) by Operating Activities:
Depreciation and Amortization	301	277
Employee Share-Based Compensation Expense	22	23
Deferred Income Tax Benefit	(21)	(4)
Other, Net	(15)	11
Change in Operating Assets and Liabilities, Net of Effect of Businesses Acquired
Accounts Receivable	(107)	(235)
Inventories	(159)	(144)
Other Current Assets	15	(107)
Accounts Payable	86	79
Other Current Liabilities	(120)	(70)
Other	4	(42)

Net Cash Provided (Used) by Operating Activities	136	(173)

Cash Flows from Investing Activities:
Capital Expenditures for Property, Plant and Equipment	(514)	(356)
Acquisitions of Businesses, Net of Cash Acquired	(12)	(15)
Acquisition of Intellectual Property	(3)	(3)
Acquisition of Equity Investments in Unconsolidated Affiliates	—	(7)
Proceeds from Sale of Assets and Businesses, Net	5	2

Net Cash Used by Investing Activities	(524)	(379)

Cash Flows from Financing Activities:
Borrowings of Short-term Debt, Net	285	385
Borrowings (Repayments) of Long-term Debt, Net	1	(5)
Proceeds from Exercise of Warrants	65	—
Other Financing Activities	2	—

Net Cash Provided by Financing Activities	353	380

Effect of Exchange Rate Changes on Cash and Cash Equivalents	3	5
Net Decrease in Cash and Cash Equivalents	(32)	(167)
Cash and Cash Equivalents at Beginning of Period	371	416

Cash and Cash Equivalents at End of Period	$339	$249

Supplemental Cash Flow Information:
Interest Paid.	$180	$176
Income Taxes Paid, Net of Refunds	98	66

The accompanying notes are an integral part of these condensed consolidated financial statements.

WEATHERFORD INTERNATIONAL LTD. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

1.	General

The accompanying unaudited condensed consolidated financial statements of Weatherford International Ltd. (the “Company”) are prepared in accordance with U.S. generally accepted accounting principles and include all adjustments of a normal recurring nature which, in the opinion of management, are necessary to present fairly our Condensed Consolidated Balance Sheet at March 31, 2012, Condensed Consolidated Statements of Operations, Condensed Consolidated Statements of Comprehensive Income and Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2012 and 2011. When referring to “Weatherford” and using phrases such as “we”, “us”, and “our”, the intent is to refer to Weatherford International Ltd. and its subsidiaries as a whole or on a regional basis, depending on the context in which the statements are made.

Although we believe the disclosures in these financial statements are adequate to make the interim information presented not misleading, certain information relating to our organization and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles have been condensed or omitted in this Form 10-Q pursuant to U.S. Securities and Exchange Commission (“SEC”) rules and regulations. These financial statements should be read in conjunction with the audited consolidated financial statements for the year ended December 31, 2011 in our Annual Report on Form 10-K. The results of operations for the three months ended March 31, 2012 are not necessarily indicative of the results expected for the year ending December 31, 2012.

The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period and disclosure of contingent assets and liabilities. On an ongoing basis, we evaluate our estimates and assumptions, including those related to uncollectible accounts receivable, lower of cost or market of inventories, equity investments, intangible assets and goodwill, property, plant and equipment, income taxes, percentage-of-completion accounting for long-term contracts, self-insurance, pension and post retirement benefit plans, contingencies and share-based compensation. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results could differ from those estimates.

Principles of Consolidation

We consolidate all wholly-owned subsidiaries, controlled joint ventures and variable interest entities where the Company has determined it is the primary beneficiary. Investments in affiliates in which we exercise significant influence over operating and financial policies are accounted for using the equity method. All material intercompany accounts and transactions have been eliminated in consolidation.

2.	Business Combinations and Planned Dispositions

We have acquired businesses we feel are important to our long-term growth strategy. Results of operations for acquisitions are included in the accompanying Condensed Consolidated Statements of Operations from the date of acquisition. The balances included in the Condensed Consolidated Balance Sheets related to recent acquisitions are based on preliminary information and are subject to change when final asset valuations are obtained and potential liabilities have been evaluated. The purchase price is allocated to the net assets acquired based upon their estimated fair values at the date of acquisition.

WEATHERFORD INTERNATIONAL LTD. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

We acquired various businesses and equity investments during the three months ended March 31, 2012 for cash consideration of $12 million, net of cash acquired.

During the three months ended March, 31 2012, we approved a plan, and executed an agreement, to sell our subsea controls business in exchange for an equity stake in an entity that is positioned to provide complete subsea solutions to clients. Closing of the transaction, which is expected to occur during the second quarter, is subject to clearance under the applicable competition laws. As of March 31, 2012, the carrying amount of the major classes of assets held for sale included $16 million of accounts receivable, $39 million of inventories, $22 million of other current assets, $4 million of property plant and equipment and $47 million in goodwill. Liabilities held for sale totaled $31 million at March 31, 2012. These assets and liabilities have been reclassified and presented, gross, in Other Current Assets and Liabilities. Upon approval of the plan to sell, we recognized no impairment as the fair value of the business exceeded its book value, net of costs to sell.

3.	Inventories

The components of inventory were as follows:

	March 31, 2012	December 31, 2011
	(In millions)
Raw materials, components and supplies	$448	$443
Work in process	178	149
Finished goods	2,677	2,566

	$3,303	$3,158

Work in process and finished goods inventories include the cost of materials, labor and manufacturing overhead.

4.	Goodwill

We perform an impairment test for goodwill and indefinite-lived intangible assets annually as of October 1, or more frequently if indicators of potential impairment exist. Our goodwill impairment test involves a comparison of the fair value of each of our reporting units with its carrying amount. Our reporting units are based on our regional structure and consist of the United States, Canada, Latin America, Europe, Sub-Sahara Africa (“SSA”), Former Soviet Union (“FSU”), Middle East/North Africa and Asia Pacific. During the course of 2011, the market price of our common stock declined significantly; however, we concluded that the decline did not constitute an indicator of potential impairment as there had not been a significant change in the estimated future cash flows of our reporting units. Ultimately, our 2011 impairment test performed as of October 1 indicated goodwill was not impaired.

None of our reporting units failed the first step of our impairment test during 2011, as their fair values were in excess of their carrying value. The fair values of our Middle East/North Africa, FSU, West Africa and Latin America reporting units were closest to their carrying values; and were in excess of their carrying values in a range from 15% to 23% at October 1, 2011. The goodwill at March 31, 2012 for these reporting units was as follows: Middle East/North Africa—$514 million; FSU—$215 million; SSA—$78 million; and Latin America—$388 million.

WEATHERFORD INTERNATIONAL LTD. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

The changes in the carrying amount of goodwill by segment for the three months ended March 31, 2012, were as follows:

	North America	Middle East/ North Africa/ Asia	Europe/ SSA/FSU	Latin America	Total
	(In millions)
As of December 31, 2011	$2,271	$743	$1,020	$388	$4,422
Acquisitions	7	—	—	—	7
Disposals (a)	(1)	(4)	(42)	—	(47)
Purchase price and other adjustments	(8)	—	—	—	(8)
Foreign currency translation	28	4	39	—	71

As of March 31, 2012	$2,297	$743	$1,017	$388	$4,445

(a)	Represents reclassification of goodwill to assets held for sale. See Note 2 – Business Combinations.

5.	Short-term Borrowings and Current Portion of Long-term Debt

The components of short-term borrowings were as follows:

	March 31, 2012	December 31, 2011
	(In millions)
Commercial paper	$1,285	$997
Other short-term bank loans	11	14

Total short-term borrowings	1,296	1,011
Current portion of long-term debt	606	309

Short-term borrowings and current portion of long-term debt	$1,902	$1,320

We maintain a $2.25 billion unsecured, revolving credit agreement (the “Credit Agreement”) with JPMorgan Chase Bank, N.A., as administrative agent. The Credit Agreement has a scheduled maturity date of July 13, 2016, and can be used for a combination of borrowings, support for our commercial paper program and issuances of letters of credit. This agreement requires us to maintain a debt-to-capitalization ratio of less than 60%. We are in compliance with these covenants at March 31, 2012. At March 31, 2012, our borrowings under our commercial paper program had a weighted average interest rate of 0.65% and there were $82 million in outstanding letters of credit under the Credit Agreement. On April 16, 2012, we increased the size of our commercial paper program to $2.25 billion from $1.5 billion. From time to time, we use the commercial paper program to issue short-term, unsecured notes. Our commercial paper issuances are supported by the Credit Agreement.

We have short-term borrowings with various domestic and international institutions pursuant to uncommitted facilities. At March 31, 2012, we had $11 million in short-term borrowings under these arrangements with a weighted average interest rate of 6.7%. In addition, we had $415 million of letters of credit under various uncommitted facilities and $195 million of performance bonds issued by financial sureties against an indemnification from us at March 31, 2012.

The carrying value of our short-term borrowings approximates their fair value as of March 31, 2012. The current portion of long-term debt at March 31, 2012 includes $273 million for our senior notes due June 2012 and other long-term debt totaling $333 million.

WEATHERFORD INTERNATIONAL LTD. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

On April 4, 2012, we completed a $1.3 billion long-term debt offering comprised of (1) $750 million of 4.5% Senior Notes due 2022 and (2) $550 million of 5.95% Senior Notes due 2042. The net proceeds from this offering were used to repay short-term indebtedness under our commercial paper program and for general corporate purposes.

6.	Fair Value of Financial Instruments

Accounts Receivable Factoring

During the three months ended March 31, 2012, our Latin America segment factored approximately $51 million of accounts receivables under the program we entered into in 2010. We received $47 million in proceeds and recognized a loss of less than one million on these sales. These transactions qualified for sale accounting under the accounting standards and the proceeds received through March 31, 2012 are included in operating cash flows in our Condensed Consolidated Statement of Cash Flows. We did not factor accounts receivables during the three months ended March 31, 2011.

Financial Instruments Measured and Recognized at Fair Value

We estimate fair value at a price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants in the principal market for the asset or liability. Our valuation techniques require inputs that we categorize using a three level hierarchy, from highest to lowest level of observable inputs. Level 1 inputs are unadjusted quoted prices in active markets for identical assets or liabilities. Level 2 inputs are quoted prices or other market data for similar assets and liabilities in active markets, or inputs that are observable for the asset or liability, either directly or indirectly through market corroboration, for substantially the full term of the financial instrument. Level 3 inputs are unobservable inputs based upon our own judgment and assumptions used to measure assets and liabilities at fair value. Classification of a financial asset or liability within the hierarchy is determined based on the lowest level of input that is significant to the fair value measurement. Other than disclosed below under derivative instruments, we had no assets or liabilities measured and recognized at fair value on a recurring basis at March 31, 2012 and December 31, 2011.

Fair Value of Other Financial Instruments

Our other financial instruments include short-term borrowings and long-term debt. The carrying value of our commercial paper and other short-term borrowings approximates their fair value due to the short-term duration of the associated interest rate periods. These short-term borrowings are classified as Level 2 in the fair value hierarchy.

The fair value of our long-term debt fluctuates with changes in applicable interest rates. Fair value will exceed carrying value when the current market interest rate is lower than the interest rate at which the debt was originally issued. The fair value of our long-term debt is a measure of its current value under present market conditions and is established based on observable inputs in non-active markets. Our long-term debt is classified as Level 2 in the fair value hierarchy.

The fair value and carrying value of our long-term debt and current portion of long-term debt is as follows:

	March 31, 2012	December 31, 2011
	(In millions)
Fair value	$7,249	$7,270
Carrying value	6,595	6,595

WEATHERFORD INTERNATIONAL LTD. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

7.	Derivative Instruments

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

Fair Value Hedges

We may use interest rate swaps to help mitigate exposures related to changes in the fair values of the associated debt. Amounts paid or received upon termination of interest rate swaps accounted for as fair value hedges represent the fair value of the agreements at the time of termination and are recorded as an adjustment to the carrying value of the related debt. These amounts are amortized as a reduction, in the case of gains, or as an increase, in the case of losses, of interest expense over the remaining term of the debt. As of March 31, 2012, we had net unamortized gains of $44 million associated with interest rate swap terminations.

In July 2011, we entered into interest rate swap agreements to pay a variable interest rate and receive a fixed interest rate with an aggregate notional amount of $300 million. These swaps were designated as fair value hedges of our 6.35% Senior Notes. These agreements are determined to be highly effective. The effects of any ineffectiveness were not material to the Condensed Consolidated Statements of Operations as the changes in the fair values of the interest rate swaps offset changes in the fair value of the underlying debt. The aggregate fair value of the interest rate swaps at March 31, 2012 resulted in an asset of $14 million with a corresponding increase to Long-term Debt on the accompanying Condensed Consolidated Balance Sheets. As of March 31, 2012, we had no other fair value hedges.

Cash Flow Hedges

In 2008, we entered into interest rate derivative instruments to hedge projected exposures to interest rates in anticipation of a debt offering. Those hedges were terminated at the time of the issuance of the debt, and the loss on these hedges is being amortized from Accumulated Other Comprehensive Income (Loss) into interest expense over the remaining term of the debt. As of March 31, 2012, we had net unamortized losses of $12 million associated with our cash flow hedge terminations.

Other Derivative Instruments

As of March 31, 2012, we had foreign currency forward contracts with notional amounts aggregating to $756 million. These contracts were entered into to hedge exposure to currency fluctuations in various foreign currencies. The total estimated fair value of these contracts and amounts receivable or owed associated with closed contracts resulted in a net liability of approximately $5 million. These derivative instruments were not designated as hedges and the changes in fair value of the contracts are recorded each period in Other, Net in the accompanying Condensed Consolidated Statements of Operations.

WEATHERFORD INTERNATIONAL LTD. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

We have cross-currency swaps between the U.S. dollar and Canadian dollar to hedge certain exposures to the Canadian dollar. At March 31, 2012, we had notional amounts outstanding of $168 million. The total estimated fair value of these contracts at March 31, 2012, resulted in a liability of $33 million. These derivative instruments were not designated as hedges and the changes in fair value of the contracts are recorded each period in Other, Net in the accompanying Condensed Consolidated Statements of Operations.

The fair values of outstanding derivative instruments are summarized as follows:

	March 31, 2011	December 31, 2011	Classifications
	(In millions)
Derivative assets designated as hedges:
Interest rate swaps	$14	$13	Other Assets
Derivative assets not designated as hedges:
Foreign currency forward contracts	8	20	Other Current Assets
Derivative liabilities not designated as hedges:
Foreign currency forward contracts	13	8	Other Current Liabilities
Interest rate locks	—	9	Other Current Liabilities
Cross-currency swap contracts	33	27	Other Liabilities

8.	Income Taxes

For the three months ended March 31, 2012, we had a tax provision of $137 million on income before taxes of $267 million. Our tax provision for the three months ended March 31, 2012 includes discrete tax expense items of $40 million, primarily related to increases in reserves for unrecognized tax benefits and changes in prior year estimates, which increased our effective tax rate for the period to 51.3%. The discrete tax expense items for the three months ended March 31, 2012 include $36 million related to prior periods. A significant portion of this amount relates to management estimates regarding unrecognized tax benefits, which may be subject to change as the estimates are further developed. The impact of these amounts is not material to any individual prior period.

For the three months ended March 31, 2011, we had a tax provision of $46 million on income before taxes of $85 million. Our tax provision for the three months ended March 31, 2011 includes tax benefits of $6 million related to certain prior period expenses for which a benefit could not be recorded in the prior periods.

WEATHERFORD INTERNATIONAL LTD. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

9.	Shareholders’ Equity

The following summarizes our shareholders’ equity activity for the three months ended March 31, 2012 and 2011:

	Issued Shares	Capital In Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Shares	Noncontrolling Interests	Total Shareholders’ Equity
	(In millions)
Balance at December 31, 2010	$761	$4,702	$4,094	$199	$(563)	$67	$9,260
Net Income	—	—	37	—	—	2	39
Other Comprehensive Income	—	—	—	182	—	—	182
Dividends Paid to Noncontrolling Interests	—	—	—	—	—	(5)	(5)
Equity Awards Granted, Vested and Exercised	—	10	—	—	1	—	11
Other	2	(2)	1	—	—	1	2

Balance at March 31, 2011	$763	$4,710	$4,132	$381	$(562)	$65	$9,489

Balance at December 31, 2011	$769	$4,824	$4,352	$70	$(483)	$21	$9,553
Net Income	—	—	123	—	—	7	130
Other Comprehensive Income	—	—	—	182	—	—	182
Dividends Paid to Noncontrolling Interests	—	—	—	—	—	(7)	(7)
Equity Awards Granted, Vested and Exercised	—	7	—	—	4	—	11
Other	6	58	—	—	—	—	64

Balance at March 31, 2012	$775	$4,889	$4,475	$252	$(479)	$21	$9,933

At December 31, 2011, warrants were outstanding to purchase up to 8.6 million of our shares at a price of $15.00 per share and were exercisable until February 28, 2012. On February 28, 2012, 4.3 million of these warrants were exercised through physical delivery of shares in exchange for $65 million, and the remaining 4.3 million of these warrants were exercised through net share settlement resulting in the issuance of 494,000 shares.

10.	Earnings Per Share

Basic earnings per share for all periods presented equals net income divided by the weighted average number of our shares outstanding during the period. Diluted earnings per share is computed by dividing net

WEATHERFORD INTERNATIONAL LTD. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

income by the weighted average number of our shares outstanding during the period, adjusted for the dilutive effect of our stock options, restricted shares, performance units and warrants. Our diluted earnings per share calculation excludes three million potential shares for the three months ended March 31, 2012, and one million potential shares for the three months ended March 31, 2011, due to their anti-dilutive effect.

The following reconciles basic and diluted weighted average of shares outstanding:

	Three Months Ended March 31,
	2012	2011
	(In millions)
Basic weighted average shares outstanding	760	748
Dilutive effect of:
Stock options, restricted shares and performance units	5	6
Warrants	1	4

Diluted weighted average shares outstanding	766	758

11.	Share-Based Compensation

We recognized the following employee share-based compensation expense during the three months ended March 31, 2012 and 2011:

	Three Months Ended March 31,
	2012	2011
	(In millions)
Share-based compensation	$22	$23
Related tax benefit	8	8

During the three months ended March 31, 2012, we issued approximately one million performance units, which will vest with continued employment and if the Company meets certain market-based performance goals. The performance units have a weighted-average grant date fair value of $21.52 per share based on the Monte Carlo simulation method. As of March 31, 2012, there was $35 million of unrecognized compensation related to our performance units. This cost is expected to be recognized over a weighted average period of two years.

During the three months ended March 31, 2012, we also granted one million restricted share awards at a weighted average grant date fair value of $16.49 per share. As of March 31, 2012, there was $81 million of unrecognized compensation cost related to all of our unvested restricted share grants. This cost is expected to be recognized over a weighted average period of two years.

WEATHERFORD INTERNATIONAL LTD. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

12.	Retirement and Employee Benefit Plans

We have defined benefit pension and other postretirement benefit plans covering certain employees. The components of net periodic benefit cost for the three months ended March 31, 2012 and 2011 were as follows:

	Three Months Ended March 31,
	2012		2011
	United States	Non U.S.	United States	Non U.S.
	(In millions)
Service cost	$—	$2	$—	$2
Interest cost	1	2	1	2
Expected return on plan assets	—	(1)	—	(1)

Net periodic benefit cost	$1	$3	$1	$3

As previously disclosed in our financial statements for the year ended December 31, 2011, we expected to contribute less than $1 million in the U.S. and approximately $9 million internationally to our pension and other post-retirement benefit plans during 2012. As of March 31, 2012, we have contributed approximately $5 million to these plans.

13.	Segment Information

Financial information by segment is summarized below. Revenues are attributable to countries based on the ultimate destination of the sale of products or performance of services.

	Three Months Ended March 31, 2012
	Net Operating Revenues	Income from Operations	Depreciation and Amortization
	(In millions)
North America	$1,754	$359	$95
Middle East/North Africa/Asia	605	48	83
Europe/SSA/FSU	569	60	63
Latin America	671	87	55

	3,599	554	296
Corporate and Research and Development	—	(126)	5
Other (a)	—	(32)	—

Total	$3,599	$396	$301

	Three Months Ended March 31, 2011
	Net Operating Revenues	Income from Operations	Depreciation and Amortization
	(In millions)
North America	$1,360	$283	$88
Middle East/North Africa/Asia	576	10	82
Europe/SSA/FSU	510	40	56
Latin America (b)	410	21	46

	2,856	354	272
Corporate and Research and Development	—	(116)	5
Other (c)	—	(21)	—

Total	$2,856	$217	$277

WEATHERFORD INTERNATIONAL LTD. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

(a)	Three months ended March 31, 2012 includes $30 million for severance and exit costs as well as $2 million in legal and professional fees incurred in connection with our on-going investigations.
(b)	The three months ended March 31, 2011 was negatively impacted by a $16 million charge due to an equity tax enacted in Colombia.
(c)	The three months ended March 31, 2011 includes $11 million for severance, $9 million in connection with the termination of a corporate consulting contract and $1 million for legal and professional fees incurred in connection with our on-going investigations.

Early in 2011, our operations in Libya were disrupted by civil unrest. Most employees were evacuated and steps were taken to safeguard assets within the country. Due to the on-going hostilities, we were unable to physically verify the existence or condition of the majority of our assets in country for most of 2011 and the information available to us about those assets evolved during the year. Additionally, due to international sanctions against all entities affiliated with the Libyan government, we were unable to pursue collections of accounts receivable from a significant portion of our Libyan customers. In the fourth quarter, hostilities subsided and limited company personnel were able to re-enter the country. Additionally, we were able to engage in discussions with our customers. Following an examination of our Libyan assets and evaluation of our accounts receivable from Libyan customers, we recognized an expense of $59 million primarily to establish a reserve for receivables, machinery and equipment and inventory in Libya. Our operations in Libya have not resumed. Given our evacuation from the country, it may be difficult, if not impossible, for us to safeguard and recover all of our operating assets; our ability to do so will depend on the local turn of events. At March 31, 2012, we had inventory and property, plant and equipment in Libya with a carrying value of $119 million, as well as $4 million of accounts receivable. We risk loss of assets in any location where hostilities arise and persist. In these areas we also may not be able to perform the work we are contracted to perform, which could lead to forfeiture of performance bonds.

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

The U.S. Department of Commerce, Bureau of Industry & Security, Office of Foreign Assets Control (“OFAC”), DOJ and SEC have undertaken investigations of allegations of improper sales of products and services by the Company and its subsidiaries in certain sanctioned countries. We have cooperated fully with this investigation. We have retained legal counsel, reporting to our audit committee, to investigate these matters. We have been in negotiations with the government agencies to resolve these matters for more than a year, and we believe those negotiations have advanced significantly, but significant uncertainties remain and therefore we cannot yet anticipate the timing, outcome or possible impact of the ultimate resolution of the investigation, financial or otherwise.

In light of these investigations, the U.S. and foreign policy environment and the inherent uncertainties surrounding these countries, we decided in September 2007 to direct our foreign subsidiaries to discontinue

WEATHERFORD INTERNATIONAL LTD. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

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

The DOJ, SEC and other agencies and authorities have a broad range of civil and criminal penalties they may seek to impose against corporations and individuals for violations of trade sanctions laws, the FCPA and other federal statutes including, but not limited to, injunctive relief, disgorgement, fines, penalties and modifications to business practices and compliance programs. In recent years, these agencies and authorities have entered into agreements with, and obtained a range of penalties against, several corporations and individuals in similar investigations, under which civil and criminal penalties were imposed, including in some cases fines and other penalties and sanctions in the tens and hundreds of millions of dollars. These agencies are seeking to impose penalties against us for past conduct, but the ultimate amount of any penalties we may pay currently cannot be reasonably estimated, nor can a range of potential loss be reasonably determined, at this time. Under trade sanctions laws, the DOJ may also seek to impose modifications to business practices, including immediate cessation of all business activities in specific countries or other limitations that decrease our business, and modifications to compliance programs, which may increase compliance costs. Any injunctive relief, disgorgement, fines, penalties, sanctions or imposed modifications to business practices resulting from these investigations could adversely affect our results of operations, and the cost of our investigations have been significant. In addition, our historical activities in sanctioned countries, such as Sudan and Iran, could result in certain investors, such as government-sponsored pension funds, divesting of or not investing in, our shares. Based on available information, we cannot predict what, if any, actions the DOJ, SEC or other authorities will take in our situation or the effect any such actions will have on our consolidated financial position or results of operations. To the extent we violated trade sanctions laws, the FCPA, or other laws or regulations, fines and other penalties may be imposed. Because these matters are now pending before the indicated agencies, and we currently cannot reasonably estimate the ultimate amount of any penalties we may pay, there can be no assurance that actual fines or penalties, if any, will not have a material adverse effect on our business, financial condition, liquidity or results of operations.

Through March 31, 2012, we have incurred $43 million for costs in connection with our exit from sanctioned countries and incurred $125 million for legal and professional fees in connection with complying with and conducting these on-going investigations.

In addition, the SEC and the DOJ are investigating the circumstances surrounding the material weakness in the Company’s internal controls over financial reporting for income taxes that was disclosed on Forms 12b-25 and 8-K on March 1, 2011 and February 21, 2012, respectively, and the related restatements of our historical financial statements. We are cooperating with the government investigation.

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

In February 2012, the Court in which the consolidated Multidistrict Litigation is pending dismissed all claims against Weatherford, finding that there was no evidence that the Weatherford equipment used in the Macondo well was defective or that any actions or inactions by Weatherford caused or contributed to the cause of the blowout and oil spill. Subsequent to these claims being dismissed, new claims were brought against the Company, and may continue to be brought against the Company, in Federal District Court. These claims have been, and we expect that they will continue to be, consolidated into the Multidistrict Litigation. We expect such new claims will also be dismissed. Additionally, claims brought against us in state court, which have not been consolidated in the Multidistrict Litigation, are still pending. We cannot predict whether or not those claims will proceed against Weatherford. However, given the dismissal of the claims against us in the Multidistrict Litigation and the June 2011 indemnification agreement with BP, we do not believe that we have any material exposure with regard to these remaining claims. Additional lawsuits could be filed in the future relating to the Macondo incident.

Additionally, we are cooperating fully with the investigations of the accident initiated by various agencies of the U.S. government and, to the extent requested, have responded to several subpoenas, information and document requests and requests for testimony of employees.

WEATHERFORD INTERNATIONAL LTD. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Shareholder Litigation

In 2010, shareholders filed suit in Weatherford’s name against those directors in place before June 2010 and certain current and former members of management relating to the U.S. government and internal investigations disclosed above and in our SEC filings since 2007. Separately, in 2011 and 2012, shareholders filed suit relating to the material weakness in the Company’s internal controls over financial reporting for income taxes that was disclosed on Forms 12b-25 and 8-K filed on March 1, 2011 and February 21, 2012, respectively, and the related restatement of historical financial statements. These suits name the Company as well as current and former members of management and our directors. We cannot predict the ultimate outcome of these claims.

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

15.	New Accounting Pronouncements

In May 2011, the Financial Accounting Standards Board (“FASB”) issued new guidance to achieve common fair value measurement and disclosure requirements between U.S. Generally Accepted Accounting Principles and International Financial Reporting Standards. This new guidance amends current fair value measurement and disclosure guidance to include increased transparency around valuation inputs and investment categorization. This new guidance is effective for fiscal years and interim periods beginning after December 15, 2011. Our adoption of the new guidance did not impact our consolidated financial position, results of operations or cash flows, although it did require additional fair value disclosures.

In June 2011, the FASB issued new guidance on the presentation of comprehensive income. The new guidance allows an entity to present components of net income and other comprehensive income in one continuous statement, referred to as the statement of comprehensive income, or in two separate, but consecutive statements. The new guidance eliminates the current option to report other comprehensive income and its components in the statement of changes of shareholders’ equity. While the new guidance changes the presentation of comprehensive income, there are no changes to the components that are recognized in net income or other comprehensive income under current accounting guidance. In December 2011, the FASB modified the June guidance to defer the requirement that companies present reclassification adjustments for each component of Accumulated Other Comprehensive Income (Loss) in both net income and other comprehensive income. This guidance, with the exception of the deferral, is effective for fiscal years and interim periods beginning after December 15, 2011. Our adoption of the new guidance did not impact on our consolidated financial position, results of operations or cash flows. Consistent with the guidance we have presented comprehensive income and the components of comprehensive income in a separate statement that immediately follows the condensed consolidated statements of operations.

WEATHERFORD INTERNATIONAL LTD. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

16.	Subsequent Events

On April 4, 2012, we completed a $1.3 billion long-term debt offering comprised of (1) $750 million of 4.5% Senior Notes due 2022 and (2) $550 million of 5.95% Senior Notes due 2042. The net proceeds from this offering were used to repay short-term indebtedness under our commercial paper program and for general corporate purposes.

On April 16, 2012, we increased the size of our commercial paper program to $2.25 billion from $1.5 billion. From time to time, we use the commercial paper program to issue short-term, unsecured notes. Our commercial paper issuances are supported by the Credit Agreement.

17.	Condensed Consolidating Financial Statements

A Swiss joint-stock company named Weatherford International Ltd. is the ultimate parent of the Weatherford group (“Weatherford Switzerland”). The Parent guarantees the obligations of Weatherford International Ltd., which is incorporated in Bermuda (“Weatherford Bermuda”) and Weatherford International, Inc., which is incorporated in Delaware (“Weatherford Delaware”), noted below.

The following obligations of Weatherford Delaware were guaranteed by Weatherford Bermuda at March 31, 2012 and December 31, 2011: (1) the 5.95% Senior Notes, (2) the 6.35% Senior Notes and (3) the 6.80% Senior Notes.

The following obligations of Weatherford Bermuda were guaranteed by Weatherford Delaware at March 31, 2012 and December 31, 2011: (1) the revolving credit facility, (2) the 4.95% Senior Notes, (3) the 5.50% Senior Notes, (4) the 6.50% Senior Notes, (5) the 5.15% Senior Notes, (6) the 6.00% Senior Notes, (7) the 7.00% Senior Notes, (8) the 9.625% Senior Notes, (9) the 9.875% Senior Notes, (10) the 5.125% Senior Notes and (11) the 6.75% Senior Notes.

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

WEATHERFORD INTERNATIONAL LTD. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Condensed Consolidating Balance Sheet

March 31, 2012

(unaudited)

(In millions)

	Weatherford Switzerland	Weatherford Bermuda	Weatherford Delaware	Other Subsidiaries	Eliminations	Consolidation
Current Assets:
Cash and Cash Equivalents	$—	$—	$3	$336	$—	$339
Other Current Assets	6	9	120	7,632	(53)	7,714

Total Current Assets	6	9	123	7,968	(53)	8,053

Equity Investments in Affiliates	10,155	16,404	7,501	10,484	(44,544)	—
Shares Held in Parent	—	—	77	401	(478)	—
Intercompany Receivables, Net	—	1,354	79	—	(1,433)	—
Other Non-current Assets	19	35	68	13,698	—	13,820

Total Assets	$10,180	$17,802	$7,848	$32,551	$(46,508)	$21,873

Current Liabilities:
Short-term Borrowings and Current Portion of Long-term Debt	$—	$1,587	$292	$23	$—	$1,902
Accounts Payable and Other Current Liabilities	16	27	—	2,940	(53)	2,930

Total Current Liabilities	16	1,614	292	2,963	(53)	4,832
Long-term Debt	—	4,867	1,041	81	—	5,989
Intercompany Payables, Net	252	—	—	1,181	(1,433)	—
Other Non-current Liabilities	—	81	35	1,003	—	1,119

Total Liabilities	268	6,562	1,368	5,228	(1,486)	11,940

Weatherford Shareholders’ Equity	9,912	11,240	6,480	27,302	(45,022)	9,912
Noncontrolling Interests	—	—	—	21	—	21

Total Liabilities and Shareholders’ Equity	$10,180	$17,802	$7,848	$32,551	$(46,508)	$21,873

WEATHERFORD INTERNATIONAL LTD. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Condensed Consolidating Balance Sheet

December 31, 2011

(In millions)

	Weatherford Switzerland	Weatherford Bermuda	Weatherford Delaware	Other Subsidiaries	Eliminations	Consolidation
Current Assets:
Cash and Cash Equivalents	$—	$—	$—	$371	$—	$371
Other Current Assets	3	16	19	7,290	—	7,328

Total Current Assets	3	16	19	7,661	—	7,699

Equity Investments in Affiliates	9,863	16,164	7,275	10,484	(43,786)	—
Shares Held in Parent	—	—	82	401	(483)	—
Intercompany Receivables, Net	—	1,324	162	—	(1,486)	—
Other Non-current Assets	20	37	88	13,341	—	13,486

Total Assets	$9,886	$17,541	$7,626	$31,887	$(45,755)	$21,185

Current Liabilities:
Short-term Borrowings and Current Portion of Long-Term Debt	$—	$1,005	$292	$23	$—	$1,320
Accounts Payable and Other Current Liabilities	10	133	—	2,750	—	2,893

Total Current Liabilities	10	1,138	292	2,773	—	4,213
Long-term Debt	—	5,163	1,046	77	—	6,286
Intercompany Payables, Net	344	—	—	1,142	(1,486)	—
Other Non-current Liabilities	—	80	47	1,006	—	1,133

Total Liabilities	354	6,381	1,385	4,998	(1,486)	11,632

Weatherford Shareholders’ Equity	9,532	11,160	6,241	26,868	(44,269)	9,532
Noncontrolling Interests	—	—	—	21	—	21

Total Liabilities and Shareholders’ Equity	$9,886	$17,541	$7,626	$31,887	$(45,755)	$21,185

‘

WEATHERFORD INTERNATIONAL LTD. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Condensed Consolidating Statements of Comprehensive Income

Three Months Ended March 31, 2012

(unaudited)

(In millions)

	Weatherford Switzerland	Weatherford Bermuda	Weatherford Delaware	Other Subsidiaries	Eliminations	Consolidation
Revenues	$—	$—	$—	$3,599	$—	$3,599
Costs and Expenses	(16)	2	(1)	(3,188)	—	(3,203)

Operating Income (Loss)	(16)	2	(1)	411	—	396

Other Income (Expense):
Interest Income (Expense), Net	—	(89)	(19)	(4)	—	(112)
Intercompany Charges, Net	(1)	8	25	(32)	—	—
Equity in Subsidiary Income (Loss)	140	279	228	—	(647)	—
Other, Net	—	(37)	—	20	—	(17)

Income (Loss) Before Income Taxes	123	163	233	395	(647)	267
Provision for Income Taxes	—	—	(2)	(135)	—	(137)

Net Income (Loss)	123	163	231	260	(647)	130
Noncontrolling Interests	—	—	—	(7)	—	(7)

Net Income (Loss) Attributable to Weatherford	$123	$163	$231	$253	$(647)	$123

Comprehensive Income Attributable to Weatherford	$123	$164	$231	$434	$(647)	$305

WEATHERFORD INTERNATIONAL LTD. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Condensed Consolidating Statements of Comprehensive Income

Three Months Ended March 31, 2011

(unaudited)

(In millions)

	Weatherford Switzerland	Weatherford Bermuda	Weatherford Delaware	Other Subsidiaries	Eliminations	Consolidation
Revenues	$—	$—	$—	$2,856	$—	$2,856
Costs and Expenses	(21)	(1)	(1)	(2,616)	—	(2,639)

Operating Income (Loss)	(21)	(1)	(1)	240	—	217

Other Income (Expense):
Interest Income (Expense), Net	—	(87)	(24)	(2)	—	(113)
Intercompany Charges, Net	—	—	33	(33)	—	—
Equity in Subsidiary Income (Loss)	59	232	199	—	(490)	—
Other, Net	—	(50)	—	31	—	(19)

Income (Loss) from Before Income Taxes	38	94	207	236	(490)	85
Provision for Income Taxes	(1)	—	3	(48)	—	(46)

Net Income (Loss)	37	94	210	188	(490)	39
Noncontrolling Interests	$—	$—	$—	$(2)	$—	$(2)

Net Income (Loss) Attributable to Weatherford	$37	$94	$210	$186	$(490)	$37

Comprehensive Income Attributable to Weatherford	$37	$95	$210	$367	$(490)	$219

WEATHERFORD INTERNATIONAL LTD. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Condensed Consolidating Statement of Cash Flows

Three Months Ended March 31, 2012

(unaudited)

(In millions)

	Weatherford Switzerland	Weatherford Bermuda	Weatherford Delaware	Other Subsidiaries	Eliminations	Consolidation
Cash Flows from Operating Activities:
Net Income (Loss)	$123	$163	$231	$260	$(647)	$130
Adjustments to Reconcile Net Income (Loss) to Net Cash Provided (Used) by Operating Activities:
Charges from Parent or Subsidiary	1	(8)	(25)	32	—	—
Equity in (Earnings) Loss of Affiliates	(140)	(279)	(228)	—	647	—
Deferred Income Tax Benefit	—	—	(19)	(2)	—	(21)
Other Adjustments	8	(137)	(155)	311	—	27

Net Cash Provided (Used) by Operating Activities	(8)	(261)	(196)	601	—	136

Cash Flows from Investing Activities:
Capital Expenditures for Property, Plant and Equipment	—	—	—	(514)	—	(514)
Acquisitions of Businesses, Net of Cash Acquired	—	—	—	(12)	—	(12)
Acquisition of Intellectual Property	—	—	—	(3)	—	(3)
Acquisition of Equity Investments in Unconsolidated Affiliates	—	—	—	—	—	—
Proceeds from Sale of Assets and Businesses, Net	—	—	—	5	—	5
Capital Contribution to Subsidiary	—	—	—	—	—	—
Other Investing Activities	—	—	—	—	—	—

Net Cash Provided (Used) by Investing Activities	—	—	—	(524)	—	(524)

Cash Flows from Financing Activities:
Borrowings (Repayments) Short-term Debt, Net	—	288	—	(37)	—	285
Borrowings (Repayments) Long-term Debt, Net	—	—	(6)	7	—	1
Borrowings (Repayments) Between Subsidiaries, Net	8	(27)	205	(186)	—	—
Proceeds from Capital Contribution	—	—	—	—	—	—
Other, Net	—	—	—	67	—	67

Net Cash Provided (Used) by Financing Activities	8	(261)	199	(115)	—	353

Effect of Exchange Rate Changes on Cash and Cash Equivalents	—	—	—	3	—	3

Net Increase (Decrease) in Cash and Cash Equivalents	—	—	3	(35)	—	(32)
Cash and Cash Equivalents at Beginning of Year	—	—	—	371	—	371

Cash and Cash Equivalents at End of Year	$—	$—	$3	$336	$—	$339

WEATHERFORD INTERNATIONAL LTD. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Condensed Consolidating Statement of Cash Flows

Three Months Ended March 31, 2011

(unaudited)

(In millions)

	Weatherford Switzerland	Weatherford Bermuda	Weatherford Delaware	Other Subsidiaries	Eliminations	Consolidation
Cash Flows from Operating Activities:
Net Income (Loss)	$37	$94	$210	$188	$(490)	$39
Adjustments to Reconcile Net Income (Loss) to Net Cash Provided (Used) by Operating Activities:
Charges from Parent or Subsidiary	—	—	(33)	33	—	—
Equity in (Earnings) Loss of Affiliates	(59)	(232)	(199)	—	490	—
Deferred Income Tax Benefit	—	—	(3)	(1)	—	(4)
Other Adjustments	9	(98)	26	(145)	—	(208)

Net Cash Provided (Used) by Operating Activities	(13)	(236)	1	75	—	(173)

Cash Flows from Investing Activities:
Capital Expenditures for Property, Plant and Equipment	—	—	—	(356)	—	(356)
Acquisitions of Businesses, Net of Cash Acquired	—	—	—	(15)	—	(15)
Acquisition of Intellectual Property	—	—	—	(3)	—	(3)
Acquisition of Equity Investments in Unconsolidated Affiliate	—	—	—	(7)	—	(7)
Proceeds from Sale of Assets and Businesses, Net	—	—	—	2	—	2

Net Cash Provided (Used) by Investing Activities	—	—	—	(379)	—	(379)

Cash Flows from Financing Activities:
Borrowings (Repayments) Short-term Debt, Net	—	385	—	—	—	385
Borrowings (Repayments) Long-term Debt, Net	—	—	(4)	(1)	—	(5)
Borrowings (Repayments) Between Subsidiaries, Net	13	(262)	(4)	253	—	—

Net Cash Provided (Used) by Financing Activities	13	123	(8)	252	—	380

Effect of Exchange Rate on Cash and Cash Equivalents	—	—	—	5	—	5

Net Increase (Decrease) in Cash and Cash Equivalents	—	(113)	(7)	(47)	—	(167)
Cash and Cash Equivalents at Beginning of Year	—	113	12	291	—	416

Cash and Cash Equivalents at End of Year	$—	$—	$5	$244	$—	$249

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Our Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) begins with an executive level overview, which provides a general description of our company today, a synopsis of industry market trends, insight into management’s perspective of the opportunities and challenges we face and our outlook for the remainder of 2012. Next, we analyze the results of our operations for the three months ended March 31, 2012 and 2011, including the trends in our business and review our liquidity and capital resources. We conclude with a discussion of our critical accounting policies and estimates and a summary of recently issued accounting pronouncements. The “Company,” “we,” “us” and “our” refer to Weatherford International Ltd., a Swiss joint-stock corporation.

The following discussion should be read in conjunction with our financial statements included with this report and our financial statements and related MD&A for the year ended December 31, 2011 included in our Annual Report on Form 10-K. Our discussion includes various forward-looking statements about our markets, the demand for our products and services and our future results. These statements are based on certain assumptions we consider reasonable. For information about these assumptions, you should refer to the section entitled “Forward-Looking Statements.”

Overview

General

Our principal business is to provide equipment and services to the oil and natural gas exploration and production industry both on land and offshore, through our product and service line groups 1) Formation Evaluation and Well Construction and 2) Completion and Production.

•	Formation Evaluation and Well Construction includes: Drilling Services, Well Construction, Integrated Drilling, Wireline and Evaluation Services, Drilling Tools and Re-entry and Fishing

•	Completion and Production includes: Artificial Lift Systems, Stimulation and Chemicals, Completion Systems and Pipeline and Specialty Services

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

We conduct operations in approximately 100 countries and have service and sales locations in nearly all of the oil and natural gas producing regions in the world. Our operational performance is segmented and reviewed on a geographic basis and we report the following regions as separate, distinct reporting segments: (1) North America; (2) Latin America; (3) Europe/SSA/FSU; and (4) Middle East/North Africa/Asia.

Industry Trends

Changes in the current price and expected future prices of oil and natural gas influence the level of energy industry spending. Changes in expenditures result in an increased or decreased demand for our products and services. Rig count is an indicator of the level of spending for the exploration for and production of oil and natural gas reserves.

The following chart sets forth certain statistics that reflect historical market conditions:

	WTI Oil (a)	Henry Hub Gas (b)	North American Rig Count (c)	International Rig Count (c)
March 31, 2012	$103.02	$2.13	2,574	1,189
December 31, 2011	98.83	2.99	2,481	1,188
March 31, 2011	106.72	4.39	2,282	1,166

(a)	Price per barrel as of March 31 and December 31 – Source: Thomson Reuters
(b)	Price per MM/BTU as of March 31 and December 31 – Source: Thomson Reuters
(c)	Average rig count for the applicable quarter – Source: Baker Hughes Rig Count

Oil prices increased during the first three months of 2012, ranging from a low of $96.36 per barrel in early February to a high of $109.77 per barrel at the end of February. Natural gas prices decreased during the first three months of 2012 and ranged from a high of $3.10 MM/BTU in early January to a low of $2.13 MM/BTU at the end of March. Factors influencing oil and natural gas prices during the period include hydrocarbon inventory levels, realized and expected economic growth, realized and expected levels of hydrocarbon demand, levels of spare production capacity within the Organization of Petroleum Exporting Countries (“OPEC”), weather and geopolitical uncertainty.

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

The level of improvement in our businesses in 2012 will continue to depend heavily on pricing and volume increases, our control of costs and our ability to further penetrate existing markets with our younger technologies, as well as our ability to successfully introduce these technologies to new markets.

For 2012, we maintain a positive outlook with respect to increases in North American revenue and profitability. Assuming a flat rig count, we expect 2012 revenue and operating income to increase modestly compared to 2011. We believe the predominance of oil activity in Canada and the strength of oil-based activity in the United States will more than offset likely declines in natural gas related activity. As a result, our artificial lift, production optimization, formation evaluation, open hole completion and wireline product lines should show meaningful growth compared to 2011. However, in our stimulation and chemicals product lines, we anticipate comparative weakness and a correction due to low barriers to entry, rapid expansion of capacity, a migration from natural gas activity to oil activity and improvements in stimulation efficiency.

Internationally, our outlook remains positive. Latin America has a solid backlog that should result in increases in revenue and profitability driven by continuous progress in several countries. Growth in our Europe/SSA/FSU region will be driven by revenue and profitability improvements expected in Russia and also in Europe and the Caspian. Our Middle East/ North Africa operation should show an improvement in the second half of the year due to the expected completion of certain lower margin contracts and the start of new contracts, primarily in Saudi Arabia and Kuwait; however, we expect the improvement in North Africa late in the year. We anticipate revenue and profitability growth in Asia will be driven by a strong backlog in China and Australia.

Results of Operations

The following charts contain selected financial data comparing our consolidated and segment results from operations for the three months ended March 31, 2012 and 2011:

	Three Months Ended March 31,
	2012	2011
	(In millions, except percentages and per share data)
Revenues:
North America	$1,754	$1,360
Middle East/North Africa/Asia	605	576
Europe/SSA/FSU	569	510
Latin America	671	410

	3,599	2,856
Operating Income (Loss):
North America	359	283
Middle East/North Africa/Asia	48	10
Europe/SSA/FSU	60	40
Latin America	87	21
Research and Development	(62)	(60)
Corporate	(64)	(56)
Severance, Exit and Other Adjustments	(32)	(21)

	396	217
Interest Expense, Net	(112)	(113)
Other, Net	(17)	(19)
Effective Tax Rate	51.3%	53.7%
Net Income per Diluted Share	$0.16	$0.05
Depreciation and Amortization	301	277

Revenues

The following chart contains consolidated revenues by product line for the three months ended March 31, 2012 and 2011:

	2012	2011
Formation Evaluation and Well Construction	57%	60%
Completion and Production	43%	40%

	100%	100%

Consolidated revenues increased $743 million, or 26%, in the first quarter of 2012 as compared to the first quarter of 2011. This increase outpaced the 9% increase in average rig count over the comparable period. North America revenue increased $394 million, or 29%, in the first quarter of 2012 compared to the same quarter of the prior year. International revenues increased $349 million, or 23%, in the first quarter of 2012 as compared to the first quarter of 2011. Our artificial lift systems, drilling services, and completions product lines were the strongest contributors to the increase over the year-ago period.

Operating Income

Consolidated operating income increased $179 million or 83%, in the first quarter of 2012 as compared to the first quarter of 2011. Our operating segments contributed $200 million of incremental operating income during the current quarter as compared to the same quarter of the prior year. Severance, exit and other adjustments during the first quarter of 2012 increased $11 million as compared to the first quarter of 2011.

Severance, exit and other adjustments during the three months ended March 31, 2012 include (1) $30 million for severance and exit costs as well as (2) $2 million in legal and professional fees incurred in connection with our on-going investigations.

Severance, exit and other adjustments during the three months ended March 31, 2011 include (1) $11 million for severance, (2) $9 million charge incurred in connection with the termination of corporate consulting contract and (3) $1 million in legal and professional fees incurred in connection with our on-going investigations.

Interest Expense, Net

Interest expense, net was flat in the first quarter of 2012 as compared to the same period of the prior year.

Income Taxes

For the three months ended March 31, 2012, we had a tax provision of $137 million on income before taxes of $267 million. Our tax provision for the three months ended March 31, 2012 includes discrete tax expense items of $40 million, primarily related to increases in reserves for unrecognized tax benefits and changes in prior year estimates, which increased our effective tax rate for the period to 51.3%. The discrete tax expense items for the three months ended March 31, 2012 include $36 million related to prior periods. A significant portion of this amount relates to management estimates regarding unrecognized tax benefits, which may be subject to change as the estimates are further developed. The impact of these amounts is not material to any individual prior period.

For the three months ended March 31, 2011, we had a tax provision of $46 million on income before taxes of $85 million. Our tax provision for the three months ended March 31, 2011 includes tax benefits of $6 million related to certain prior period expenses for which a benefit could not be recorded in the prior periods.

Segment Results

North America

North American revenues increased $394 million, or 29%, in the first quarter of 2012, as compared to the first quarter of 2011. This increase outpaced the 13% increase in average North American rig count over the comparable period. Revenues from our well construction, artificial lift, completions and drilling services product lines were the strongest contributors to the year-over-year increase.

Operating income increased $76 million, or 27%, in the first quarter of 2012, as compared to the first quarter of the prior year. Operating margins decreased 30 basis points to 20.5% for the first three months of 2012, compared to 20.8% for the first three months of 2011.

Middle East/North Africa/Asia

Middle East/North Africa/Asia revenues increased $29 million, or 5%, in the first quarter of 2012, as compared to the first quarter of 2011. Our pipeline and specialty services product line was the strongest contributors to the increase in revenue.

Operating income increased $38 million, or 380%, during the first quarter of 2012, compared to the same quarter of the prior year. Operating margins were 7.9% in the first quarter of 2012 and 1.7% in the first quarter of 2011. In 2011, political disruptions in the Middle East and North Africa and challenging weather events in Australia and China were large drivers of a year-over-year decrease. The 2012 increase in operating income is in part due to a return of less severe seasonal storms in the Asia Pacific region.

Europe/SSA/FSU

Revenues in our Europe/SSA/FSU segment increased $59 million, or 12%, in the first quarter of 2012, compared to the same quarter of the prior year. The region realized strong performances from our completions, well construction and integrated drilling services lines in the current quarter as compared to the same period of the prior year.

Operating income increased $20 million, or 50%, in the first quarter of 2012, as compared to the same quarter of 2011. Operating margins were 10.5% in the first quarter of 2012 and 7.8% in the first quarter of 2011. The increase in operating income and margins was due to an abatement noted in the increased fuel and transportation costs in Russia, relative to the prior year quarter and the anticipated realization of our strong backlog in integrated drilling, wireline, completion and artificial lift.

Latin America

Revenues in our Latin America segment increased $261 million or 64%, in the first quarter of 2012, as compared to the same quarter of the prior year.

Operating income increased $66 million, or 314%, for the three months ended March 31, 2012, over the comparable period of the prior year. Operating margins increased from 5.1% for the first quarter of 2011 to 13.0% for the first quarter of 2012. The prior year quarter’s operating income was negatively impacted by a $16 million charge due to an equity tax enacted in Colombia.

Liquidity and Capital Resources

Sources of Liquidity

Our sources of available liquidity include cash and cash equivalent balances, cash generated from operations, commercial paper and committed bank lines of credit. We also historically have accessed banks for short-term loans from uncommitted borrowing arrangements and the capital markets with debt, equity and convertible bond offerings. From time to time we may enter into transactions to factor accounts receivable or dispose of businesses or capital assets that are no longer core to our long-term growth strategy.

Committed Borrowing Facilities

We maintain a $2.25 billion unsecured, revolving credit agreement (the “Credit Agreement”) with JPMorgan Chase Bank, N.A., as administrative agent. The Credit Agreement has a scheduled maturity date of July 13, 2016 and can be used for a combination of borrowings, support for our commercial paper program and issuances of letters of credit. This agreement requires us to maintain a debt-to-capitalization ratio of less than 60%. We are in compliance with these covenants at March 31, 2012.

The following is a recap of our availability under our committed borrowing facility at March 31, 2012 (in millions):

Facilities	$2,250
Less:
Amount drawn	—
Commercial paper	1,284
Letters of credit	82

Availability	$884

On April 16, 2012, we increased the size of our commercial paper program to $2.25 billion from $1.5 billion. From time to time, we use the commercial paper program to issue short-term, unsecured notes. Our commercial paper issuances are supported by the Credit Agreement.

On April 4, 2012, we completed a $1.3 billion long-term debt offering comprised of (1) $750 million of 4.5% Senior Notes due 2022 and (2) $550 million of 5.95% Senior Notes due 2042. The net proceeds from this offering were used to repay short-term indebtedness under our commercial paper program and for general corporate purposes.

Cash Requirements

During 2012, we anticipate our cash requirements will include interest payments on our outstanding debt, the repayment of $273 million of senior notes due in the second quarter of 2012, working capital needs and capital expenditures. Our cash requirements may also include opportunistic business acquisitions and an indeterminate amount to settle the governmental investigations described in Note 14 to our condensed consolidated financial statements. Consistent with 2011, we anticipate funding these requirements from cash generated from operations, availability under our Credit Agreement, the issuance of commercial paper and potential proceeds from disposals of businesses or capital assets that are no longer core to our long-term growth strategy.

Capital expenditures for 2012 are projected to be between 10% and 15% of our revenues. The amounts ultimately spent will depend on a number of factors including the type of contracts we enter into, asset availability and our expectations with respect to industry activity levels in 2013. The expenditures are expected to be used primarily to support anticipated near-term growth. Capital expenditures during the three months ended March 31, 2012 were $514 million.

Accounts Receivable Factoring

During the three months ended March 31, 2012, we factored approximately $51 million of accounts receivables under the program we entered into in 2010. We received $47 million in proceeds and recognized a loss of less than one million on these sales. These transactions qualified for sale accounting under the accounting standards and the proceeds received through March 31, 2012 are included in operating cash flows in our Condensed Consolidated Statement of Cash Flows. We did not factor accounts receivables during the three months ended March 31, 2011.

Derivative Instruments

Fair Value Hedges

We may use interest rate swaps to help mitigate exposures related to changes in the fair values of the associated debt. Amounts paid or received upon termination of interest rate swaps accounted for as fair value hedges represent the fair value of the agreements at the time of termination and are recorded as an adjustment to the carrying value of the related debt. These amounts are amortized as a reduction, in the case of gains, or as an increase, in the case of losses, of interest expense over the remaining term of the debt. As of March 31, 2012, we had net unamortized gains of $44 million associated with interest rate swap terminations.

In July 2011, we entered into interest rate swap agreements to pay a variable interest rate and receive a fixed interest rate with an aggregate notional amount of $300 million. These swaps were designated as fair value hedges of our 6.35% Senior Notes. These agreements are determined to be highly effective. The effects of any ineffectiveness were not material to the Condensed Consolidated Statements of Operations as the changes in the fair values of the interest rate swaps offset changes in the fair value of the underlying debt. The aggregate fair value of the interest rate swaps at March 31, 2012 resulted in an asset of $14 million with a corresponding increase to Long-term Debt on the accompanying Condensed Consolidated Balance Sheets.

Cash Flow Hedges

In 2008, we entered into interest rate derivative instruments to hedge projected exposures to interest rates in anticipation of a debt offering. Those hedges were terminated at the time of the issuance of the debt, and the loss on these hedges is being amortized from Accumulated Other Comprehensive Income (Loss) into interest expense over the remaining term of the debt. As of March 31, 2012, we had net unamortized losses of $12 million associated with our cash flow hedge terminations.

Other Derivative Instruments

As of March 31, 2012, we had foreign currency forward contracts with notional amounts aggregating to $756 million. These contracts were entered into to hedge exposure to currency fluctuations in various foreign currencies. The total estimated fair value of these contracts and amounts receivable or owed associated with closed contracts resulted in a net liability of approximately $5 million. These derivative instruments were not designated as hedges and the changes in fair value of the contracts are recorded each period in Other, Net in the accompanying Condensed Consolidated Statements of Operations.

We have cross-currency swaps between the U.S. dollar and Canadian dollar to hedge certain exposures to the Canadian dollar. At March 31, 2012, we had notional amounts outstanding of $168 million. The total estimated fair value of these contracts at March 31, 2012, resulted in a liability of $33 million. These derivative instruments were not designated as hedges and the changes in fair value of the contracts are recorded each period in Other, Net in the accompanying Condensed Consolidated Statements of Operations.

Off Balance Sheet Arrangements

A Swiss joint-stock company named Weatherford International Ltd. is the ultimate parent (“Weatherford Switzerland”) of the Weatherford group and guarantees the obligations of Weatherford International Ltd., which is incorporated in Bermuda (“Weatherford Bermuda”) and Weatherford International, Inc., which is incorporated in Delaware (“Weatherford Delaware”) noted below.

The following obligations of Weatherford Delaware were guaranteed by Weatherford Bermuda at March 31, 2012: (1) the 5.95% Senior Notes, (2) the 6.35% Senior Notes and (3) the 6.80% Senior Notes.

The following obligations of Weatherford Bermuda were guaranteed by Weatherford Delaware at March 31, 2012: (1) the revolving credit facility, (2) the 4.95% Senior Notes, (3) the 5.50% Senior Notes, (4) the 6.50% Senior Notes, (5) the 5.15% Senior Notes, (6) the 6.00% Senior Notes, (7) the 7.00% Senior Notes, (8) the 9.625% Senior Notes, (9) the 9.875% Senior Notes, (10) the 5.125% Senior Notes and (11) the 6.75% Senior Notes.

Letters of Credit

We execute letters of credit and bid and performance bonds in the normal course of business. As of March 31, 2012, we had $692 million of letters of credit and bid and performance bonds outstanding, consisting of $415 million outstanding under various uncommitted credit facilities, $82 million letters of credit outstanding under our committed facilities and $195 million of performance bonds issued by financial sureties against an indemnification from us. These obligations could be called by the beneficiaries should we breach certain contractual or performance obligations. If the beneficiaries were to call the letters of credit under our committed facilities, our available liquidity would be reduced by the amount called.

Critical Accounting Policies and Estimates

Our discussion and analysis of our financial condition and results of operations is based upon our consolidated financial statements. We prepare these financial statements in conformity with U.S. generally accepted accounting principles. As such, we are required to make certain estimates, judgments and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the periods presented. We base our estimates on historical experience, available information and various other assumptions we believe to be reasonable under the circumstances. On an on-going basis, we evaluate our estimates; however, actual results may differ from these estimates under different assumptions or conditions. There have been no material changes or developments in our evaluation of the accounting estimates and the underlying assumptions or methodologies that we believe to be Critical Accounting Policies and Estimates as disclosed in our Form 10-K for the year ended December 31, 2011.

New Accounting Pronouncements

See Note 15 to our condensed consolidated financial statements included elsewhere in this report.

Risk Factors

An investment in our registered shares involves various risks. When considering an investment in our Company, you should consider carefully all of the risk factors described in our most recent Annual Report on Form 10-K, under the heading “Item 1A. Risk Factors” as well as the information below and other information included and incorporated by reference in this report.

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

From time to time, we update the various factors we consider in making our forward-looking statements and the assumptions we use in those statements. However, we undertake no obligation to correct, update or revise any forward-looking statement, whether as a result of new information, future events, or otherwise, except to the extent required under federal securities laws. The following sets forth various assumptions we use in our forward-looking statements, as well as risks and uncertainties relating to those statements. Certain of the risks and uncertainties may cause actual results to be materially different from projected results contained in forward-looking statements in this report and in our other disclosures. These risks and uncertainties include, but are not limited to, those described below under Item 1A – Risk Factors and the following:

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

•

We may be unable to realize our expected revenues from current and future contracts. Our customers, many of whom are national oil companies, often have significant bargaining leverage over us and may elect to cancel or revoke contracts, not renew contracts, modify the scope of contracts or delay contracts, in some cases preventing us from realizing expected revenues and/or profits. The 2011 conflict in Libya and the continued security problems have slowed, and may continue to slow or ultimately prevent, collection of certain accounts receivable generated in Libya. Our projections assume that our customers will honor the contracts we have been awarded and that those contracts and the business that we believe is otherwise substantially firm will result in anticipated revenues in the periods for which they are scheduled.

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

•

Our ability to manage our workforce could affect our projected results. We employ tens of thousands of people on six continents in a multitude of legal jurisdictions with differing labor laws. Our need for human resources varies from time to time and place to place, corresponding largely to global drilling and production activity. In a climate of decreasing demand, we are faced with managing our workforce levels to control costs without impairing our ability to provide services to our customers and in compliance with various local laws. Conversely, in a climate of increasing demand, we are faced with the challenge of recruiting and retaining a skilled workforce at a reasonable cost. Our forward-looking statements assume we will be able to manage, cost effectively, our workforce in all jurisdictions in which we operate in both up cycles and down cycles.

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

•

A downturn in our industry could affect the carrying value of our goodwill. As of March 31, 2012, we had approximately $4.4 billion of goodwill. Our estimates of the value of our goodwill could be reduced in the future as a result of various factors, including market factors, some of which are beyond our control. Our forward-looking statements do not assume any future goodwill impairment. Any reduction in the fair value of our businesses may result in an impairment charge and therefore adversely affect our results.

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

•

U.S. Government and internal investigations could affect our results of operations. We are currently involved in government and internal investigations involving our operations. We are in negotiations with the government agencies to resolve these matters, but we cannot yet anticipate the timing, outcome or possible impact of the ultimate resolution of these investigations, financial or otherwise. The governmental agencies involved in these investigations have a broad range of civil and criminal penalties they may seek to impose against corporations and individuals for violations of trade sanction laws, the Foreign Corrupt Practices Act and other federal statutes including, but not limited to, injunctive relief, disgorgement, fines, penalties and modifications to business practices and compliance programs. In recent years, these agencies and authorities have entered into agreements with, and obtained a range of penalties against, several corporations and individuals in similar investigations, under which civil and criminal penalties were imposed, including in some cases fines and other penalties and sanctions in the tens and hundreds of millions of dollars. These agencies likely will seek to impose penalties of some amount against us for past conduct in several countries, but the ultimate amount of any penalties we may pay currently cannot be reasonably estimated. Under trade sanction laws, the U.S. Department of Justice may also seek to impose modifications to business practices, including immediate cessation of all business activities in specific countries or other limitations that decrease our business, and modifications to compliance programs, which may increase compliance costs. Any injunctive relief, disgorgement, fines, penalties, sanctions or imposed modifications to business practices and the on-going costs resulting from these investigations could adversely affect our results of operations. Through March 31, 2012, we have incurred $43 million for costs in connection with our exit from certain sanctioned countries and incurred $125 million for legal and professional fees in connection with complying with and conducting these on-going investigations. This amount excludes the costs we have incurred to augment and improve our compliance function. We may have additional charges related to these matters in future periods, which costs may include labor claims, contractual claims, penalties assessed by customers, and costs, fines, taxes and penalties assessed by local governments, but we cannot quantify those charges or be certain of the timing of them. In addition, the SEC and Department of Justice are investigating the circumstances surrounding the material weakness in the Company’s internal controls over financial reporting for income taxes that was disclosed on Forms 12b-25 and 8-K on March 1, 2011 and February 21, 2012, respectively, and the related restatements of our historical financial statements. We are cooperating with the government investigations.

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

•

Political disturbances, war, or terrorist attacks and changes in global trade policies could adversely impact our operations. We operate in over 100 countries, and as such are at risk of various types of political activities, including acts of insurrection, war, terrorism, nationalization of assets and changes in trade policies. We have assumed there will be no material political disturbances or terrorist attacks and there will be no material changes in global trade policies that affect our business. In early 2011, our operations in Libya, Algeria, Tunisia, Egypt, and to a lesser extent Yemen and Bahrain were disrupted by political revolutions and uprisings in these countries. Conflict in Libya and lesser political disturbances elsewhere in the Middle East and North Africa regions are ongoing, and our operations in Libya have not resumed. During 2011, these six countries accounted for approximately 3% of our global revenue, down from 6% in 2010. We take steps to secure our personnel and assets in affected areas and resume or continue operations where it is safe for us to do so; our forward-looking statements assume we will do so successfully. In Libya, we evacuated all of our non-Libyan employees and their families shortly after hostilities commenced and we have assumed our operations in Libya will not resume in the remainder of 2012. Given our evacuation from the country, it may be difficult, if not impossible, for us to safeguard and recover all of our operating assets; our ability to do so will depend on the local turn of events. At March 31, 2012, we had inventory and property, plant and equipment in Libya with a carrying value of $119 million, as well as $4 million of accounts receivable. We risk loss of assets in any location where hostilities arise and persist. In these areas we also may not be able to perform the work we are contracted to perform, which could lead to forfeiture of performance bonds. We have assumed that cessation of business activities in other parts of the Middle East and North Africa regions due to political turmoil will be short-lived, that the negative impact on our business will not be material, and that the region will not experience further disruptive political revolution in the near term. However, if political violence were to curtail our activities in other countries in the region from which we derive greater business, such as Saudi Arabia, Iraq and Algeria, and particularly if political activities were to result in prolonged violence or conflict, we may fail to achieve the results reflected in our forward-looking statements.

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

In January 2010, the Venezuelan government announced its intention to devalue its currency and move to a two tier exchange structure. The official exchange rate moved from 2.15 to 2.60 for essential goods and from 2.15 to 4.30 for non-essential goods and services. Our Venezuelan entities maintain the U.S. dollar as their functional currency. In connection with this devaluation, we incurred a charge of $64 million for the remeasurement of our net monetary assets denominated in Venezuelan bolivars at the date of the devaluation, which was not tax deductible in Venezuela. We also recorded a $24 million tax benefit for local Venezuelan income tax purposes related to our net U.S. dollar-denominated monetary liability position in the country. Effective January 1, 2011, the Venezuelan government again modified the fixed rate of exchange, eliminating the two tier structure and establishing 4.30 as the official exchange rate for all goods and services. This modification did not have a material impact to our financial position or results of operations. As of March 31, 2012, we had a net monetary asset position denominated in Venezuelan bolivars of approximately $229 million comprised primarily of cash and accounts receivable. We are continuing to explore opportunities to reduce our exposure but should another devaluation occur in the future, we may be required to take further charges related to the remeasurement of our net monetary asset position. For example, if the Venezuela bolivar devalued by an additional 10% in the future, we would record a devaluation charge of approximately $23 million.

Assets and liabilities of entities for which the functional currency is the local currency are translated into U.S. dollars using the exchange rates in effect at the balance sheet date, resulting in translation adjustments that are reflected in Accumulated Other Comprehensive Income in the shareholders’ equity section on our Condensed Consolidated Balance Sheets. A portion of our net assets are impacted by changes in foreign currencies in relation to the U.S. dollar. We recorded a $181 million adjustment to increase our equity account for the three months ended March 31, 2012, to reflect the change U.S. dollar against various foreign currencies.

As of March 31, 2012, we had foreign currency forward contracts with notional amounts aggregating to $756 million, which were entered into to hedge exposure to currency fluctuations in various foreign currencies. The total estimated fair value of these contracts at March 31, 2012, resulted in a net liability of approximately $5 million. These derivative instruments were not designated as hedges, and the changes in fair value of the contracts are recorded each period in current earnings.

We have cross-currency swaps between the U.S. dollar and Canadian dollar to hedge certain exposures to the Canadian dollar. At March 31, 2012, we had notional amounts outstanding of $168 million. The total estimated fair value of these contracts at March 31, 2012, resulted in a liability of $33 million. These derivative instruments were not designated as hedges and the changes in fair value of the contracts are recorded each period in current earnings.

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

Our long-term borrowings that were outstanding at March 31, 2012 and December 31, 2011, subject to interest rate risk consist of the following:

	March 31, 2012		December 31, 2011
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(In millions)
5.95% Senior Notes due 2012	$273	$275	$273	$279
5.15% Senior Notes due 2013	296	304	297	306
4.95% Senior Notes due 2013	251	263	252	264
5.50% Senior Notes due 2016	356	388	357	386
6.35% Senior Notes due 2017	613	695	613	674
6.00% Senior Notes due 2018	498	565	498	563
9.625% Senior Notes due 2019	1,029	1,310	1,030	1,323
5.125% Senior Notes due 2020	799	860	799	861
6.50% Senior Notes due 2036	596	666	596	680
6.80% Senior Notes due 2037	298	342	298	338
7.00% Senior Notes due 2038	499	555	498	556
9.875% Senior Notes due 2039	247	350	247	350
6.75% Senior Notes due 2040	598	676	598	690

On April 16, 2012, we increased the size of our commercial paper program to $2.25 billion from $1.5 billion. From time to time, we use the commercial paper program to issue short-term, unsecured notes. Our commercial paper issuances are supported by the Credit Agreement.

We have various other long-term debt instruments of $241 million at March 31, 2012, but believe the impact of changes in interest rates in the near term will not be material to these instruments. The carrying value of our short-term borrowings of $1.9 billion at March 31, 2012 approximates their fair value.

As it relates to our variable rate debt, if market interest rates average 1% more for the remainder of 2012 than the rates as of March 31, 2012, interest expense for the remainder of 2012 would increase by less than $10 million. This amount was determined by calculating the effect of the hypothetical interest rate on our variable rate debt. For purposes of this sensitivity analysis, we assumed no changes in our capital structure.

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

In July 2011, we entered into interest rate swap agreements to pay a variable interest rate and receive a fixed interest rate with an aggregate notional amount of $300 million. These swaps were designated as fair value hedges of our 6.35% Senior Notes. These agreements are determined to be highly effective. The effects of any ineffectiveness were not material to the Condensed Consolidated Statements of Operations as the changes in the fair values of the interest rate swaps offset changes in the fair value of the underlying debt. The aggregate fair value of the interest rate swaps at March 31, 2012 resulted in an asset of $14 million with a corresponding increase to Long-term Debt on the accompanying Condensed Consolidated Balance Sheets.

ITEM 4.	CONTROLS AND PROCEDURES

Material Weakness Previously Disclosed

As disclosed in our Annual Report on Form 10-K for the years ended December 31, 2011 and 2010 and each of our Quarterly Reports on Form 10-Q during the year ended December 31, 2011, we previously identified a material weakness in our internal controls over financial reporting for income taxes relating to current taxes payable, certain deferred tax assets and liabilities, reserves for unrecognized tax benefits, and current and deferred tax expense. This material weakness resulted in the restatement of our consolidated financial statements included in our Annual Reports on Form 10-K for both 2011 and 2010. As further disclosed, we took steps during 2011 to remediate this material weakness, including:

•	Engaged third-party tax advisors and consultants to assist with enhancing internal controls over financial reporting for income taxes and developing and implementing a remediation plan;

•

Revised the process for the quarterly and annual tax provisions including additional resources focused on the review and oversight of the tax accounts, reserves for unrecognized tax benefits and preparation of the income tax provision;

•	Began recruitment of various positions within the tax and financial reporting departments and completed the hiring of several newly created positions by the end of 2011;

•	Completed the review and validation of the current and deferred tax balance sheet accounts at significant locations; and

•	Provided income tax accounting training to tax and financial personnel within each region.

Although we designed and implemented certain new internal controls in an effort to remediate the material weakness, we concluded that the material weakness was not remediated as of December 31, 2011. Our processes, procedures and controls and oversight of the tax process were not effective to ensure that amounts related to current taxes payable, certain deferred tax assets and liabilities, reserves for unrecognized tax benefits, the current and deferred income tax expense and related footnote disclosures were accurate. We have concluded that the material weakness has not been remediated as of March 31, 2012.

In light of this material weakness, in preparing our condensed consolidated financial statements as of and for the quarter ended March 31, 2012, we performed additional procedures including reconciliations and analyses designed to ensure that our condensed consolidated financial statements included in this Quarterly Report on Form 10-Q for the quarter ended March 31, 2012 have been prepared in accordance with generally accepted accounting principles.

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

We anticipate the actions to be taken, and resulting process improvements, to generally strengthen our internal control over financial reporting, as well as our disclosure controls and procedure and over time, will address the material weakness noted in 2010 and 2011. However, because certain of the remedial actions have only recently been undertaken and others will occur over the next several months, we will not be able to conclude that the material weakness has been eliminated until, at the earliest, the completion of the 2012 year-end income tax provision.

Evaluation of Disclosure Controls and Procedures

At the end of the period covered by this Quarterly Report on Form 10-Q, we carried out an evaluation under the supervision and with the participation of management, including the Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act of 1934, as amended (“Exchange Act”)). Based upon that evaluation and the evaluation of the previously identified material weakness in our internal controls over financial reporting for income taxes disclosed in our 2011 Form 10-K, our CEO and CFO have concluded our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) were not effective to provide reasonable assurance that the information required to be disclosed in the reports we file and submit under the Exchange Act is recorded, processed, summarized and reported within the time period specified in the Securities and Exchange Commission’s rules and forms and that information relating to us (including our consolidated subsidiaries) required to be disclosed is accumulated and communicated to management, including the CEO and CFO, to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

Our management, including the CEO and CFO, identified no change in our internal control over financial reporting that occurred during our fiscal quarter ended March 31, 2012, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting other than the changes resulting from the income tax remediation activities described above.

PART II. OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

See Note 14 to our condensed consolidated financial statements included elsewhere in this report.

ITEM 1A.	RISK FACTORS

There have been no material changes during the quarter ended March 31, 2012 to the risk factors set forth in Part I, Item 1A in our Annual Report on Form 10-K for the year ended December 31, 2011, filed with the SEC on March 15, 2012.

ITEM 2.	UNREGISTERED SALES OF EQUITY IN SECURITIES AND USE OF PROCEEDS

Under our restricted share plan, employees may elect to have us withhold registered shares to satisfy minimum statutory federal, state and local tax withholding obligations arising on the vesting of restricted stock awards and exercise of options. When we withhold these shares, we are required to remit to the appropriate taxing authorities the market price of the shares withheld, which could be deemed a purchase of shares by us on the date of withholding. During the quarter ended March 31, 2012, we withheld shares to satisfy these tax withholding obligations as follows:

Period	No. of Shares	Average Price
January 1 – January 31, 2012	197,384	$15.23
February 1 – February 28, 2012	145,015	17.16
March 1 – March 31, 2012	186,332	16.70

ITEM 6.	EXHIBITS

Exhibit Number	Description

4.1	Form of Fifth Supplemental Indenture, to be dated April 4, 2012, among Weatherford International Ltd., a Bermuda exempted company, Weatherford International Ltd., a Swiss joint-stock corporation, Weatherford International, Inc., a Delaware corporation, and Deutsche Bank Trust Company Americas (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K (File 1-34258) filed April 4, 2012).

4.2	Form of global note for 4.50% Senior Notes due 2022 (incorporated by reference to Exhibit 4.2 to the Registrant’s Current Report on Form 8-K (File 1-34258) filed April 4, 2012).

4.3	Form of global note for 5.95% Senior Notes due 2042 (incorporated by reference to Exhibit 4.3 to the Registrant’s Current Report on Form 8-K (File 1-34258) filed April 4, 2012).

4.4	Form of guarantee notation (incorporated by reference to Exhibit 4.3 to the Registrant’s Current Report on Form 8-K (File 1-34258) filed April 4, 2012).

*31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

**32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

**32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

**101	The following materials from Weatherford International Ltd.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2012, formatted in XBRL (Extensible Business Reporting Language): (1) the unaudited Condensed Consolidated Balance Sheets, (2) the unaudited Condensed Consolidated Statements of Income, (3) the unaudited Condensed Consolidated Statements of Cash Flows, (4) the unaudited Condensed Consolidated Statements of Comprehensive Income and (5) related notes to the unaudited Condensed Consolidated Financial Statements.

*	Filed with this Form 10-Q
**	Furnished with this Form 10-Q

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Weatherford International Ltd.

By:	/s/ Bernard J. Duroc-Danner
Bernard J. Duroc-Danner
Chief Executive Officer
(Principal Executive Officer)

/s/ John H. Briscoe
John H. Briscoe
Senior Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)

Date: May 8, 2012