Form 10-K/A
period 2011-12-31
Weatherford International Ltd./Switzerland
filed 2012-12-17
CIK 1453090

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

Registrant's telephone number, including area code:
41.22.816.1500
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered

Registered Shares, par value 1.16 Swiss francs per share	New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act:
None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☐     No ☑

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes ☐     No ☑

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☐     No ☑

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☐     No ☑

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

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

As of December 10, 2012, there were 764,754,521 shares of Weatherford registered shares, 1.16 Swiss francs par value per share, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Certain information called for by Items 10, 11, 12, 13 and 14 of Part III of this Annual Report on Form 10-K/A has been incorporated by reference from the registrant's definitive proxy statement for the annual shareholder meeting held on May 23, 2012.

Weatherford International Ltd.
Form 10-K/A for the Year Ended December 31, 2011

Explanatory Note

This Form 10-K/A includes restated financial information for the years ended December 31, 2011, 2010 and 2009, and the quarterly periods of  2011 and 2010  due to errors in the Company's accounting for income taxes.  The Company's management identified a material weakness with respect to the Company's internal control over financial reporting for income taxes for the year ended December 31, 2010 and concluded that the Company had not remediated its previously disclosed material weakness for the year ended December 31, 2011 due to errors noted in current taxes payable, certain deferred tax assets and liabilities, reserves for uncertain tax positions, and current and deferred income tax expense.  Subsequently management identified additional income tax related errors and the Audit Committee of our Board of Directors concluded, on July 24, 2012, that investors should no longer rely upon our previously issued financial statements, which are restated herein.  Disclosures related to these matters are included in Part II, Item 9A, under "Controls and Procedures," which describes the material weakness and management's conclusion that the Company's internal control over financial reporting was not effective as of December 31, 2011. Corresponding changes were also made in Part I, Item 1A, under "Risk Factors"; Part II, Item 6, under "Selected Financial Data"; Part II, Item 7, under "Management's Discussion and Analysis of Financial Condition and Results of Operations"; and Part II, Item 8, under "Financial Statements and Supplementary Data" (see Notes 2, 6, 12, 15, 18, 19 and 22) and Part IV, Item 15 (b) (see exhibits 23.1, 32.1, 32.2 and 101).  With the exception of the items listed above, this Form 10-K/A does not reflect events occurring after the original filing date of the Form 10-K other than those associated with the restatement.

PART I

Item 1.  Business
Weatherford International Ltd., a Swiss joint-stock corporation (together with its subsidiaries and predecessors as a whole or on a regional basis unless the context requires otherwise, "Weatherford," the "Company," "we," "us," and "our"), is one of the world's leading providers of equipment and services used in the drilling, evaluation, completion, production and intervention of oil and natural gas wells. Many of our businesses, including those of our predecessor companies, have been operating for more than 50 years.
Our parent company was Weatherford International, Inc., a Delaware corporation ("Weatherford Delaware"), until we moved our incorporation to Bermuda in 2002.  In February 2009, we completed a share exchange transaction in which Weatherford International Ltd., a Bermuda exempted company ("Weatherford Bermuda"), became a wholly-owned subsidiary of Weatherford International Ltd., a Swiss joint-stock corporation ("Weatherford Switzerland"), for purposes of changing the Company's place of incorporation from Bermuda to Switzerland (the "Transaction").  Pursuant to the Transaction, each common share, par value U.S. $1.00 per share, of Weatherford Bermuda was exchanged for one registered share, par value 1.16 Swiss francs ("CHF") per share, of Weatherford Switzerland.  Weatherford Bermuda and Weatherford Delaware continue to be wholly-owned subsidiaries of Weatherford Switzerland.
We operate in over 100 countries, which are located in nearly all of the oil and natural gas producing regions in the world.  Our operational performance is reviewed and managed on a geographic basis, and we report the following regions as reporting segments: (1) North America, (2) Latin America, (3) Europe/Sub-Sahara Africa ("SSA") /Russia and (4) Middle East/North Africa ("MENA")/Asia Pacific.
Our headquarters are located at 4-6 Rue Jean-Francois Bartholoni, 1204 Geneva, Switzerland and our telephone number at that location is 41.22.816.1500.  Our internet address is www.weatherford.com. General information about us, including our corporate governance policies, code of business conduct and charters for the committees of our Board of Directors, can be found on our web site. On our web site we make available, free of charge, our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act as soon as reasonably practicable after we electronically file or furnish them to the Securities and Exchange Commission ("SEC").  The public may read and copy any materials we have filed with the SEC at the SEC's Public Reference Room at 100 F Street, NE, Room 1580, Washington, DC 20549.  Information on the operation of the Public Reference Room may be obtained by calling the SEC at 1-800-SEC-0330.  The SEC maintains an internet site that contains our reports, proxy and information statements, and our other SEC filings.  The address of that site is www.sec.gov.
The following is a summary of our business strategies and the markets we serve. We have also included a description of our products and services offered and of our competitors. Segment financial information appears in "Item 8. Financial Statements and Supplementary Data– Notes to Consolidated Financial Statements– Note 18".
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

Markets
We are a leading provider of equipment and services to the oil and natural gas exploration and production industry. Demand for our industry's services and products depends upon the number of oil and natural gas wells drilled, the depth and drilling conditions of wells, the number of well completions and the level of workover activity worldwide.
As a result of the maturity of the world's oil and natural gas reservoirs, accelerating production decline rates and the focus on complex well designs, including deep-water prospects, technology has become increasingly critical to the marketplace. Clients continue to seek, test and use production-enabling technologies at an increasing rate. Technology is an important aspect of our products and services as it helps us provide our clients with more efficient tools to find and produce oil and natural gas. We have invested a substantial amount of our time and resources in building our technology offerings. We believe our products and services enable our clients to reduce their costs of drilling and production and/or increase production rates. Furthermore, these offerings afford us additional opportunities to sell our traditional core products and services to our clients.
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
Reciprocating Rod Lift Systems – A reciprocating rod lift system is comprised of a mechanical surface unit that lifts and lowers, in a reciprocal action, a sectional or continuous rod string that creates a pumping action via a downhole rod pump.
Progressing Cavity Pumps – A progressing cavity pump (PCP) is a downhole positive displacement pump driven by a coupled or continuous rod that is rotated from the surface by an electrical or hydraulic drive system.   PCP systems are often the preferred artificial lift method due to their low capital and operating cost and ability to pump a wide range of fluids, including those with high viscosity and abrasives.  They are used in a wide variety of production scenarios, particularly heavy oil, coal-bed methane and medium crude oil applications.

Gas Lift Systems – Gas lift is a form of artificial lift that uses natural gas to lift oil in a producing reservoir to the surface. The process of gas lift involves the injection of natural gas into the well through an above-ground injection system and a series of downhole mandrels and gas lift valves in the production tubing string.  The injected gas reduces the pressure of the fluid in the well bore, allowing the reservoir's natural pressure to push the fluid to the surface.  Gas lift systems are used primarily for offshore wells (including deepwater and ultra-deepwater) and for wells that have a high component of gas in the produced fluid or have a gas supply near the well.
Hydraulic Lift Systems – A hydraulic lift system uses a surface pump to operate a downhole hydraulic pump (jet or piston). These systems are used for producing oil wells and for dewatering gas and coal bed methane wells.  Hydraulic pumps have been used to produce wells at rates ranging from 10,000 - 35,000 barrels per day in both onshore and offshore environments.

Plunger Lift Systems – Plunger lift is the only artificial lift method that requires no assistance from outside energy sources. Built up (after a short shut in period) reservoir gas pressure supplies the energy to lift the plunger and accumulated liquids to the surface. The typical system consists of a plunger, or piston, top and bottom bumper springs, a lubricator and a surface controller. The unloading sequence removes the accumulated liquid column (and resulting hydrostatic pressure) from the bottom of the tubing, resulting in maximum drawdown and reservoir inflow. Plunger lift is a low-cost, easily maintained method of lift. It is primarily used for dewatering liquid loaded gas wells.

Hybrid Lift Systems – We offer a variety of hybrid artificial lift systems which are engineered for special applications and may incorporate two or more of the artificial lift methods described above.
Wellhead Systems – We offer a line of conventional wellhead equipment and valves manufactured to the latest API industry specifications and client requirements, including conventional surface wellheads, gate valves, complete wellhead systems (drill-through, multi-bowl, unitized and mud-line) and all the accessories and aftermarket services to go with them.
Production Optimization – Production optimization is the process of monitoring oil and natural gas fields, and interpreting the resulting data to inform production and reservoir management decisions.   The goal is to assist operators in making better decisions regarding well production and reservoir recovery.  The targeted benefits of production optimization are increased production and lower operating costs.
Weatherford offers products for optimizing at the well, reservoir and field level. Downhole and surface electronics, communication systems, analysis software and consulting services are combined into solutions that fit the customer's specific needs.
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

We also provide software solutions for optimizing production from wells and production assets. These software tools assist the operator in tracking the operations needed for optimal field management.  We provide software solutions for real time monitoring and optimization of wells on all forms of artificial lift.  In addition, the software solution "Field Office" has the ability to monitor and optimize the complete production system consisting of smart wells, compressors, production facilities and pipelines.  Field Office is currently in use on over 350,000 wells around the world.  The combination of our experienced consultants and advanced software tools help the operator optimize operations for entire fields.

Stimulation and Chemicals

We offer our clients advanced pressure pumping, chemical and associated technologies and services for safer and more effective production enhancement.  These products and services include the following:

Fracturing Technologies – Hydraulic reservoir fracturing is a stimulation method routinely performed on oil and natural gas wells in low-permeability reservoirs to increase productivity and oil and gas recovery.  Our offerings include the latest in equipment design and technology and a comprehensive range of treatment fluids and additives.

Coiled Tubing Technologies – Our services include a line of equipment designed with the latest technology to ensure effective results during operations that require coiled tubing intervention. Offerings include coiled tubing units, appropriate crane trucks and nitrogen tanks and pumpers (trailer or skid formats), fluids and bottom hole assemblies for thru tubing intervention.
Cement Services – Our new fleet of cement pumping equipment includes high-horsepower pump trailers, batch mixers, two-pod blended cement trailers and a four-pod sand storage trailers, all with the latest in technology and design features, as well as chemical additives for improved operation and performance.
Chemical Systems – Our Engineered Chemistry® business combines proprietary chemical solutions with internally developed oilfield equipment technologies. Our high-performance chemistry solutions include: customized chemical solutions for drilling, completion, production, intervention, chemicals for water and sand control, water treatment as well as many industrial processes; a total service package (product selection, application and optimization); and precise formulations and multi-functional chemical formulations.

Drilling Fluids – Our drilling fluids service line is engaged in the provision of drilling fluids, completion fluids and other related services.  The main functions of drilling fluids include providing hydrostatic pressure to prevent formation fluids from entering into the well bore, keeping the drill bit cool and clean during drilling, carrying out drill cuttings and suspending the drill cuttings while drilling is paused and the drilling assembly is brought in and out of the hole.  We also provide waste management services which separate and manage drill cuttings produced by the drilling process.  Drill cuttings are usually contaminated with petroleum or drilling fluids and must be disposed of in an environmentally safe manner.

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
Directional drilling involves the personnel, equipment and engineering required to actively control the direction of a wellbore and its eventual optimal position in the target reservoir. Directional drilling allows drilling of multiple wells from a single offshore platform or a land-based pad site. It also allows drilling of horizontal wells and penetration of multiple reservoir pay zones from a single wellbore.  We supply a range of specialized, patented equipment for directional drilling, and real-time wellbore logging, including:
•
Measurement while drilling (MWD) and logging while drilling (LWD) - MWD and LWD measure, respectively, wellbore trajectory and formation properties, in real time, while the well is being drilled, to enable it to be steered into its optimum position.

•
Rotary steerable systems (RSS) - These systems allow control of wellbore trajectory while maintaining continuous rotation of the drillstring at the surface. RSS technology is crucial for enabling long, step-out, directional wells and for reducing completion-running complications resulting from abrupt small-scale hole-angle changes caused by conventional drilling methods.

•
Directional drilling services - These services include surveying, design and operational support for directional and horizontal drilling and performance drilling in vertical wells; products include drilling motors and other associated equipment, software and expertise required to deliver the well on target as efficiently as possible.

Our directional drilling capabilities are supported by our engineering facilities in Houston and other locations globally, which house and support qualified engineers, scientists and technicians, all focused on developing technologies for the MWD/LWD and directional drilling markets, both land based and offshore.
Secure DrillingSM services – Our Secure Drilling services minimize the risk of drilling hazards related to a wellbore's pressure profile, and optimize life-of-well performance. Weatherford's Secure Drilling offerings are provided through three techniques: 1) Managed Pressure Drilling; 2) Underbalanced Drilling; and 3) Air Drilling.
•
Managed Pressure Drilling (MPD) – This technique provides an advanced method of controlling the well using a closed, pressurized fluid system and software-based monitoring and control system that more precisely controls the wellbore pressure profile than mud weight adjustments alone. The main objective of MPD is to optimize drilling processes by decreasing non-productive time and mitigating drilling hazards.

•
Underbalanced Drilling (UBD) – This technique is used in development, exploration and mature field applications to minimize formation damage and maximize productivity. UBD is drilling with bottomhole pressure that is maintained below reservoir pressure to intentionally invite fluid influx. This technique permits the reservoir to flow while drilling takes place, thereby improving well productivity by protecting the formation from damage by the drilling fluids.

•
Air Drilling – This technique applies reduced density fluid systems to drill sub-hydrostatically. Air drilling is used primarily in hard rock applications to reduce drilling costs by increasing the rate of penetration.

A full range of downhole equipment, such as high temperature motors, wireline steering tools, drillpipe, air rotary hammer drills, casing exit systems, downhole deployment valves and downhole data acquisition equipment, make our product offerings unique.

Well Testing – Well testing uses specialized equipment and procedures to obtain essential information about oil and gas wells after the drilling process has been completed.  Typical information derived may include reservoir boundaries, reservoir pressure, formation permeability, formation porosity and formation fluid composition.
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
Drilling-with-casing and drilling-with-liner (DwC and DwL) systems – These systems allow operators to simultaneously drill and case oil and natural gas wells. Our DwC and DwL techniques eliminate downhole complexity, reducing expensive rig modifications and the number of trips downhole. Consequently, drilling hazards are mitigated, well construction is simplified, and productivity can be improved when drilling through the reservoir.
Surface Logging Systems – Often referred to as mud logging, this is a well-site service that uses fluid and gas samples along with drilling cuttings to evaluate the geology and geochemistry of the formation as it is being drilled.  The derived data and interpretation are used to help geologists and drillers ensure that the well is placed in the most productive formation to maximize ultimate well productivity.
Well Construction
This grouping includes the primary services and products required to construct a well and spans tubular running services, cementing products, liner systems, swellable products, solid tubular expandable technologies and inflatable products.
Tubular Running Services – These services consist of a wide variety of tubular connection and installation services for the drilling, completion and workover of an oil or natural gas well.  We provide tubular handling, preparation, inspection and wellsite installation services from a single source. We offer a suite of products and services for improving rig floor operations by reducing personnel exposure, increasing operational efficiency and improving safety.  We also specialize in critical-service installations where operating conditions, such as downhole environments and/or metallurgical characteristics, call for specific handling technology.

Cementing Products – Cementing operations comprise one of the most expensive phases of well completion. We produce specialized equipment that allows operators to centralize the casing throughout the wellbore and control the displacement of cement and other fluids for proper zonal isolation. From centralizers and float equipment to exclusive surge reduction and torque and drag reduction tools, we have engineered technical advancements into our portfolio to provide the best performance and overall value.  Our cementing engineers also analyze complex wells and provide all job requirements from pre-job planning to installation for optimal cementing results.
Liner Systems – Liner hangers allow suspension of strings of casing within a wellbore without the need to extend the casing to the surface. Most directional wells include one or more liners to optimize casing programs. We offer both drilling and production liner hangers. Drilling liners are used to isolate areas within the well during drilling operations. Production liners are used in the producing area of the well to support the wellbore and to isolate various sections of the well.

Swellable Products – Weatherford has combined swellable elastomer technologies with our packers and centralization technology to address well construction challenges. Our Micro-Seal™ isolation system combines swellable technology with mechanical cementing products to isolate microannular voids or discrete reservoir intervals in oil, gas and injection wells.   We have four main swellable packers offering Genisis®, Nemisis®, Morphisis®, and Genisis FT for zonal isolation.  All of these products incorporate oil swell, water swell or the industry's only customizable, dual-fluid activated swellable hybrid elastomers.
Solid Tubular Expandable Technologies – Proprietary expandable tools are being developed for downhole solid tubular applications in well remediation, well completion and well construction. Our solid tubular expandable products include the MetalSkin® line and the HydraSkin™ System.  MetalSkin systems are used for well cladding to shut off zones, retro-fit corroded sections of casing and strengthen existing casing. MetalSkin open-hole clad systems are used for controlling drilling hazards such as unwanted fluid loss or influx and as slim-bore drilling liners. Slim-bore and, ultimately, monobore liner systems are designed to allow significant cost reductions by reducing consumables for drilling and completion of wells, allowing use of smaller rigs and reducing cuttings removal needs. The benefits are derived because of the potential of expandable technologies to significantly reduce or eliminate the reverse-telescoping architecture inherent in traditional well construction.  The HydraSkin system is a hydraulic bottom-up expansion system that can be used for increased diameter efficiency in either planned or contingency operations.

Inflatable Products – We offer a complete line of inflatable products and accessories that are designed to provide permanent or temporary zonal isolation at any phase of a well's life. Annulus casing packers (ACP™) are run integral to the casing string and will permanently isolate critical wellbore locations and eliminate squeeze jobs or reduce uneconomical water/gas production. In some applications, significant improvements in well economics are achieved by eliminating primary cementing, perforating and wellbore cleanup operations, resulting in lower costs and higher initial production rates. Used in conjunction with an  ACP™, mechanical port collars (MPC's) are designed to allow selective placement of cement while providing fullbore access. Inflatable production packers (IPP's) provide temporary or permanent isolation between the work string and casing or open hole during drilling or production phases. IPPs are used to perform testing, stimulation and /or temporary abatement. Our inflatable portfolio provides value-driven zonal isolation solutions.

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
Completion Systems
We offer our clients a comprehensive line of completion tools, sand screens and reservoir optimization technologies.  These products and services include the following:
Completion Tools – These tools are incorporated into the tubing string used to transport hydrocarbons from the reservoir to the surface. We offer a wide range of devices for enhancing the safety and functionality of the production string, including permanent and retrievable packer systems, subsurface safety systems, flow control systems, specialized downhole isolation valves, ZoneSelect™ multizone frac completions systems and associated servicing equipment. Over the past decade, we have evolved our portfolio from one of basic cased-hole commodity products to one that focuses more heavily on reservoir based completions and cased hole systems for high-pressure/high-temperature environments.
Sand Screens – Sand production often results in premature failure of artificial lift and other downhole and surface equipment and can obstruct the flow of oil and natural gas. To remedy this issue, we provide two different sand screen approaches: conventional and expandable.
•
Conventional Sand Screens – These products are used in the fluid-solid separation processes and have a variety of product applications. Our primary application of well screens is for the control of sand in unconsolidated formations.  We offer premium, pre-pack and wire-wrap sand screens. We also offer a FloReg™ line of inflow control devices that balance horizontal wellbore production, ultimately maximizing reservoir drainage. We also operate the water well and industrial screen business of Johnson Screens.  Served markets include water well, petrochemical, wastewater treatment and surface water intake, mining and general industrial applications.

•
Expandable Sand Screens (ESS) – Our ESS systems are proprietary step-change sand control devices that reduce cost and improve production. These systems aid productivity because they stabilize the wellbore, prevent sand migration and have a larger inner diameter. ESS technology can replace complex gravel-packing techniques in many sand control situations.

Reservoir Optimization – Our intelligent completion technology (ICT) uses downhole optical and electronic sensing to allow operators to remotely monitor the downhole pressure, temperature, flow rate, water cut and seismic activity of each well.  This advanced monitoring capability allows the operator to monitor the reaction of the reservoir to the production of the well. Combining monitoring with multiple-zone downhole flow control allows the operator to optimize well production by choking back zones that produce water while opening up zones that produce more oil.

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
Wireline and Evaluation Services
Wireline and evaluation services, in concert with surface logging systems and LWD, form a data acquisition and interpretation capability that enable clients with an integrated approach to formation evaluation and reservoir characterization.  Open hole wireline services and logging while drilling complement laboratory-derived analysis of core and reservoir fluid samples.  When combined with geosciences consulting, this integrated capability provides the data and interpretation to reduce reservoir uncertainty and ultimately optimize production and maximize recovery.
Wireline Services – Wireline services measure the physical properties of underground formations to help determine the location and potential deliverability of oil and gas from a reservoir. Wireline services are provided from surface logging units, which lower tools and sensors into the wellbore mainly on a single or multiple conductor wireline.
The provision of wireline and associated interpretation services is divided into four categories: open hole wireline, petroleum consulting, cased hole wireline and slickline services.

•
Open Hole Wireline – This service helps locate oil and gas by measuring certain characteristics of geological formations and providing permanent records called "logs." Open hole logging can be performed at different intervals during the well drilling process or immediately after a well is drilled. The logging data provides a valuable benchmark to which future well management decisions may be referenced. The open hole sensors are used to determine well lithology and the presence of hydrocarbons. Formation characteristics such as resistivity, density and porosity are measured using electrical, nuclear, acoustic, magnetic and mechanical technologies.

The formation characteristics are then used to characterize the reservoir and describe it in terms of porosity, permeability, oil, gas or water content and an estimation of productivity.  Wireline services can relay this information from the wellsite on a real-time basis via a secure satellite transmission network and secure internet connection to the client's office for faster evaluation and decision making.
•
Petroleum Consulting — Our Petroleum Consulting business provides services to operators worldwide in the geoscience and engineering domain. It offers clients integrated formation evaluation and well engineering support and consultancy. The business further offers domain experts in the area of unconventional resources, geomechanics, field development planning, production optimization, well engineering and project management.

•
Cased Hole Wireline – This service is performed at various times throughout the life of the well and includes perforating, completion logging, production logging and casing integrity services.  Perforating creates the flow path between the reservoir and the wellbore. Production logging can be performed throughout the life of the well to measure temperature, fluid type, flow rate, pressure and other reservoir characteristics.  In addition, cased hole services may involve wellbore diagnostics and remediation, which could include the positioning and installation of various plugs and packers to maintain production or repair well problems, and casing inspection for internal or external abnormalities in the casing string.

•
Slickline Services – This service uses a solid steel or braided nonconductor line, in place of a single or multiple conductor braided line used in electric logging, to run downhole memory tools, manipulate downhole production devices and provide fishing services primarily in producing wells.

Laboratory Services – These services help clients plan the development of new and existing oil and gas production fields.  Specifically, a global network of laboratories provides support in terms of fluid and reservoir characterization, specialized core and fluid testing, enhanced oil recovery, rock strength and characterization, sour richness and maturity, sorption properties assessment and reservoir flow studies.
Production and Produced Water Systems – These systems help clients manage water handling during fracturing, production, disposal and enhanced oil recovery operations. Weatherford provides complete production solutions for field development and/or production optimization projects. Our engineering consultancy services and project management extend through construction to commissioning and operations for: early production facilities (the rapid design, construction and operation of complex, often remote installations), engineered resources, extended well testing, field development studies, FPSO topsides, permanent production facilities, project management and supply chain management.
Re-entry and Fishing
Our re-entry, fishing and thru-tubing services help clients repair wells that have mechanical problems or that need work to prolong production of oil and natural gas reserves.
Re-entry Services – Our re-entry services include casing exit services and advanced multilateral systems. Conventional and advanced casing exit systems allow sidetrack and lateral drilling solutions for clients who either cannot proceed down the original well track or want to drill lateral wells from the main or parent wellbore.

Fishing Services – Fishing services are provided through teams of experienced fishing tool supervisors and a comprehensive line of fishing and milling tools. Our teams provide conventional fishing services, such as removing wellbore obstructions, including stuck or dropped equipment, tools, drillstring components and other debris, that have been lost downhole unintentionally during the drilling, completion or workover of new and old wells. Specialty fishing tools required in these activities include fishing jars, milling tools, casing cutters, overshots and spears. Our fishing services also include well patches and extensive plug-and-abandonment products.

Thru-tubing Services – Thru-tubing services are used in well re-entry activity to allow operators to perform complex drilling, completion and cementing activities from existing wellbores without removing existing production systems. We provide a full range of thru-tubing services and products, including drilling motors, casing exits, fishing and milling, zonal isolation packers and other well remediation services.

Well Abandonment Services – Oil or gas wells ultimately reach their economic limit or can be irreparably damaged. In these situations, the well must be abandoned according to regulatory requirements that ensure it will pose no safety or environmental hazards. Weatherford combines proprietary well abandonment technology, complementary intervention equipment, and a global team of dedicated specialists to ensure that this critical phase in the well's life cycle goes smoothly and safely.

Wellbore Cleaning – Remnants of drilling fluid and other debris can damage equipment, jeopardize well completion or even shorten a well's lifespan. A cost-effective alternative to workovers, our CLEARMAX™ wellbore cleaning services incorporate specialized chemical, hydraulic and mechanical technologies to remove lingering debris, safely and efficiently.

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
Customers
Our principal customers consist of major and independent oil and natural gas producing companies.  During 2011 and 2010, there was no individual customer who accounted for more than 10% of our consolidated revenues.  Revenue from Petroleos Mexicanos ("Pemex") accounted for approximately 13% of our revenues during 2009. No other individual customer accounted for more than 10% of our consolidated revenues during 2009.
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
Forward-Looking Statements
This report, as well as other filings made by us with the Securities and Exchange Commission ("SEC"), and our releases issued to the public contain various statements relating to future financial performance and results, including certain projections and business trends and other statements that are not historical facts.  We believe these statements constitute "Forward-Looking Statements" as defined in the Private Securities Litigation Reform Act of 1995.  These forward-looking statements generally are identified by the words "believe," "project," "expect," "anticipate," "estimate," "intend," "strategy," "plan," "may," "should," "could," "will," "would," "will be," "will continue," "will likely result," and similar expressions, although not all forward-looking statements contain these identifying words.

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

•
Currency fluctuations and exchange contracts could have a material adverse financial impact on our business.  A material change in currency rates in our markets could affect our future results as well as affect the carrying values of our assets.  Any hedging activity in which we engage may not adequately protect us from these fluctuations.  The terms and size of our hedges are based on the information available to us at the time we enter into them.  As a result, our hedging activity may not entirely off set our exposures.  World currencies have been subject to significant volatility.  Due to the volatility we may be unable to enter into foreign currency contracts at a reasonable cost.  Further, due to local currency exchange controls in certain jurisdictions, we may not be able to convert revenues received in local currency into dollars as quickly as we desire, thus exposing us to currency volatility.As we are not able to predict changes in currency valuations, our forward-looking statements assume no material impact from future changes in currency exchange rates.

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

•
Our ability to manage our supply chain and business processes could affect our projected results.  We have undertaken efforts to improve our supply chain, invoicing and collection processes and procedures.  These undertakings include costs which we expect will result in long-term benefits for our business processes. Our forward-looking statements assume we will realize the benefits of these efforts.

•
Rapid increases in demand for our products may challenge our supply chain.  Many of our products have months-long manufacturing lead times, and we must maintain appropriate levels of manufacturing capacity and trained personnel to ensure the quality and safety of our supply chain.  During periods of rapidly increasing or unexpected demand, we may not be able to manufacture sufficient quantities of certain products to meet our customers' demands, which could result in lost opportunities and reputational damage.  Conversely, during periods of rapidly decreasing or unexpected declines in demand, we may have committed resources to manufacturing resulting in excess inventories, or we may have underutilized manufacturing capacity, which could adversely affect our financial condition.  Our forward-looking statements assume we will be able to forecast and manage our supply chain needs and inventory levels efficiently.

•
Our long-term growth depends upon technological innovation and commercialization.  Our ability to deliver our long-term growth strategy depends in part on the commercialization of new technology.  A central aspect of our growth strategy is to improve our products and services through innovation, to obtain technologically advanced products through internal research and development and/or acquisitions, to protect proprietary technology from unauthorized use and to expand the markets for new technology by leveraging our worldwide infrastructure.  Our success will depend on our ability to commercialize the technology that we have acquired and demonstrate the enhanced value our technology brings to our customers' operations.  Our major technological advances include, but are not limited to, those related to controlled pressure drilling and testing systems, expandable solid tubulars, expandable sand screens and intelligent well completion.  Our forward-looking statements have assumed successful commercialization of, and above-average growth from, our new products and services, as well as legal protection of our intellectual property rights.

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

•
Adverse weather conditions in certain regions could adversely affect our operations.  From time to time, hurricanes, typhoons and severe weather impact our operations in the Gulf of Mexico and Southeast Asia.  These storms and associated threats reduce the number of days on which we and our customers operate which results in lower revenues than we otherwise would have achieved.  Our Canadian operations, particularly in the second quarter of each year, may vary greatly depending on the timing of "break-up", or the spring thaw, which annually results in a period in which conditions are not conducive to operations.   Similarly, unfavorable weather in Russia, Caspian, China, Mexico, Australia and in the North Sea, as well as exceedingly cold winters in other areas of the world, could reduce our operations and revenues from these areas during the relevant period.  Our forward-looking statements assume weather patterns in our primary areas of operations will be conducive to our operations.

•
U.S. Government and internal investigations could affect our results of operations.  We are currently involved in government and internal investigations involving our operations.  We are in negotiations with the government agencies to resolve these matters, but we cannot yet anticipate the timing, outcome or possible impact of the ultimate resolution of these investigations, financial or otherwise.  The governmental agencies involved in these investigations have a broad range of civil and criminal penalties they may seek to impose against corporations and individuals for violations of trade sanction laws, the Foreign Corrupt Practices Act and other federal statutes including, but not limited to, injunctive relief, disgorgement, fines, penalties and modifications to business practices and compliance programs. In recent years, these agencies and authorities have entered into agreements with, and obtained a range of penalties against, several corporations and individuals in similar investigations, under which civil and criminal penalties were imposed, including in some cases fines and other penalties and sanctions in the tens and hundreds of millions of dollars.  These agencies likely will seek to impose penalties of some amount against us for past conduct in several countries, but the ultimate amount of any penalties we may pay currently cannot be reasonably estimated.  Under trade sanction laws, the U.S. Department of Justice may also seek to impose modifications to business practices, including immediate cessation of all business activities in specific countries or other limitations that decrease our business, and modifications to compliance programs, which may increase compliance costs.  Any injunctive relief, disgorgement, fines, penalties, sanctions or imposed modifications to business practices and the on-going costs resulting from these investigations could adversely affect our results of operations.  Through December 31, 2011, we have incurred $40 million for costs in connection with our exit from certain sanctioned countries and incurred $123 million for legal and professional fees in connection with complying with and conducting these on-going investigations.  This amount excludes the costs we have incurred to augment and improve our compliance function.  We may have additional charges related to these matters in future periods.  These costs may include labor claims, contractual claims, penalties assessed by customers, and costs, fines, taxes and penalties assessed by local governments, but we cannot quantify those charges or be certain of their timing.  In addition, the SEC and Department of Justice are investigating the circumstances surrounding the material weakness in the Company's internal controls over financial reporting for income taxes that was disclosed on Forms 8-K on March 1, 2011 and February 21, 2012 and the related restatements of historical financial statements.  We are cooperating with the government investigations.

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

•
Political disturbances, war, or terrorist attacks and changes in global trade policies could adversely impact our operations.   We operate in over 100 countries, and as such are at risk of various types of political activities, including acts of insurrection, war, terrorism, nationalization of assets and changes in trade policies.  We have assumed there will be no material political disturbances or terrorist attacks and there will be no material changes in global trade policies that affect our business.  In early 2011, our operations in Libya, Algeria, Tunisia, Egypt, and to a lesser extent Yemen and Bahrain were disrupted by political revolutions and uprisings in these countries. Conflict in Libya and lesser political disturbances elsewhere in the Middle East and North Africa regions are ongoing, and our operations in Libya have not resumed. During 2011, these six countries accounted for approximately 3% of our global revenue, down from 6% in 2010.  We take steps to secure our personnel and assets in affected areas and resume or continue operations where it is safe for us to do so; our forward-looking statements assume we will do so successfully.  In Libya, we evacuated all of our non-Libyan employees and their families shortly after hostilities commenced.  We have assumed our operations in Libya will not resume in 2012 and we are not able to predict when they will resume to a material extent.  In the fourth quarter of 2011, following an examination of our assets in affected countries, we recognized an expense of $59 million primarily to establish a reserve for receivables, machinery and equipment and inventory in Libya.  Given our evacuation from the country, it may be difficult, if not impossible, for us to safeguard and recover all of our operating assets; our ability to do so will depend on the local turn of events.  At December 31, 2011, we had in Libya inventory and property, plant and equipment with a carrying value of approximately $118 million, as well as $9 million of accounts receivable.  We risk loss of assets in any location where hostilities arise and persist.  In these areas we also may not be able to perform the work we are contracted to perform, which could lead to forfeiture of performance bonds.  We have assumed that cessation of business activities in other parts of the Middle East and North Africa regions due to political turmoil will be short-lived, that the negative impact on our business will not be material, and that the region will not experience further disruptive political revolution in the near term. However, if political violence were to curtail our activities in other countries in the region from which we derive greater business, such as Saudi Arabia, Iraq and Algeria, and particularly if political activities were to result in prolonged violence or conflict, we may fail to achieve the results reflected in our forward-looking statements.

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

•
Recent turmoil in the credit markets may reduce our access to capital or reduce the availability of financial risk-mitigation tools.  The worldwide credit markets experienced turmoil and uncertainty from mid-2008 through most of 2009, and certain markets remained challenging in parts of 2010.  In 2011, several important financial and banking institutions were perceived to be overexposed to credit risks with respect to certain sovereign debt.  We do not have access to complete information about the exposures of any particular institution, and we cannot predict what systemic risks may exist in the event of failure of any sovereign debtor, major financial institution or bank.  Our forward-looking statements assume that the financial institutions that have committed to extend us credit will honor their commitments under our credit facilities and that capital markets will remain orderly.  If one or more of those institutions becomes unwilling or unable to honor its commitments, our access to liquidity could be impaired and our cost of capital to fund growth could increase. We use interest rate and foreign exchange swap transactions with financial institutions to mitigate certain interest rate and foreign exchange risks associated with our capital structure and our business.  Our forward-looking statements assume that those tools will continue to be available to us at prices we deem reasonable.  However, the failure of any counterparty to honor a swap agreement could reduce the availability of these financial risk mitigation tools or could result in the loss of expected financial benefits.

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

Item 1A. Risk Factors

An investment in our securities involves various risks.  When considering an investment in our securities, you should consider carefully all of the risk factors described below, the matters discussed on the foregoing pages under "Business-Forward-Looking Statements," as well as other information included and incorporated by reference in this report.
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
As is customary in our industry, our contracts typically provide that our customers indemnify us for claims arising from the injury or death of their employees, the loss or damage of their equipment, damage to the reservoir and pollution emanating from the customer's equipment or from the reservoir (including uncontained oil flow from a reservoir). Conversely, we typically indemnify our customers for claims arising from the injury or death of our employees, the loss or damage of our equipment, or pollution emanating from our equipment.  Our contracts typically provide that our customer will indemnify us for claims arising from catastrophic events, such as a well blowout, fire or explosion.
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
Our business may be exposed to uninsured claims, and litigation might result in significant potential losses.  The cost of our insured risk management program may increase.
In the ordinary course of business, we become the subject of various claims and litigation. We maintain liability insurance, which includes insurance against damage to people, property and the environment, up to maximum limits of $600 million, subject to self-insured retentions and deductibles of up to $3 million, per occurrence.

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
We are subject to various laws and regulations relating to the energy industry in general and the environment in particular. An environmental claim could arise with respect to one or more of our current businesses, products or services, or a business or property that one of our predecessors owned or used, and such claims could involve material expenditures. Generally, environmental laws have in recent years become more stringent and have sought to impose greater liability on a larger number of potentially responsible parties.  The scope of regulation of our industry and our products and services may increase further following the April 2010 accident in the Gulf of Mexico, including possible increases in liabilities or funding requirements imposed by governmental agencies.  We also cannot ensure that our future business in the deepwater Gulf, if any, will be profitable in light of new regulations that have been and may continue to be promulgated and in light of the current risk environment and insurance markets.  Further, additional regulations on deepwater drilling elsewhere in the world could be imposed as a result of the Deepwater Horizon incident, and those regulations could limit our business where they are imposed.  In addition, members of the U.S. Congress, the U.S. Environmental Protection Agency and various agencies of several states within the U.S. are reviewing more stringent regulation of hydraulic fracturing, a service we provide to clients, and regulators are investigating whether any chemicals used in the fracturing process might adversely affect groundwater.  In 2011 and 2012, several states within the U.S. passed new laws and regulations concerning hydraulic fracturing.  A significant portion of North American service activity today is directed at prospects that require hydraulic fracturing in order to produce hydrocarbons.  Additional regulation could increase the costs of conducting our business and could materially reduce our business opportunities and revenues if our customers decrease their levels of activity in response to such regulation.
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
In particular, the occurrence of any of these risks could result in the following events, which in turn, could materially and adversely impact our results of operations:
•	disruption of oil and natural gas exploration and production activities;
•	restriction of the movement and exchange of funds;
•	our inability to collect receivables;
•	loss of or nationalization of assets in affected jurisdictions;
•	enactment of additional or stricter U.S. government or international sanctions; and
•	limitation of our access to markets for periods of time.

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
We take steps to secure our personnel and assets in affected areas and resume or continue operations where it is safe for us to do so; our forward-looking statements assume we will do so successfully.  In Libya, we evacuated all of our non-Libyan employees and their families shortly after hostilities commenced and we have assumed our operations in Libya will not resume in 2012; we are unable to predict when operations will resume to a material extent.
In the fourth quarter of 2011, following an examination of our assets in affected countries, we recognized an expense of $59 million primarily to establish a reserve against receivables, machinery and equipment and inventory in Libya.  Given our evacuation from the country, it may be difficult, if not impossible, for us to safeguard and recover all of our operating assets; our ability to do so will depend on the local turn of events.  At December 31, 2011, we had in Libya inventory, property, plant and equipment with a carrying value of approximately $118 million, as well as $9 million of accounts receivable.  We risk loss of assets in any location where hostilities arise and persist.  In these areas we also may not be able to perform the work we are contracted to perform, which could lead to forfeiture of performance bonds.

We are involved in several governmental and internal investigations, which are costly to conduct, have resulted in a loss of revenue and may result in substantial financial penalties.
 We are currently involved in government and internal investigations.
Until 2003, we participated in the United Nations oil-for-food program governing sales of goods and services into Iraq. The U.S. Department of Justice ("DOJ") and the SEC have undertaken investigations of our participation in the oil-for-food program and have subpoenaed certain documents in connection with these investigations.  We have cooperated fully with these investigations. We have retained legal counsel, reporting to our audit committee, to investigate this matter. We have been in negotiations with the government agencies to resolve these matters for more than a year, but we cannot yet anticipate the timing, outcome or possible impact of the ultimate resolution of the investigations, financial or otherwise.

The U.S. Department of Commerce, Bureau of Industry & Security, Office of Foreign Assets Control ("OFAC"), DOJ and SEC have undertaken investigations of allegations of improper sales of products and services by the Company and its subsidiaries in certain sanctioned countries. We have cooperated fully with this investigation. We have retained legal counsel, reporting to our audit committee, to investigate these matters.  We have been in negotiations with the government agencies to resolve these matters for more than a year, and we believe those negotiations have advanced significantly, but significant uncertainties remain and therefore we cannot yet anticipate the timing, outcome or possible impact of the ultimate resolution of the investigation, financial or otherwise.

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

The DOJ and SEC are investigating our compliance with the Foreign Corrupt Practices Act ("FCPA") and other laws worldwide. We have retained legal counsel, reporting to our audit committee, to investigate these matters and to cooperate fully with the DOJ and SEC.  As part of our investigations, we have uncovered potential violations of U.S. law in connection with activities in several jurisdictions.  We have been in negotiations with the government agencies to resolve these matters for more than a year, but we cannot yet anticipate the timing, outcome or possible impact of the ultimate resolution of the investigations, financial or otherwise.

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

In addition, the SEC and Department of Justice are investigating the circumstances surrounding the material weakness in the Company's internal controls over financial reporting for income taxes that was disclosed on Forms 8-K on March 1, 2011 and February 21, 2012 and the related restatements of historical financial statements.  We are cooperating with the government investigations.

Our significant operations in foreign countries expose us to currency fluctuation risks or devaluation.
A portion of our net assets are located outside the U.S. and are carried on our books in local currencies. Changes in those currencies in relation to the U.S. dollar result in translation adjustments, which are reflected as accumulated other comprehensive income (loss) in the shareholders' equity section in our Consolidated Balance Sheets. We recognize remeasurement and transactional gains and losses on currencies in our Consolidated Statements of Income, which may adversely impact our results of operations.  We enter into foreign currency forward contracts and other derivative instruments in an effort to reduce our exposure to currency fluctuations; however, there can be no assurance that these hedging activities will be effective in reducing or eliminating foreign currency risks.
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
We operate in many dangerous countries, such as Iraq, in which acts of terrorism or political violence are a substantial and frequent risk.  Such acts could result in kidnappings or the loss of life of our employees or contractors, a loss of equipment, which may or may not be insurable in all cases, or a cessation of business in an affected area.  We cannot be certain that our security efforts will in all cases be sufficient to deter or prevent acts of political violence or terrorist strikes against us or our customers' operations.

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

Management, through documentation, testing and assessment of our internal control over financial reporting has concluded that our internal control over financial reporting had a material weakness in accounting for income taxes as of December 31, 2010 and December 31, 2011.  See Item 9A - Controls and Procedures.  If we are unable to effectively remediate this material weakness in a timely manner, or if we identify one or more additional material weaknesses in the future, investors could lose confidence in the accuracy and completeness of our financial reports, which could have an adverse effect on our share price or our debt ratings.

Our multi-national tax structure is complex, and we have reported a material weakness in our financial reporting for income taxes in 2010 and 2011 and restated our previously reported provision for income taxes.  The existence of a material weakness in our internal control over financial reporting increases the risk that we will not be able to obtain the expected benefits of our tax structure.  In the course of remediating the material weakness, we may find additional historical errors in our accounting for income taxes or discover new facts that cause us to reach different conclusions with respect to uncertain tax positions or otherwise change our existing opinion of these matters.  This could result in increased tax expense for historical periods and reduced net current and deferred tax assets, which could have an adverse effect on our financial results and our share price or our debt ratings.

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
On June 26, 2002, the shareholders and Board of Directors of Weatherford International, Inc. ("Weatherford Delaware") approved our corporate reorganization, and Weatherford International Ltd. ("Weatherford Bermuda"), a newly formed Bermuda company, became the parent holding company of Weatherford International, Inc.  During the first quarter of 2009, we completed a transaction in which Weatherford Bermuda became a wholly-owned subsidiary of Weatherford International Ltd., a Swiss joint-stock company ("Weatherford Switzerland"), and holders of our common shares received one registered share of Weatherford Switzerland for each common share of Weatherford Bermuda that they held.  We refer to this transaction as the "redomestication."  There are frequently legislative proposals in the United States that attempt to treat companies that have undertaken similar transactions as U.S. corporations subject to U.S. taxes or to limit the tax deductions or tax credits available to United States subsidiaries of these corporations.  The realization of the tax benefit of this reorganization and redomestication could be impacted by changes in tax laws, tax treaties or tax regulations or the interpretation or enforcement thereof or differing interpretation or enforcement of applicable law by the U.S. Internal Revenue Service or other taxing jurisdictions.  The inability to realize this benefit could have a material impact on our financial statements.
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
Following the redomestication, the rights of our shareholders are governed by Swiss law and Weatherford Switzerland's articles of association and organizational regulations.  The rights of shareholders under Swiss law differ from the rights of shareholders of companies incorporated in other jurisdictions.   For example, directors of Weatherford Switzerland may be removed by shareholders with or without cause, but such removal requires the vote of shareholders holding at least 66 2/3% of the voting rights and the absolute majority of the par value of the registered shares represented at the meeting as well as a quorum of at least two-thirds of the registered shares recorded in the share register.
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
Our inability to file our quarterly reports for the periods ended June 30 and September 30, 2012 timely could result in additional costs.
The current restatement of our historical financial statements resulted in our inability to file quarterly reports for the 2012 interim periods by the regulatory due dates for certain of those reports.  To avoid defaults under debt instruments, we obtained consents from debt holders and waivers under our revolving credit agreement at a substantial cost to us that extend the due dates under our debt instruments for providing Form 10-Q filings for the second and third fiscal quarters of 2012 until March 31, 2013 for our debt instruments and March 19, 2013 for our revolving credit agreement. Further delay in filing our Form 10-Q filings beyond these dates could result in our solicitation of additional consents at significant additional expense or default under our debt instruments.  Further, failure to file our Form 10-Q for the period ended June 30, 2012 by December 17, 2012 may result in a suspension of the trading of our securities on the SIX Swiss Stock Exchange.  Also, our failure to file timely has removed our "Well-known Seasoned Issuer" status under SEC regulations.  As a result, accessing capital markets during 2013, should we need to do so, may be more costly and time consuming.

Item 1B.  Unresolved Staff Comments
None.

Item 2.  Properties

Our operations are conducted in over 100 countries and we have manufacturing facilities and sales, service and distribution locations throughout the world.  The following table describes our major facilities as of December 31, 2011:
Location	Owned/ Leased	Principal Services and Products Offered or Manufactured
North America:
Huntsville, Texas	Owned	Liner systems and solid expandables
New Brighton, Minnesota	Owned	Water well and industrial screens
Nisku, Alberta, Canada	Owned	Conventional pumping units, drilling services, fishing and wireline
San Antonio, Texas	Leased	Artificial lift systems
Schriever, Louisiana	Owned	Cementation manufacturing, plant and well construction services

Latin America:
Altamira, Mexico	Leased	Cased hole, directional drilling, testing services
Ciudad Del Carmen, Mexico	Leased	Wireline
Ojeda, Venezuela	Owned	Artificial lift systems
Reynosa, Mexico	Leased	Cased hole completion, drilling tools, fishing and well testing
Rio de Janeiro, Brazil	Owned	Conventional pumping units, manufacturing and service center
Poza Rica, Mexico	Leased	Integrated drilling
Venustiano Carranza, Mexico	Owned	Office, warehouse, housing area
Villahermosa, Mexico	Leased	Borehole seismic, cased hole

Europe/SSA/Russia:
Langenhagen, Germany	Leased	Manufacturing
Lukhovitsy, Russia	Owned	Pipeline and specialty services
Nizhnevartovsk, Russia	Owned	Drilling, sidetracking, wireline, fishing,well workover and tool rental
Stavanger, Norway	Leased	Casing exit, cementing, directional drilling and fishing

MENA/Asia Pacific:
Abu Dhabi, UAE	Leased	Manufacturing
Dongyin, China	Leased	Progressing cavity pumps
Shifang, China	Owned	Pump jacks and wellhead

Corporate:
Geneva, Switzerland	Leased	Headquarters
Houston, Texas	Leased	Corporate offices

Item 3.  Legal Proceedings

In the ordinary course of business, we become the subject of various claims and litigation.  We maintain insurance to cover many of our potential losses, and we are subject to various self-retention limits and deductibles with respect to our insurance.
Please see the following:
•	"Item 1. Business – Other Business Data – Federal Regulation and Environmental Matters," which is incorporated by reference into this item.
•
"Item 1A. Risk Factors – We are involved in several governmental and internal investigations, which are costly to conduct, have resulted in a loss of revenue and may result in substantial financial penalties," which is incorporated by reference into this item.

•	"Item 8. Financial Statements and Supplementary Data – Notes to Consolidated Financial Statements– Note 16 — Disputes, Litigation and Contingencies".
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
Item 4.  Mine Safety Disclosures
Not applicable.

PART II

Item 5.  Market for Registrant's Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities

Our shares are traded under the symbol "WFT" on the New York Stock Exchange ("NYSE"), the Euronext-Paris exchange and, as of November 17, 2010, the SIX Swiss Stock Exchange.  As of December 7, 2012, there were 2,444 shareholders of record.  The following table sets forth, for the periods indicated, the range of high and low sales prices per share for our stock as reported on the NYSE.

	Price
	High	Low
Year ending December 31, 2011
First Quarter	$26.25	$19.56
Second Quarter	23.41	16.65
Third Quarter	22.76	12.12
Fourth Quarter	16.85	10.85

Year ending December 31, 2010
First Quarter	$20.88	$14.63
Second Quarter	18.80	12.34
Third Quarter	17.60	12.68
Fourth Quarter	22.98	16.70

On December 7, 2012, the closing sales price of our shares as reported by the New York Stock Exchange was $10.99 per share.  We have not declared or paid cash dividends on our shares since 1984.
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
Period	No. of Shares	Average Price
October 1 - October 31, 2011	15,767	$13.06
November 1 - November 30, 2011	7,808	16.21
December 1 - December 31, 2011	136,965	13.49

Information concerning securities authorized for issuance under equity compensation plans is set forth in Part III of this report under "Item 12(d). Security Authorized for Issuance Under Equity Compensation Plans," which is incorporated by reference into this Item.

Performance Graph
This graph compares the yearly cumulative return on our shares with the cumulative return on the Dow Jones U.S. Oil Equipment & Services Index and the Dow Jones U.S.  Index for the last five years.  The graph assumes the value of the investment in our shares and each index was $100 on December 31, 2006.  The stockholder return set forth below is not necessarily indicative of future performance.  The following graph and related information shall not be deemed "soliciting material" or to be "filed" with the SEC, nor shall such information be incorporated by reference into any future filing under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, except to the extent that Weatherford specifically incorporates it by reference into such filing.

 Item 6.  Selected Financial Data
The following table sets forth certain selected historical consolidated financial data and should be read in conjunction with "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" and "Item 8. Financial Statements and Supplementary Data," both contained in this report.  The following information may not be indicative of our future operating results.
	Year Ended December 31,
	2011	2010	2009	2008	2007
	(Restated)	(Restated)	(Restated)	(Restated)	(Restated)
	(In millions, except per share amount)
Statements of Operations Data:
Revenues	$12,988	$10,221	$8,833	$9,601	$7,832
Operating Income	1,307	774	687	1,947	1,644
Income (Loss) From Continuing Operations Attributable to Weatherford	189	(217)	87	1,167	898
Basic Earnings (Loss) Per Share From Continuing Operations Attributable To Weatherford	0.25	(0.29)	0.12	1.71	1.32
Diluted Earnings (Loss) Per Share From Continuing Operations Attributable To Weatherford	0.25	(0.29)	0.12	1.67	1.29

Balance Sheet Data:
Total Assets	$21,051	$19,199	$18,782	$16,555	$13,222
Long-term Debt	6,286	6,530	5,847	4,564	3,066
Shareholders' Equity	9,345	9,118	9,175	7,936	7,185
Cash Dividends Per Share	—	—	—	—	—

Item 7.  Management's Discussion and Analysis of Financial Condition and Results of Operations

Our Management's Discussion and Analysis of Financial Condition and Results of Operations ("MD&A") begins with an executive overview which provides a general description of our Company today, a synopsis of industry market trends, insight into management's perspective of the opportunities and challenges we face and our outlook for 2012.  Next, we analyze the results of our operations for the last three years, including the trends in our business.  Then we review our cash flows and liquidity, capital resources and contractual commitments.  We conclude with an overview of our critical accounting judgments and estimates and a summary of recently issued accounting pronouncements.
The "Company," "we," "us" and "our" refer to Weatherford International Ltd., a Swiss joint-stock corporation, or, prior to February 26, 2009, to Weatherford International Ltd., a Bermuda exempted company, which, as of that date, became a direct, wholly owned subsidiary of Weatherford International Ltd., a Swiss joint-stock corporation, in either case on a consolidated basis.
As discussed in "Item 8. Financial Statements and Supplementary Data – Notes to Consolidated Financial Statements – Note 2 — Restatement of the Consolidated Financial Statements," we have restated our previously issued audited consolidated financial statements for fiscal years ended December 31, 2011, 2010 and 2009 and our unaudited condensed consolidated financial statements for each of the quarters within 2011 and 2010.  Accordingly, Management's Discussion and Analysis of Financial Condition and Results of Operations have been revised for the effects of the restatement.
The following discussion should be read in conjunction with our restated Consolidated Financial Statements and Notes thereto included in "Item 8. Financial Statements and Supplementary Data."  Our discussion includes various forward-looking statements about our markets, the demand for our products and services and our future results.  These statements are based on certain assumptions we consider reasonable.  For information about these assumptions, you should refer to the section entitled "Item 1. Business – Forward-Looking Statements" and the section "Item 1A. – Risk Factors".
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
We conduct operations in over 100 countries and have service and sales locations in nearly all of the oil and natural gas producing regions in the world.  Our operational performance is segmented and reviewed on a geographic basis and we report the following regions as separate, distinct reporting segments: (1) North America; (2) Latin America; (3) Europe/SSA/Russia; and (4) MENA/Asia Pacific.

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

(a)	Price per barrel as of the last business day of the year indicated – Source: Thomson Reuters
(b)	Price per MM/BTU as of the last business day of the year indicated – Source: Thomson Reuters
(c)	Average rig count for December – Source: Baker Hughes Rig Count and other third-party data

Oil prices fluctuated during 2011, ranging from a high of $113.93 per barrel at the end of April to a low of $75.67 per barrel in early October.  Natural gas ranged from a high of $4.87 MM/BTU in early June to a low of $2.99 MM/BTU at the end of December.  Factors influencing oil and natural gas prices during the period include hydrocarbon inventory levels, realized and expected global economic growth, realized and expected levels of hydrocarbon demand, levels of spare production capacity within the Organization of Petroleum Exporting Countries ("OPEC"), weather and geopolitical uncertainty.
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
Outlook
We believe the long-term outlook for our businesses is favorable.  As decline rates accelerate and reservoir productivity complexities increase, our clients will face growing challenges securing desired rates of production growth.  These challenges increase our customers' requirements for technologies that improve productivity and efficiency and increase demand for our products and services.  These phenomena provide us with a positive outlook over the longer term.

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

Similar to 2011, Latin America should continue to grow revenue and profitability in 2012 with activity improvements expected in Argentina, Brazil, Colombia, Mexico and Venezuela.  In the Eastern Hemisphere, we expect 2012 to be a better year than 2011 with revenue growth in Europe and Russia and stronger activity levels in Iraq, Kuwait and Saudi Arabia, as well as Australia and China.  In addition, our ability to grow our business aggressively will rely on our demonstration of a high level of operational efficacy for our clients including the efficiency of mobilization related to planned startups.  The recruitment, training and retention of personnel will also be a critical factor in growing our businesses. The continued and increasing strength of the industry, including client spending, will be highly dependent on many external factors, such as world economic and political conditions, member-country quota compliance within OPEC and weather conditions, including the factors described under "—Forward-Looking Statements."
Results of Operations

The following charts contain selected financial data comparing our consolidated and segment results from operations for 2011, 2010 and 2009.  See "Notes to Consolidated Financial Statements – Note 18 – Segment Information" for additional information regarding variances in operating income.
	Year Ended December 31,
	2011	2010	2009
	(Restated)	(Restated)	(Restated)
	(In millions, except per share data)
Revenues:
North America	$6,023	$4,167	$2,762
MENA/Asia Pacific	2,441	2,451	2,373
Europe/SSA/Russia	2,298	1,984	1,619
Latin America	2,226	1,619	2,079
	12,988	10,221	8,833
Operating Income (Expense):
North America	1,259	693	191
MENA/Asia Pacific	25	264	445
Europe/SSA/Russia	287	240	223
Latin America	254	51	277
Research and Development	(245)	(216)	(196)
Corporate	(177)	(172)	(177)
Revaluation of Contingent Consideration	—	13	24
Other Items	(96)	(99)	(100)
	1,307	774	687

Interest Expense, Net	(453)	(406)	(367)
Bond Tender Premium	—	(54)	—
Devaluation of Venezuelan Bolivar	—	(64)	—
Other, Net	(107)	(53)	(44)

Provision for Income Tax	(542)	(396)	(163)

Net Income per Diluted Share	0.25	(0.29)	0.12

Depreciation and Amortization	1,136	1,048	909

Revenues
The following chart contains the percentage distribution of our consolidated revenues by product line for 2011, 2010 and 2009:
	Year Ended December 31,
	2011	2010	2009

Artificial Lift Systems	17%	15%	14%
Stimulation and Chemicals Services	17	12	8
Drilling Services	17	17	16
Well Construction	12	14	15
Integrated Drilling	11	12	14
Completion Systems.	8	8	11
Drilling Tools	6	8	8
Wireline and Evaluation Services	6	6	6
Re-entry and Fishing	5	6	6
Pipeline and Specialty Services	1	2	2
Total	100%	100%	100%

Consolidated revenues increased $2.8 billion, or 27%, in 2011 compared to 2010.  North American revenues increased $1.9 billion, or 45%, compared to the prior year, on a 15% increase in rig count.  International revenues increased $911 million, or 15%, on a 6% rig count increase.  Latin America was the strongest contributor to our year-over-year international revenue growth.  From a product line perspective, our artificial lift, drilling services and stimulation and chemicals product lines experienced the strongest growth in 2011.
Consolidated revenues increased $1.4 billion, or 16%, in 2010 as compared to 2009.  North American revenue increased $1.4 billion, or 51%, in 2010 when compared to the prior year, on a 42% increase in rig count.  International revenues were essentially flat compared to 2009.   An 11% increase in Eastern Hemisphere revenues was offset by a decline in Latin America.  Our artificial lift, drilling services and stimulation and chemicals product lines were strong contributors to the year-over-year increase.
Operating Income
Consolidated operating income increased $533 million, or 69%, in 2011 compared to 2010.  Our operating segments contributed $577 million of the increase.  This incremental operating income was partially offset by a $29 million increase in research and development expenditures, a $5 million increase in corporate general and administrative expenses and a $13 million decrease in the gain recognized on the revaluation of contingent consideration associated with the OFS acquisition.  Research and development expenditures represented a consistent 2% of revenues in both 2010 and 2011.  The increase in our corporate general and administrative expenses is primarily attributable to increased professional services fees.  The revaluation of contingent consideration associated with the 2009 OFS acquisition resulted in the recognition of a $13 million gain in 2010 prior to our settlement of the contingent consideration terms in November 2010.

Consolidated operating income increased $87 million, or 13%, in 2010 as compared to 2009. Our operating segments contributed $112 million of incremental operating income during 2010 as compared to the prior year.  This incremental income was partially offset a $20 million increase in research and development expenditures of over 2009. Research and development expenditures represented a consistent 2% of revenues in both years. The revaluation of contingent consideration associated with the OFS acquisition offset $11 million of the incremental operating income contributed by our operating segments, as we recognized a gain of $13 million in 2010 compared to a gain of $24 million in 2009.

We incurred $96 million of other items during 2011, which included income tax restatement and material weakness remediation expenses of $21 million, $10 million of costs incurred in connection with on-going investigations by the U.S. government, $9 million associated with the termination of a corporate consulting contract and severance, exit and other charges totaling $56 million.

We incurred $99 million of other items during 2010, which include a $38 million charge related to our Supplemental Executive Retirement Plan ("SERP") which was frozen on March 31, 2010, $61 million in severance and facility closure costs and $7 million in legal and professional fees incurred in connection with our on-going investigations.  These charges were offset by a $7 million benefit related to the reversal of prior cost accruals for our exit from sanctioned countries.

We incurred $100 million of other items during 2009, comprised of $45 million in legal and professional fees incurred in connection with our on-going investigations, $51 million in severance and facility closure costs and $4 million for unusable assets and cost accruals in certain sanctioned countries.
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

Interest Expense, Net
Interest expense, net increased $47 million, or 12% in 2011 compared to 2010.  This increase was primarily the result of replacing our short-term debt with higher-rate senior notes through the debt offering and bond tender completed in the second half of 2010, as well as due to increased levels of debt.
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
Other Expense, Net
Other expense, net increased $54 million in 2011 compared to 2010, mostly due to an increase in foreign currency exchange losses incurred as the result of the strengthening U.S. dollar.  Other expense, net increased $9 million, or 20% in 2010 compared to 2009. This increase was also due to the weakening of foreign currencies to the U. S. dollar.
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
Our provision for income taxes was $542 million in 2011, $396 million in 2010 and $163 million in 2009, which resulted in an effective tax rate of 73%, 201% and 59%, respectively.   Our provision for income taxes was significantly impacted by discrete tax expense items in each of these years.  In 2011, we recognized $20 million of withholding tax on the redemption of equity in one of our U.S. subsidiaries; in 2010, we recognized $124 million of tax expense related to the reorganization of our operations in Latin America; and, in 2009, we recognized a benefit of $34 million related to the reorganization of our international operations.  Our provision for income taxes was impacted by increases in our reserves for uncertain tax positions of $77 million in 2011, $79 million in 2010 and $62 million in 2009 and valuation allowances of $29 million recognized in 2011, $55 million recognized in 2010 and $38 million recognized in 2009.  Excluding these items, our effective tax rate was 56% in 2011, 70% in 2010 and 35% in 2009.
The relationship between our pre-tax income or loss from continuing operations and our income tax benefit or provision varies from period to period as a result of various factors which include, in addition to the discrete items discussed above, changes in total pre-tax income or loss, the jurisdictions in which our income is earned, the tax laws in those jurisdictions and in our operating structure.  Our income derived in Switzerland is taxed at a rate of 7.83%; however, our effective rate, even after excluding the transactional and discrete items discussed above, is substantially above the Swiss statutory tax rate as the majority of our operations are taxed in jurisdictions with much higher tax rates.
Our effective tax rate for these periods was further negatively impacted by the taxing regimes in certain countries and our operating structure.  Several of the countries in which we operate, primarily in our MENA/Asia Pacific segment, tax us based on "deemed", rather than actual, profits.  We are not currently profitable in certain of those countries, which results in us accruing and paying taxes based on a "deemed profit" instead of recognizing no tax expense or potentially recognizing a tax benefit.  Our operating structure results in us paying withholding taxes on intercompany charges for items such as rentals, management fees, royalties, and interest as well as on applicable third party transactions.  Such withholding taxes were $94 million in 2011, $76 million in 2010 and $70 million in 2009.  We also incur pre-tax losses in certain jurisdictions that do not have a corporate income tax and thus we are not able to recognize an income tax benefit on those losses.
 In addition to the transaction and structural causes discussed above, our effective tax rate decreased from 2010 to 2011 due to higher pre-tax income and changes in our geographic earnings mix.  Our effective tax rate will generally be lower in periods of higher pre-tax earnings as the rate impact of certain of the items discussed above is mitigated by the higher earnings.  Our effective tax rate increased from 2009 to 2010 due primarily to lower pre-tax income and changes in our geographic earnings mix.

Restatement of Interim Financial Statements
We have restated all interim quarterly periods of 2011 and 2010 to correct errors noted in the Company's accounting for income taxes.  In addition to the adjustments recorded to address our income tax errors, we recorded other adjustments to correct previously identified immaterial errors affecting operating income.  The following paragraphs update our Management's Discussion and Analysis for the interim periods ended March 31, June 30, September 30 and annual periods ended December 31, 2011 and 2010.  The tables below present the adjustments to the quarterly provision for income taxes presented in our  Form 10-K filed March 15, 2012.

	2011 Quarters
	First	Second	Third	Fourth	Total
	(In millions)

Provision for Income Taxes, as Reported	$46	$76	$143	$221	$486
Adjustment	—	24	2	30	56
Restated	$46	$100	$145	$251	$542

	2010 Quarters
	First	Second	Third	Fourth	Total
			(In millions)

Provision for Income Taxes, as Reported	$5	$46	$59	$229	$339
Adjustment	11	17	17	12	57
Restated	$16	$63	$76	$241	$396

Restated results for 2011 include a decrease in net income attributable to Weatherford of approximately $7 million, $25 million, $9 million and $32 million for the first, second, third and fourth quarters, respectively. The $56 million correction of income tax expense in 2011 resulted from an additional $59 million of reserves for uncertain tax positions and a net benefit of $3 million resulting from adjustments to our current and deferred tax accounts.

The $57 million correction of income tax expense in 2010 resulted from an additional $55 million of reserves for uncertain tax positions and a benefit of $2 million from other net adjustments to our current and deferred tax accounts.  The correction of these tax errors and the immaterial errors impacting operating income resulted in a reduction to net income of approximately $13 million, $18 million, $19 million and $15 million for the first, second, third and fourth quarters, respectively.

The following quarterly MD&A reflects the impact of the restatement adjustments.

For the three months ended March 31, 2011, we had a tax provision of $46 million on income before taxes of $78 million. Our tax provision for the three months ended March 31, 2011 includes discrete tax benefits of $6 million. For the three months ended March 31, 2010, we had a tax provision of $16 million on a pretax loss of $62 million that includes curtailment expense for our SERP for which no related tax benefit was recorded. Our tax provision for the three months ended March 31, 2010 includes the tax impact of changes in our geographic earnings mix, which is partially offset by a tax benefit related to the devaluation of the Venezuelan bolivar.

For the three and six months ended June 30, 2011, we had a tax provision of $100 million and $146 million on income before taxes of $156 million and $234 million, respectively. Our tax provision for the three and six months ended June 30, 2011 includes discrete tax benefits of $12 million and $18 million, respectively.

For the three months ended June 30, 2010, we had a tax provision of $63 million on a pretax loss of $6 million that includes an $82 million loss on the fair value adjustment to the put option issued in connection with the OFS acquisition for which no tax benefit has been recorded. For the six months ended June 30, 2010, we had a tax provision of $79 million on a pretax loss of $68 million that includes the loss related to the put option issued in connection with the OFS acquisition and curtailment expense on our SERP for which no related tax benefit was recorded. Our tax provision for the six months ended June 30, 2010 also includes the tax impact of changes in our geographic earnings mix, partially offset by a tax benefit related to the devaluation of the Venezuelan bolivar.

For the three and nine months ended September 30, 2011, we had a tax provision of $145 million and $291 million on income before taxes of $269 million and $503 million, respectively. Our tax provision for the three and nine months ended September 30, 2011 includes discrete tax benefits of $12 million and $30 million, respectively.

For the three months ended September 30, 2010, we had a tax provision of $76 million on income before taxes of $151 million. Our income before taxes for the three months ended September 30, 2010 includes a $90 million gain on the fair value adjustment to the put option issued in connection of the OFS acquisition for which no tax expense was recorded. For the nine months ended September 30, 2010, we had a provision of $155 million on income before taxes of $83 million that includes curtailment expense on our SERP for which no related tax benefit was recorded. Our tax provision for the nine months ended September 30, 2010 includes the tax impact of changes in our geographic earnings mix, which is partially offset by a tax benefit related to the devaluation of the Venezuelan bolivar.

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
Operating income grew $566 million or 82%, in 2011 compared to 2010.  Operating margins grew to 21% in the current year, compared to 17% in 2010.  Increases in volume and pricing contributed to the improved margins over the comparable period of the prior year.
Operating income increased $502 million, or 263% in 2010 as compared to the prior year.  Operating margins were 17% in 2010 compared to 7% in 2009.  The increase in operating income and margins is attributable to increased onshore activity in the U.S., the realization of prior cost reduction efforts, a more favorable sales mix and improved pricing.

 MENA/Asia Pacific
MENA/Asia Pacific revenues decreased $10 million, or less than 1%, during 2011 compared to 2010. Rig count for the region was essentially flat for the period.  The decline in revenues is in part attributable to the political turmoil in the Middle East and North Africa and the deconsolidation of three joint ventures.  Our artificial lift systems and integrated drilling product lines were the strongest contributors in the region and served to mitigate the decline.

MENA/Asia Pacific revenues increased $78 million, or 3%, in 2010 as compared to 2009 with a 7% increase in rig count over the comparable period.  Within the region our integrated drilling product line continued as the strongest performer from a service line perspective.

Operating income decreased $239 million, or 91%, during 2011 as compared to 2010.  Operating margins were 1% in 2011, compared to 11% in 2010.  The results for the year ended December 31, 2011, were negatively impacted by the conflict in Libya and the political disturbances in other parts of the Middle East and North Africa.  Following an assessment of our assets in Libya we recognized an expense of $67 million primarily to establish a reserve against accounts receivable, inventory and machinery and equipment.

Operating income decreased $181 million, or 41%, during 2010 compared to the prior year. Operating margins decreased from 19% in 2009 to 11% in 2010.  The decline in operating income and margins was primarily the result of higher mobilization costs and operating delays related to operations in certain countries as well as a full year's impact of lower pricing and a less favorable sales mix.

Europe/SSA/Russia
Revenues in our Europe/SSA/Russia segment increased $314 million, or 16%, in 2011 compared to the prior year with a 22% rig count increase over the comparable period. Our drilling services and stimulation and chemicals product lines were the strongest contributors to the year-over-year growth.
Revenues in our Europe/SSA/Russia segment increased $365 million, or 23%, in 2010 compared to the prior year compared to a 34% rig count increase over the comparable period.  The increase in revenue was largely attributable to our acquisition of OFS in July 2009.
Operating income increased $47 million, or 20%, during the current year compared to the prior year.  Operating margins were 13% in 2011 and 12% in 2010.
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
Latin America
Latin American revenues grew $607 million, or 38%, in the current year compared to the prior year, outpacing an 11% increase in average rig count for the region.  The increase in revenue was mostly due to improved demand in our artificial lift, drilling services and stimulation and chemicals product lines.  Geographically, Colombia, Mexico and Venezuela had significant revenue improvements.
Revenues in our Latin American segment decreased $460 million, or 22%, in 2010 as compared to 2009 against an average rig count increase of 8% over the comparable period.   The decline in revenue was due to reduced project activity in Mexico, while Brazil and Colombia posted strong operational results partially offsetting the decline in Mexico.
Operating income for Latin America increased $203 million, or 398%, in 2011 as compared to 2010.  Operating margins were 11% in the current year, compared to 3% in 2010.  A main driver of this increase was the resumption of drilling activity on our project work in Mexico, which had slowed to near zero in 2010.

Operating income decreased $226 million, or 82% in 2010 over 2009. Operating margins decreased from 13% in 2009 to 3% in 2010.   The decline in operating income and operating margins is attributable to the reduced scale of project work in Mexico and the revisions to our profitability estimates on project management contracts in the country.  During the quarter ended September 30, 2010, we incurred a $76 million charge for revisions to our profitability estimates on our project management contracts in Mexico, as the client requested a slowdown in drilling activity to near zero while they re-evaluated the pace of drilling and capital expenditures in the current year.  As a result, the contracts will take longer to complete than originally estimated.  In addition, a $32 million reserve was taken against accounts receivable balances in Venezuela in light of the country's economic prognosis.
Liquidity and Capital Resources
Sources of Liquidity
Our sources of available liquidity include cash and cash equivalent balances, cash generated from operations, commercial paper and committed availabilities under bank lines of credit.  We also historically have accessed banks for short-term loans from uncommitted borrowing arrangements and the capital markets with debt, equity and convertible bond offerings.  From time to time we may enter into transactions to factor accounts receivable or dispose of businesses or capital assets that are no longer core to our long-term growth strategy.

Committed Borrowing Facility
Prior to July 2011, we maintained a $1.75 billion unsecured, revolving credit agreement (the "Credit Agreement") with JPMorgan Chase Bank, N.A., as administrative agent.  On July 13, 2011, we amended the Credit Agreement to increase the facility size from $1.75 billion to $2.25 billion, extend the scheduled maturity date from October 15, 2013 to July 13, 2016 and decrease interest rate margins under the facility.  The Credit Agreement, as amended, can be used for a combination of borrowings, support for our $1.5 billion commercial paper program and issuances of letters of credit. This agreement requires that we maintain a ratio of debt-to-total capitalization ratio of less than 60% and it limits our total debt to $10 billion while our financial reporting is not current. We were in compliance with this covenant at December 31, 2011.
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

Accounts Receivable Factoring

In 2010, we entered into an accounts receivable factoring program to sell accounts receivable related to Latin America to third party financial institutions.  We sold approximately $395 million under this program during 2010. These transactions qualified for sale accounting under the accounting standards. The proceeds received through December 31, 2010 were included in operating cash flows in our Consolidated Statements of Cash Flows.

We sold approximately $65 million under this program during 2011, received cash totaling $64 million and recognized a loss of $1 million on these sales.  These transactions qualified for sale accounting under the accounting standards.  The proceeds received on the initial sale and collection of the deferred amounts through December 31, 2011 are included in operating cash flows in our Consolidated Statements of Cash Flows.

Secured Loan Agreement

In June 2010, we entered into a secured loan agreement with a third-party financial institution and received proceeds of $180 million.  The note bears interest at a rate of 4.82% and is being repaid in monthly installments over seven years.  The loan is secured by assets located in the United States, and is included in long-term debt on our Consolidated Balance Sheets.

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

(a)
Amounts represent the expected cash payments of principal associated with our long-term debt.  These amounts do not include the unamortized discounts or deferred gains on terminated interest rate swap agreements.

Due to the uncertainty with respect to the timing of future cash flows associated with our uncertain tax positions at December 31, 2011, we are unable to make reasonably reliable estimates of the period of cash settlement with the respective taxing authorities. Therefore, $413 million in uncertain tax positions, including interest and penalties, have been excluded from the contractual obligations table above.

We have defined benefit pension plans covering certain of our U.S. and international employees that provide various pension benefits.  During 2011, we contributed approximately $10 million towards those plans, and for 2012, we anticipate funding $9 million through cash flows from operating activities.

Senior Notes and Bond Tender
In September 2010, we completed a $1.4 billion long-term debt offering comprised of (1) $800 million of 5.125% Senior Notes due in 2020 ("5.125% Senior Notes") and (2) $600 million of 6.75% Senior Notes due in 2040 ("6.75% Senior Notes").  Net proceeds of $1.386 billion were used to fund our bond tender offer that commenced in September 2010 and repay short-term borrowings on our revolving credit facilities.
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
In July 2011, the Company entered into interest rate swap agreements to pay a variable interest rate and receive a fixed interest rate with an aggregate notional amount of $300 million.  These agreements are designed as fair value hedges of our 6.35% Senior Notes and are determined to be highly effective.  The impacts of any ineffectiveness were not material to the Consolidated Statements of Operations as the changes in the fair values of the interest rate swaps were offset by changes in fair values of the underlying debt.  The aggregate fair value of the interest rate swaps at December 31, 2011 resulted in an asset of $13 million, with a corresponding increase to Long-term Debt on the accompanying Consolidated Balance Sheets.

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
Off Balance Sheet Arrangements
Guarantees
Weatherford Switzerland is the ultimate parent of the Weatherford group, guarantees the obligations of Weatherford Bermuda and Weatherford International, Inc. incorporated in Delaware ("Weatherford Delaware") noted below.

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

Critical Accounting Policies and Estimates
Our discussion and analysis of our financial condition and results of operation is based upon our consolidated financial statements.  We prepare these financial statements in conformity with U.S. Generally Accepted Accounting Principles.  As such, we are required to make certain estimates, judgments and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the periods presented.  We base our estimates on historical experience, available information and various other assumptions we believe to be reasonable under the circumstances.  On an on-going basis, we evaluate our estimates; however, actual results may differ from these estimates under different assumptions or conditions.  The accounting policies we believe require management's most difficult, subjective or complex judgments and are the most critical to our reporting of results of operations and financial position are as follows:
Business Combinations, Goodwill and Indefinite-Lived Intangible Assets
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
We had goodwill totaling $4.4 billion at December 31, 2011 and $4.3 billion at December 31, 2010. Goodwill impairment is evaluated using a two-step process. The first step of the goodwill impairment test involves a comparison of the fair value of each of our reporting units with their carrying values. Our reporting units are based on our regional structure and consist of the United States, Canada, Latin America, Europe, SSA, Russia, MENA and Asia Pacific. If the carrying amount of a reporting unit exceeds its fair value, the second step of the goodwill impairment test shall be performed. The second step compares the implied fair value of the reporting unit's goodwill to the carrying amount of its goodwill to measure the amount of impairment loss.
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
None of our reporting units failed the first step of our impairment test during 2011, as their fair values were in excess of their carrying value.  The fair values of our Middle East/North Africa, Russia, SSA and Latin America reporting units were closest to their carrying values and were in excess of their carrying values in a range from 15% to 23% at December 31, 2011.  The goodwill at December 31, 2011 for these reporting units was as follows: MENA - $508 million; Russia - $283 million; SSA - $77 million; and Latin America - $384 million.
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
Long-lived assets to be held and used by us are reviewed to determine whether any events or changes in circumstances indicate that we may not be able to recover the carrying amount of the asset.  Factors that might indicate a potential impairment may include, but are not limited to, significant decreases in the market value of the long-lived asset, a significant change in the long-lived asset's physical condition, the introduction of competing technologies, legal challenges, a change in industry conditions or a reduction in cash flows associated with the use of the long-lived asset.  If these or other factors exist that indicate the carrying amount of the asset may not be recoverable, we determine whether an impairment has occurred through the use of an undiscounted cash flow analysis.  The undiscounted cash flow analysis consists of estimating the future cash flows that are directly associated with, and are expected to arise from, the use and eventual disposition of the asset over its remaining useful life.  These cash flows are inherently subjective and require significant estimates based upon historical experience and future expectations such as budgets and internal projections.  If the undiscounted cash flows do not exceed the carrying value of the long-lived asset, an impairment has occurred, and we recognize a loss for the difference between the carrying amount and the estimated fair value of the asset.  The fair value of the asset is measured using market prices, or in the absence of market prices, is based on an estimate of discounted cash flows.  Cash flows are generally discounted at an interest rate commensurate with our weighted average cost of capital for a similar asset.
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

Measurements of progress are generally output based and are related to physical progress or costs incurred, depending upon the nature of the contract.  At the outset of each contract, we prepare a detailed analysis of our estimated cost to complete the project.  Risks related to service delivery, usage, productivity, and other factors are considered in the estimation process.  Our personnel periodically evaluate the estimated costs, claims, change orders, and percentage of completion at the contract level.  The recording of profits and losses on long-term contracts requires an estimate of the total profit or loss over the life of each contract.  This estimate requires consideration of total contract value, change orders, and claims, less costs incurred and estimated costs to complete.  There are many factors that impact future costs, including but not limited to weather, inflation, client activity levels and budgeting constraints, labor and community disruptions, timely availability of materials, productivity, and other factors as outlined in our "Risk Factors."  During the quarter ended September 30, 2010, we incurred a $76 million charge for revisions to our profitability estimates on our project management contracts in Mexico, as the client requested a slowdown in drilling activity to near zero while they re-evaluated the pace of drilling and capital expenditures in the current year.  As a result, the contracts will take longer to complete than originally estimated.  Anticipated losses on contracts are recorded in full in the period in which they become evident.  Profits are recorded based upon the total estimated contract profit multiplied by the current estimated percentage complete for the contract.

Income Taxes
We take into account the differences between the financial statement treatment and tax treatment of certain transactions.  Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases.  Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.  The effect of a change in tax rates is recognized as income or expense in the period that includes the enactment date.  Our provisions for income taxes for 2011, 2010 and 2009 were $542 million, $396 million and $163 million, respectively.
We recognize the impact of an uncertain tax position taken or expected to be taken on an income tax return in the financial statements at the largest amount that is more likely than not to be sustained upon examination by the relevant taxing authority.

We operate in over 100 countries through various legal entities.  As a result, we are subject to numerous tax laws in the jurisdictions, and tax agreements and treaties among the various taxing authorities.  Our operations in these jurisdictions in which we operate are taxed on various bases:  income before taxes, deemed profits (which is generally determined using a percentage of revenues rather than profits), withholding taxes based on revenue, and other alternative minimum taxes.  The calculation of our tax liabilities involves consideration of uncertainties in the application and interpretation of complex tax regulations in a multitude of jurisdictions across our global operations.  We recognize potential liabilities and record tax liabilities for anticipated tax audit issues in the U.S. and other tax jurisdictions based on our estimate of whether, and the extent to which, additional taxes will be due.  As of December 31, 2011, we had recorded reserves for uncertain tax positions of $292 million, excluding accrued interest and penalties of $121 million. The tax liabilities are reflected net of realized tax loss carryforwards.  We adjust these reserves upon specific events; however, due to the complexity of some of these uncertainties, the ultimate resolution may result in a payment that is different from our current estimate of the tax liabilities.  If our estimate of tax liabilities proves to be less than the ultimate assessment, an additional charge to expense would result.  If payment of these amounts ultimately proves to be less than the recorded amounts, the reversal of the liabilities would result in tax benefits being recognized in the period when the contingency has been resolved and the liabilities are no longer necessary.  Changes in tax laws, regulations, agreements and treaties, foreign currency exchange restrictions or our level of operations or profitability in each taxing jurisdiction could have an impact upon the amount of income taxes that we provide during any given year.
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
As of December 31, 2011, our gross deferred tax assets were $798 million before a related valuation allowance of $201 million.  As of December 31, 2010, our gross deferred tax assets were $729 million before a related valuation allowance of $173 million.
For a more comprehensive list of our accounting policies, see "Item 8. Financial Statements and Supplementary Data – Notes to Consolidated Financial Statements – Note 1."
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

In April 2011, the Financial Accounting Standards Board ("FASB") issued new guidance to achieve common fair value measurement and disclosure requirements between U.S. Generally Accepted Accounting Principles and International Financial Reporting Standards. This new guidance amends current fair value measurement and disclosure guidance to include increased transparency around valuation inputs and investment categorization. This new guidance is effective for fiscal years and interim periods beginning after December 15, 2011. We do not believe our adoption of the new guidance will have an impact on our consolidated financial position, results of operations or cash flows.

In June 2011, the FASB issued new guidance on the presentation of comprehensive income. The new guidance allows an entity to present components of net income and other comprehensive income in one continuous statement, referred to as the statement of comprehensive income, or in two separate, but consecutive statements. The new guidance eliminates the current option to report other comprehensive income and its components in the statement of changes of shareholders' equity. While the new guidance changes the presentation of comprehensive income, there are no changes to the components that are recognized in net income or other comprehensive income under current accounting guidance.  Subsequently, in December 2011, the FASB modified the June guidance to defer the requirement that companies present reclassification adjustments for each component of Accumulated Other Comprehensive Income (Loss) in both net income and other comprehensive income. This guidance, with the exception of the deferral, is effective for fiscal years and interim periods beginning after December 15, 2011.

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

Assets and liabilities of entities for which the functional currency is the local currency are translated into U.S. dollars using the exchange rates in effect at the balance sheet date, resulting in translation adjustments that are reflected in Accumulated Other Comprehensive Income (Loss) in the shareholders' equity section on our Consolidated Balance Sheets.  A portion of our net assets are impacted by changes in foreign currencies in relation to the U.S. dollar.  We recorded a $118 million adjustment to decrease our equity account for 2011 to reflect the change in the U.S. dollar against various foreign currencies.
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

Item 8.  Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of Weatherford International Ltd. and Subsidiaries

We have audited the accompanying consolidated balance sheets of Weatherford International Ltd. and Subsidiaries as of December 31, 2011 and 2010, and the related consolidated statements of operations, shareholders' equity, and cash flows for each of the three years in the period ended December 31, 2011.  Our audits also included the financial statement schedule listed in the Index at Item 15. These financial statements and schedule are the responsibility of the company's Board of Directors and management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

As discussed in Note 2, the consolidated financial statements have been restated to correct errors in the income tax accounts.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Weatherford International Ltd.'s internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 15, 2012 expressed an adverse opinion thereon.

/s/ Ernst & Young LLP

Houston, Texas
March 15, 2012, except for Note 2, as to
which the date is December 17, 2012

WEATHERFORD INTERNATIONAL LTD. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	December 31,
	2011	2010
	(Restated)	(Restated)
	(In millions, except par value)
Current Assets:
Cash and Cash Equivalents	$371	$416
Accounts Receivable, Net of Allowance for Uncollectible Accounts of $91 in 2011 and $59 in 2010	3,233	2,629
Inventories	3,158	2,590
Current Deferred Tax Assets	274	257
Other Current Assets	695	603
Total Current Assets	7,731	6,495

Property, Plant and Equipment
Land, Buildings and Leasehold Improvements	1,369	1,160
Rental and Service Equipment	8,867	7,977
Machinery and Other	2,074	2,033
	12,310	11,170
Less: Accumulated Depreciation	5,023	4,225
	7,287	6,945

Goodwill	4,423	4,279
Other Intangible Assets	711	728
Equity Investments	616	540
Other Non-current Assets	283	212
Total Assets	$21,051	$19,199

Current Liabilities:
Short-term Borrowings and Current Portion of Long-term Debt	$1,320	$235
Accounts Payable	1,571	1,335
Accrued Salaries and Benefits	402	330
Income Taxes Payable	178	103
Other Current Liabilities	812	698
Total Current Liabilities	4,283	2,701

Long-term Debt	6,286	6,530
Other Non-current Liabilities	1,137	850
Total Liabilities	11,706	10,081

Shareholders' Equity:
Shares Par Value 1.16 Swiss Francs: Authorized 1,139 Shares, Conditionally Authorized 379 Shares at December 31, 2011 and 2010, Issued 765 Shares, at December 31, 2011; Issued 758 Shares at December 31, 2010	769	761
Capital in Excess of Par Value	4,675	4,617
Treasury Shares, at Cost	(334)	(478)
Retained Earnings	4,134	3,949
Accumulated Other Comprehensive Income (Loss)	80	202
Weatherford Shareholders' Equity	9,324	9,051
Noncontrolling Interests	21	67
Total Shareholders' Equity	9,345	9,118
Total Liabilities and Shareholders' Equity	$21,051	$19,199

The accompanying notes are an integral part of these consolidated financial statements.

WEATHERFORD INTERNATIONAL LTD. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2011	2010	2009
	(Restated)	(Restated)	(Restated)
	(In millions, except per share amounts)
Revenues:
Products	$4,884	$3,580	$2,921
Services	8,104	6,641	5,912
	12,988	10,221	8,833
Costs and Expenses:
Cost of Products	3,742	2,637	2,311
Cost of Services	5,936	4,953	4,153
Research and Development	245	216	196
Selling, General and Administrative Attributable to Segments	1,532	1,404	1,260
Corporate General and Administrative	226	237	226
	11,681	9,447	8,146

Operating Income	1,307	774	687
Other Income (Expense):
Interest Expense, Net	(453)	(406)	(367)
Bond Tender Premium	—	(54)	—
Devaluation of Venezuelan Bolivar	—	(64)	—
Other, Net	(107)	(53)	(44)

Income Before Income Taxes	747	197	276
Provision for Income Taxes	(542)	(396)	(163)
Net Income (Loss)	205	(199)	113
Net Income Attributable to Noncontrolling Interests	(16)	(18)	(26)
Net Income (Loss) Attributable to Weatherford	$189	$(217)	$87

Earnings (Loss) Per Share Attributable To Weatherford:
Basic	$0.25	$(0.29)	$0.12
Diluted	$0.25	$(0.29)	$0.12

Weighted Average Shares Outstanding:
Basic	753	743	715
Diluted	760	743	723
The accompanying notes are an integral part of these consolidated financial statements.

WEATHERFORD INTERNATIONAL LTD. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

	Issued Shares	Capital In Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Shares	Non-controlling Interests	Total Shareholders' Equity
		(Restated)	(Restated)	(Restated)	(Restated)		(Restated)
				(In millions)
As Reported December 31, 2008	$729	$4,059	$4,122	$(253)	$(759)	$80	$7,978
Restatement Adjustment	—	109	(43)	1	(109)	—	(42)
Balance at December 31, 2008	729	4,168	4,079	(252)	(868)	80	7,936

Comprehensive Income:
Net Income	—	—	87	—	—	26	113
Foreign Currency Translation Adjustment	—	—	—	393	—	—	393
Other, Net of Tax	—	—	—	1	—	—	1
Comprehensive Income			87	394		26	507
Dividends Paid to Noncontrolling Interests	—	—	—	—	—	(30)	(30)
Shares Issued for Acquisitions	32	519	—	—	122	—	673
Equity Awards Granted, Vested and Exercised	—	(46)	—	—	138	—	92
Excess Tax Benefit of Share-Based Compensation Plans	—	4	—	—	—	—	4
Other	—	(10)	—	—	—	3	(7)
Balance at December 31, 2009	761	4,635	4,166	142	(608)	79	9,175

Comprehensive Income:
Net Loss	—	—	(217)	—	—	18	(199)
Foreign Currency Translation Adjustment	—	—	—	3	—	—	3
Defined Benefit Pension Plans, Net of Tax	—	—	—	56	—	—	56
Other, Net of Tax	—	—	—	1	—	—	1
Comprehensive Income			(217)	60		18	(139)
Dividends Paid to Noncontrolling Interests	—	—	—	—	—	(29)	(29)
Shares Issued for Acquisitions	—	(10)	—	—	38	—	28
Equity Awards Granted, Vested and Exercised	—	(8)	—	—	94	—	86
Other	—	—	—	—	(2)	(1)	(3)
Balance at December 31, 2010	761	4,617	3,949	202	(478)	67	9,118

Comprehensive Loss:
Net Income	—	—	189	—	—	16	205
Foreign Currency Translation Adjustment	—	—	—	(118)	—	—	(118)
Defined Benefit Pension Plans, Net of Tax	—	—	—	(5)	—	—	(5)
Other, Net of Tax	—	—	—	1	—	—	1
Comprehensive Loss			189	(122)		16	83
Dividends Paid to Noncontrolling Interests	—	—	—	—	—	(29)	(29)
Shares Issued for Acquisitions	6	63	—	—	65	—	134
Equity Awards Granted, Vested and Exercised	—	(7)	—	—	79	—	72
Excess Tax Benefit of Share-Based Compensation Plans	—	4	—	—	—	—	4
Deconsolidation of Joint Ventures	—	—	(4)	—	—	(34)	(38)
Other	2	(2)	—	—	—	1	1
Balance at December 31, 2011	$769	$4,675	$4,134	$80	$(334)	$21	$9,345

The accompanying notes are an integral part of these consolidated financial statements.

WEATHERFORD INTERNATIONAL LTD. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2011	2010	2009
	(Restated)	(Restated)	(Restated)
		(In millions)
Cash Flows From Operating Activities:
Net Income (Loss)	$205	$(199)	$113
Adjustments to Reconcile Net Income (Loss) to Net Cash Provided by Operating Activities:
Depreciation and Amortization	1,136	1,048	909
Employee Share-Based Compensation Expense	87	99	110
Bad Debt Expense	52	57	11
(Gain) Loss on Sale of Assets and Businesses, Net	29	30	(14)
Deferred Income Tax Provision (Benefit)	121	82	(112)
Excess Tax Benefits from Share-Based Compensation	(4)	—	(4)
Devaluation of Venezuelan Bolivar	—	64	—
Bond Tender Premium	—	54	—
Supplemental Executive Retirement Plan	—	38	—
Revaluation of Contingent Consideration	—	(13)	(24)
Other, Net	(19)	(18)	(29)
Change in Operating Assets and Liabilities, Net of Effect of Businesses Acquired:
Accounts Receivable	(623)	(190)	94
Inventories	(606)	(359)	(48)
Other Current Assets	(81)	82	(150)
Accounts Payable	242	298	41
Other Current Liabilities	230	(20)	(177)
Other, Net	55	72	(113)
Net Cash Provided by Operating Activities	824	1,125	607

Cash Flows from Investing Activities:
Capital Expenditures for Property, Plant and Equipment	(1,524)	(977)	(1,569)
Acquisitions of Businesses, Net of Cash Acquired	(144)	(144)	(10)
Acquisition of Intellectual Property	(8)	(24)	(28)
Acquisition of Equity Investments in Unconsolidated Affiliates	(14)	(2)	(27)
Proceeds from Sale of Assets and Businesses, Net	31	197	123
Other Investing Activities	(15)	42	—
Net Cash Used by Investing Activities	(1,674)	(908)	(1,511)

Cash Flows From Financing Activities:
Borrowings of Long-term Debt	22	1,580	1,240
Repayments of Long-term Debt	(216)	(721)	(14)
Borrowings (Repayments) of Short-term Debt, Net	992	(834)	(393)
Bond Tender Premium	—	(54)	—
Proceeds from Interest Rate Derivatives	—	—	64
Excess Tax Benefits from Share-Based Compensation	4	—	4
Other Financing Activities, Net	3	(6)	6
Net Cash Provided (Used) by Financing Activities	805	(35)	907

Effect of Exchange Rate Changes on Cash and Cash Equivalents	—	(19)	11

Net Increase (Decrease) in Cash and Cash Equivalents	(45)	163	14
Cash and Cash Equivalents at Beginning of Year	416	253	239
Cash and Cash Equivalents at End of Year	$371	$416	$253

The accompanying notes are an integral part of these consolidated financial statements.

WEATHERFORD INTERNATIONAL LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Summary of Significant Accounting Policies
Organization and Nature of Operations
Weatherford International Ltd., a Swiss joint-stock corporation (together with its subsidiaries and predecessors as a whole or on a regional basis unless the context requires otherwise, "Weatherford," the "Company," "we," "us," and "our"), is one of the world's leading providers of equipment and services used in the drilling, evaluation, completion, production and intervention of oil and natural gas wells.  We operate in over 100 countries, which are located in nearly all of the oil and natural gas producing regions in the world.  Many of our businesses, including those of our predecessor companies, have been operating for more than 50 years.
Our parent company was Weatherford International, Inc., a Delaware corporation ("Weatherford Delaware"), until we moved our incorporation to Bermuda in 2002.  In February 2009, we completed a share exchange transaction in which Weatherford International Ltd., a Bermuda exempted company ("Weatherford Bermuda"), became a wholly-owned subsidiary of Weatherford International Ltd., a Swiss joint-stock corporation ("Weatherford Switzerland"), for purposes of changing the Company's place of incorporation from Bermuda to Switzerland (the "Transaction").  Pursuant to the Transaction, each common share, par value U.S. $1.00 per share, of Weatherford Bermuda was exchanged for one registered share, par value 1.16 Swiss francs ("CHF") per share, of Weatherford Switzerland.  Weatherford Bermuda and Weatherford Delaware continue to be wholly-owned subsidiaries of Weatherford Switzerland.
Principles of Consolidation
The consolidated financial statements include the accounts of Weatherford International Ltd., all wholly-owned subsidiaries, controlled joint ventures and variable interest entities where the Company has determined it is the primary beneficiary for accounting purposes.  When referring to Weatherford and using phrases such as "we" "us" and "our," the intent is to refer to Weatherford International Ltd. and its subsidiaries as a whole or on a regional basis, depending on the context in which the statements are made. All material intercompany accounts and transactions have been eliminated within our consolidated financial statements.
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

WEATHERFORD INTERNATIONAL LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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
Accounts Receivable and Allowance for Uncollectible Accounts
We establish an allowance for uncollectible accounts based on specific customer collection issues we have identified.  Uncollectible accounts receivable are written off when a settlement is reached for an amount less than the outstanding historical balance or when we determine that it is highly unlikely the balance will be collected.
Major Customers and Credit Risk
Substantially all of our customers are engaged in the energy industry.  This concentration of customers may impact our overall exposure to credit risk, either positively or negatively, in that customers may be similarly affected by changes in economic and industry conditions.  We perform ongoing credit evaluations of our customers and do not generally require collateral in support of our trade receivables.  We maintain reserves for potential credit losses, and actual losses have historically been within our expectations.  International sales also present various risks, including risks of war, civil disturbances, and governmental activities that may limit or disrupt markets, restrict the movement of funds, or result in the deprivation of contract rights or the taking of property without fair consideration.  Most of our international sales, however, are to large international or national companies.  During 2011 and 2010, no individual customer accounted for more than 10% of our consolidated revenues. Revenue from Petroleos Mexicanos ("Pemex") accounted for approximately 13% of our consolidated revenues during 2009 and is included in our Latin America segment (see Note 18 — Segment Information ).
Inventories
We value our inventories at lower of cost or market using either the first-in, first-out ("FIFO") or average cost methods.  Cost represents third-party invoice or production cost.  Production cost includes material, labor and manufacturing overhead.
Property, Plant and Equipment
We carry our property, plant and equipment, both owned and under capital lease, at cost less accumulated depreciation.  The carrying values are based on our estimates and judgments relative to capitalized costs, useful lives and salvage value, where applicable.  We expense maintenance and repairs as incurred.  We capitalize expenditures for improvements as well as renewals and replacements that extend the useful life of the asset.  We depreciate our fixed assets on a straight-line basis over their estimated useful lives, allowing for salvage value where applicable.  Our depreciation expense for the years ended December 31, 2011, 2010 and 2009 was $1,035  million, $956 million and $828 million, respectively.  We classify our rig assets as Rental and Service Equipment on the Consolidated Balance Sheets.  The estimated useful lives of our major classes of property, plant and equipment are as follows:
Estimated Useful Lives
Buildings and leasehold improvements	10 – 40 years or lease term
Rental and service equipment	2 – 20 years
Machinery and other	2 – 12 years

WEATHERFORD INTERNATIONAL LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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
Long-Lived Assets
We review our long-lived assets to determine whether any events or changes in circumstances indicate the carrying amount of the assets may not be recoverable.  Factors that might indicate a potential impairment may include, but are not limited to, significant decreases in the market value of the long-lived asset, a significant change in the long-lived asset's physical condition, a change in industry conditions or a reduction in cash flows associated with the use of the long-lived asset.  If these or other factors indicate the carrying amount of the asset may not be recoverable, we determine whether an impairment has occurred through analysis of undiscounted cash flow of the asset at the lowest level that has an identifiable cash flow.  If an impairment has occurred, we recognize a loss for the difference between the carrying amount and the fair value of the asset.  We measure the fair value of the asset using market prices or, in the absence of market prices, based on an estimate of discounted cash flows.  Cash flows are generally discounted using an interest rate commensurate with a weighted average cost of capital for a similar asset.
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

WEATHERFORD INTERNATIONAL LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Insurance
We are self-insured up to certain retention limits for general liability, vehicle liability, group medical and for workers' compensation claims for certain of our employees.  The amounts in excess of the self-insured levels are fully insured, up to a limit.  Self-insurance accruals are based on claims filed and an estimate for significant claims incurred but not reported.
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
Foreign Currency
Results of operations for our foreign subsidiaries with functional currencies other than the U.S. dollar are translated using average exchange rates during the period.  Assets and liabilities of these foreign subsidiaries are translated using the exchange rates in effect at the balance sheet dates, and the resulting translation adjustments are included as Accumulated Other Comprehensive Income (Loss), a component of shareholders' equity.
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
Income Taxes
Income taxes have been provided based upon the tax laws and rates in the countries in which our operations are conducted and income is earned.  Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases.  A valuation allowance for deferred tax assets is recorded when it is more likely than not that some or all of the benefit from the deferred tax asset will not be realized. The impact of an uncertain tax position taken or expected to be taken on an income tax return is recognized in the financial statements at the largest amount that is more likely than not to be sustained upon examination by the relevant taxing authority.
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
Percentage- of- Completion
 Revenue from certain long-term construction type contracts, is reported on the percentage-of-completion method of accounting.  This method of accounting requires us to calculate contract profit to be recognized in each reporting period for each contract based upon our projections of future outcomes, which include:

•	estimates of the available revenue under the contracts;
•	estimates of the total cost to complete the project;
•	estimates of project schedule and completion date;
•	estimates of the extent of progress toward completion; and
•	amount of any change orders or claims included in revenue.

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

In April 2011, the Financial Accounting Standards Board ("FASB") issued new guidance to achieve common fair value measurement and disclosure requirements between U.S. generally accepted accounting principles and International Financial Reporting Standards. This new guidance amends current fair value measurement and disclosure guidance to include increased transparency around valuation inputs and investment categorization. This new guidance is effective for fiscal years and interim periods beginning after December 15, 2011. We do not believe our adoption of the new guidance will have an impact on our consolidated financial position, results of operations or cash flows.

In June 2011, the FASB issued new guidance on the presentation of comprehensive income. The new guidance allows an entity to present components of net income and other comprehensive income in one continuous statement, referred to as the statement of comprehensive income, or in two separate, but consecutive statements. The new guidance eliminates the current option to report other comprehensive income and its components in the statement of changes of shareholders' equity. While the new guidance changes the presentation of comprehensive income, there are no changes to the components that are recognized in net income or other comprehensive income under current accounting guidance.  Subsequently, in December 2011, the FASB modified the June guidance to defer the requirement that companies present reclassification adjustments for each component of accumulated other comprehensive income (loss) in both net income and other comprehensive income. This guidance, is effective for fiscal years and interim periods beginning after December 15, 2011.

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

WEATHERFORD INTERNATIONAL LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2.  Restatement of the Consolidated Financial Statements
We identified a material weakness in our internal controls over the accounting for income taxes during 2010 and 2011 that resulted in material errors in our income tax accounts. The correction of these errors resulted in the restatement of our previously reported financial statements for the years ended December 31, 2009 and 2008, and our condensed consolidated financial statements for each quarter within 2010 and 2009 (the "2010 restatement") and for the years ended December 31, 2010 and 2009 and our condensed consolidated financial statements for each quarter within 2011 and 2010 (the "2011 restatement").  During 2012, in connection with the preparation of our first and second quarter financial statements and our ongoing income tax remediation activities, we identified additional errors related to prior years. Due to the continued accumulation of these errors, the Audit Committee of our Board of Directors concluded, on July 24, 2012,  that investors should no longer rely upon our previously issued financial statements. Management determined that we would delay filing restated financial statements until significant procedures and reviews of our accounting for income taxes were performed. As a result of these additional procedures, we identified additional errors across multiple jurisdictions resulting in an understatement of income tax expense of $56 million, $57 million and $26 million compared to the previously reported results for 2011, 2010 and 2009, respectively.  Errors attributable to 2008 and prior years totaled $47 million. The correction of these errors resulted in further restatement of our previously reported financial statements for the years ended December 31, 2011, 2010 and 2009 and our condensed consolidated financial statements for the first quarter of 2012 and each quarter within 2011 and 2010 (the "2012 restatement"). The following table summarizes the impact of the errors by year.
		Year ended December 31,			2008 and
	Total	2011	2010	2009	Prior
	(In millions)

Uncertain tax positions	$185	$59	$55	$8	$63
Withholding taxes	10	4	9	7	(10)
Current and deferred taxes	(9)	(7)	(7)	11	(6)
Total	$186	$56	$57	$26	$47

In addition to the adjustments recorded to address the errors in our accounting for income taxes, we recorded adjustments to correct for immaterial errors we identified subsequent to issuing our 2011 financial statements.  As a result of these adjustments, income from operations before income taxes decreased by $17 million, $8 million and $11 million in 2011, 2010 and 2009, respectively.

We have also recorded adjustments to correct for errors in how we historically accounted for treasury stock that we issued to employees for stock-based compensation and third parties for acquisitions. While the overall transactions were valued appropriately, the amounts transferred from Treasury Shares to Capital in Excess of Par Value within the Shareholders' Equity section of our balance sheet were incorrect.  As a result, we have reclassified $149 million, $85 million and $8 million from Treasury Shares to Capital in Excess of Par Value as of December 31, 2011, 2010 and 2009, respectively.

The following tables summarize the impact of the 2012 restatement on our previously reported annual results filed on our Annual Report on Form 10-K for the year ended December 31, 2011.  The effect of these adjustments on our 2010 and 2011 quarterly results is shown in Note 19.

WEATHERFORD INTERNATIONAL LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The effects of the restatement on our consolidated statement of operations for the year ended December 31, 2011 are as follows:

	Year Ended December 31, 2011
	Previously Reported	Adjustments	Restated
	(In millions, except per share amounts)
Revenues:
Products	$4,886	$(2)	$4,884
Services	8,104	—	8,104
	12,990	(2)	12,988
Costs and Expenses:
Cost of Products	3,734	8	3,742
Cost of Services	5,931	5	5,936
Research and Development	245	—	245
Selling, General and Administrative Attributable to Segments	1,534	(2)	1,532
Corporate General and Administrative	222	4	226
	11,666	15	11,681

Operating Income	1,324	(17)	1,307
Other Income (Expense):
Interest Expense, Net	(453)	—	(453)
Other, Net	(107)	—	(107)

Income Before Income Taxes	764	(17)	747
Provision for Income Taxes	(486)	(56)	(542)
Net Income	278	(73)	205
Net Income Attributable to Noncontrolling Interests	(16)	—	(16)
Net Income Attributable to Weatherford	$262	$(73)	$189

Earnings Per Share Attributable to Weatherford:
Basic	$0.35	$(0.10)	$0.25
Diluted	$0.34	$(0.09)	$0.25

Weighted Average Shares Outstanding:
Basic	753	—	753
Diluted	760	—	760

WEATHERFORD INTERNATIONAL LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The effects of the restatement on our consolidated statement of operations for the year ended December 31, 2010 are as follows:

	Year Ended December 31, 2010
	Previously Reported	Adjustments	Restated
	(In millions, except per share amounts)
Revenues:
Products	$3,580	$—	$3,580
Services	6,641	—	6,641
	10,221	—	10,221
Costs and Expenses:
Cost of Products	2,633	4	2,637
Cost of Services	4,949	4	4,953
Research and Development	216	—	216
Selling, General and Administrative Attributable to Segments	1,404	—	1,404
Corporate General and Administrative	237	—	237
	9,439	8	9,447

Operating Income	782	(8)	774
Other Income (Expense):
Interest Expense, Net	(406)	—	(406)
Bond Tender Premium	(54)	—	(54)
Devaluation of Venezuelan Bolivar	(64)	—	(64)
Other, Net	(53)	—	(53)

Income Before Income Taxes	205	(8)	197
Provision for Income Taxes	(339)	(57)	(396)
Net Loss	(134)	(65)	(199)
Net Income Attributable to Noncontrolling Interests	(18)	—	(18)
Net Loss Attributable to Weatherford	$(152)	$(65)	$(217)

Loss Per Share Attributable to Weatherford:
Basic	$(0.20)	$(0.09)	$(0.29)
Diluted	$(0.20)	$(0.09)	$(0.29)

Weighted Average Shares Outstanding:
Basic	743	—	743
Diluted	743	—	743

WEATHERFORD INTERNATIONAL LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The effects of the restatement on our consolidated statement of operations for the year ended December 31, 2009 are as follows:

	Year Ended December 31, 2009
	Previously Reported	Adjustments	Restated
	(In millions, except per share amounts)
Revenues:
Products	$2,921	$—	$2,921
Services	5,912	—	5,912
	8,833	—	8,833
Costs and Expenses:
Cost of Products	2,308	3	2,311
Cost of Services	4,153	—	4,153
Research and Development	196	—	196
Selling, General and Administrative Attributable to Segments	1,260	—	1,260
Corporate General and Administrative	226	—	226
	8,143	3	8,146

Operating Income	690	(3)	687

Other Income (Expense):
Interest Expense, Net	(367)	—	(367)
Other, Net	(36)	(8)	(44)

Income Before Income Taxes	287	(11)	276
Provision for Income Taxes	(137)	(26)	(163)
Net Income	150	(37)	113
Net Income Attributable to Noncontrolling Interests	(26)	—	(26)
Net Income Attributable to Weatherford	$124	$(37)	$87

Earnings Per Share Attributable to Weatherford:
Basic	$0.17	$(0.05)	$0.12
Diluted	$0.17	$(0.05)	$0.12

Weighted Average Shares Outstanding:
Basic	715	—	715
Diluted	723	—	723

WEATHERFORD INTERNATIONAL LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The effects of the restatement on our consolidated balance sheet as of December 31, 2011 are as follows:

	As of December 31, 2011
	Previously Reported	Adjustments	Restated
	(In millions)
Current Assets:
Cash and Cash Equivalents	$371	$—	$371
Accounts Receivable	3,235	(2)	3,233
Inventories	3,158	—	3,158
Current Deferred Tax Assets	250	24	274
Other Current Assets	685	10	695
Total Current Assets	7,699	32	7,731

Property, Plant and Equipment
Land, Buildings and Leasehold Improvements	1,369	—	1,369
Rental and Service Equipment	8,867	—	8,867
Machinery and Other	2,066	8	2,074
	12,302	8	12,310
Less: Accumulated Depreciation	5,019	4	5,023
	7,283	4	7,287

Goodwill	4,422	1	4,423
Other Intangible Assets	711	—	711
Equity Investments	616	—	616
Other Assets	454	(171)	283
Total Assets	$21,185	$(134)	$21,051

Current Liabilities:
Short-term Borrowings and Current Portion of Long-term Debt	$1,320	$—	$1,320
Accounts Payable	1,567	4	1,571
Accrued Salaries and Benefits	398	4	402
Income Taxes Payable	141	37	178
Other Current Liabilities	787	25	812
Total Current Liabilities	4,213	70	4,283

Long-term Debt	6,286	—	6,286
Other Liabilities	1,133	4	1,137
Total Liabilities	11,632	74	11,706

Shareholders' Equity:
Shares	769	—	769
Capital in Excess of Par Value	4,824	(149)	4,675
Treasury Shares, at Cost	(483)	149	(334)
Retained Earnings	4,352	(218)	4,134
Accumulated Other Comprehensive Income (Loss)	70	10	80
Weatherford Shareholders' Equity	9,532	(208)	9,324
Noncontrolling Interests	21	—	21
Total Shareholders' Equity	9,553	(208)	9,345
Total Liabilities and Shareholders' Equity	$21,185	$(134)	$21,051

WEATHERFORD INTERNATIONAL LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The effects of the restatement on our consolidated balance sheet as of December 31, 2010 are as follows:

	As of December 31, 2010
	Previously Reported	Adjustments	Restated
	(In millions)
Current Assets:
Cash and Cash Equivalents	$416	$—	$416
Accounts Receivable	2,629	—	2,629
Inventories	2,590	—	2,590
Current Deferred Tax Assets	284	(27)	257
Other Current Assets	601	2	603
Total Current Assets	6,520	(25)	6,495

Property, Plant and Equipment
Land, Buildings and Leasehold Improvements	1,160	—	1,160
Rental and Service Equipment	7,977	—	7,977
Machinery and Other	2,025	8	2,033
	11,162	8	11,170
Less: Accumulated Depreciation	4,222	3	4,225
	6,940	5	6,945

Goodwill	4,277	2	4,279
Other Intangible Assets	728	—	728
Equity Investments	540	—	540
Other Assets	202	10	212
Total Assets	$19,207	$(8)	$19,199

Current Liabilities:
Short-term Borrowings and Current Portion of Long-term Debt	$235	$—	$235
Accounts Payable	1,335	—	1,335
Accrued Salaries and Benefits	329	1	330
Income Taxes Payable	91	12	103
Other Current Liabilities	638	60	698
Total Current Liabilities	2,628	73	2,701

Long-term Debt	6,530	—	6,530
Other Liabilities	789	61	850
Total Liabilities	9,947	134	10,081

Shareholders' Equity:
Shares	761	—	761
Capital in Excess of Par Value	4,702	(85)	4,617
Treasury Shares, at Cost	(563)	85	(478)
Retained Earnings	4,094	(145)	3,949
Accumulated Other Comprehensive Income (Loss)	199	3	202
Weatherford Shareholders' Equity	9,193	(142)	9,051
Noncontrolling Interests	67	—	67
Total Shareholders' Equity	9,260	(142)	9,118
Total Liabilities and Shareholders' Equity	$19,207	$(8)	$19,199

WEATHERFORD INTERNATIONAL LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The effects of the restatement on our consolidated balance sheet as of December 31, 2009 are as follows:

	As of December 31, 2009
	Previously Reported	Adjustments	Restated
	(In millions)
Current Assets:
Cash and Cash Equivalents	$253	$—	$253
Accounts Receivable	2,511	—	2,511
Inventories	2,238	—	2,238
Current Deferred Tax Assets	285	35	320
Other Current Assets	721	2	723
Total Current Assets	6,008	37	6,045

Property, Plant and Equipment
Land, Buildings and Leasehold Improvements	976	—	976
Rental and Service Equipment	7,535	—	7,535
Machinery and Other	1,919	7	1,926
	10,430	7	10,437
Less: Accumulated Depreciation	3,440	2	3,442
	6,990	5	6,995

Goodwill	4,243	—	4,243
Other Intangible Assets	771	—	771
Equity Investments	533	—	533
Other Assets	225	(30)	195
Total Assets	$18,770	$12	$18,782

Current Liabilities:
Short-term Borrowings and Current Portion of Long-term Debt	$870	$—	$870
Accounts Payable	1,002	—	1,002
Accrued Salaries and Benefits	274	—	274
Income Taxes Payable	279	9	288
Other Current Liabilities	651	(29)	622
Total Current Liabilities	3,076	(20)	3,056

Long-term Debt	5,847	—	5,847
Other Liabilities	593	111	704
Total Liabilities	9,516	91	9,607

Shareholders' Equity:
Shares	761	—	761
Capital in Excess of Par Value	4,643	(8)	4,635
Treasury Shares, at Cost	(616)	8	(608)
Retained Earnings	4,246	(80)	4,166
Accumulated Other Comprehensive Income (Loss)	141	1	142
Weatherford Shareholders' Equity	9,175	(79)	9,096
Noncontrolling Interests	79	—	79
Total Shareholders' Equity	9,254	(79)	9,175
Total Liabilities and Shareholders' Equity	$18,770	$12	$18,782

WEATHERFORD INTERNATIONAL LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The effects of the restatement on our consolidated statement of cash flows for the year ended December 31, 2011 are as follows:

	Year Ended December 31, 2011
	Previously Reported	Adjustments	Restated
	(In millions)
Cash Flows From Operating Activities:
Net Income	$278	$(73)	$205
Adjustments to Reconcile Net Income to Net Cash Provided by Operating Activities:
Depreciation and Amortization	1,135	1	1,136
Employee Share-Based Compensation Expense	87	—	87
Bad Debt Expense	52	—	52
Loss on Sale of Assets and Businesses, Net	29	—	29
Deferred Income Tax Provision	149	(28)	121
Excess Tax Benefits from Share-Based Compensation	4	(8)	(4)
Other, Net	(10)	(9)	(19)
Change in Operating Assets and Liabilities, Net of Effect of Businesses Acquired:
Accounts Receivable	(626)	3	(623)
Inventories	(606)	—	(606)
Other Current Assets	(68)	(13)	(81)
Accounts Payable	237	5	242
Other Current Liabilities	46	184	230
Other, Net	126	(71)	55
Net Cash Provided by Operating Activities	833	(9)	824

Cash Flows from Investing Activities:
Capital Expenditures for Property, Plant and Equipment	(1,524)	—	(1,524)
Acquisitions of Businesses, Net of Cash Acquired	(144)	—	(144)
Acquisition of Intellectual Property	(8)	—	(8)
Acquisition of Equity Investments in Unconsolidated Affiliates	(14)	—	(14)
Proceeds from Sale of Assets and Businesses, Net	31	—	31
Other Investing Activities	(15)	—	(15)
Net Cash Used by Investing Activities	(1,674)	—	(1,674)

Cash Flows From Financing Activities:
Borrowings of Long-term Debt	22	—	22
Repayments of Long-term Debt	(216)	—	(216)
Borrowings (Repayments) of Short-term Debt, Net	992	—	992
Excess Tax Benefits from Share-Based Compensation	(4)	8	4
Other Financing Activities, Net	2	1	3
Net Cash Provided by Financing Activities	796	9	805

Effect of Exchange Rate Changes on Cash and Cash Equivalents	—	—	—

Net Decrease in Cash and Cash Equivalents	(45)	—	(45)
Cash and Cash Equivalents at Beginning of Year	416	—	416
Cash and Cash Equivalents at End of Year	$371	$—	$371

WEATHERFORD INTERNATIONAL LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The effects of the restatement on our consolidated statement of cash flows for the year ended December 31, 2010 are as follows:

	Year Ended December 31, 2010
	Previously Reported	Adjustments	Restated
	(In millions)
Cash Flows From Operating Activities:
Net Loss	$(134)	$(65)	$(199)
Adjustments to Reconcile Net Loss to Net Cash Provided by Operating Activities:
Depreciation and Amortization	1,047	1	1,048
Employee Share-Based Compensation Expense	99	—	99
Bad Debt Expense	57	—	57
Loss on Sale of Assets and Businesses, Net	30	—	30
Deferred Income Tax Provision	82	—	82
Excess Tax Benefits from Share-Based Compensation	—	—	—
Devaluation of Venezuelan Bolivar	64	—	64
Bond Tender Premium	54	—	54
Supplemental Executive Retirement Plan	38	—	38
Revaluation of Contingent Consideration	(13)	—	(13)
Other, Net	(14)	(4)	(18)
Change in Operating Assets and Liabilities, Net of Effect of Businesses Acquired:
Accounts Receivable	(190)	—	(190)
Inventories	(359)	—	(359)
Other Current Assets	82	—	82
Accounts Payable	298	—	298
Other Current Liabilities	(12)	(8)	(20)
Other, Net	(1)	73	72
Net Cash Provided by Operating Activities	1,128	(3)	1,125

Cash Flows from Investing Activities:
Capital Expenditures for Property, Plant and Equipment	(977)	—	(977)
Acquisitions of Businesses, Net of Cash Acquired	(144)	—	(144)
Acquisition of Intellectual Property	(24)	—	(24)
Acquisition of Equity Investments in Unconsolidated Affiliates	(2)	—	(2)
Proceeds from Sale of Assets and Businesses, Net	197	—	197
Other Investing Activities	42	—	42
Net Cash Used by Investing Activities	(908)	—	(908)

Cash Flows From Financing Activities:
Borrowings of Long-term Debt	1,580	—	1,580
Repayments of Long-term Debt	(721)	—	(721)
Borrowings (Repayments) of Short-term Debt, Net	(834)	—	(834)

Bond Tender Premium	(54)	—	(54)
Excess Tax Benefits from Share-Based Compensation	—	—	—
Other Financing Activities, Net	(9)	3	(6)
Net Cash Used by Financing Activities	(38)	3	(35)

Effect of Exchange Rate Changes on Cash and Cash Equivalents	(19)	—	(19)

Net Increase in Cash and Cash Equivalents	163	—	163
Cash and Cash Equivalents at Beginning of Year	253	—	253
Cash and Cash Equivalents at End of Year	$416	$—	$416

WEATHERFORD INTERNATIONAL LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The effects of the restatement on our consolidated statement of cash flows for the year ended December 31, 2009 are as follows:

	Year Ended December 31, 2009
	Previously Reported	Adjustments	Restated
	(In millions)
Cash Flows From Operating Activities:
Net Income	$150	$(37)	$113
Adjustments to Reconcile Net Income to Net Cash Provided by Operating Activities:
Depreciation and Amortization	909	—	909
Employee Share-Based Compensation Expense	110	—	110
Bad Debt Expense	11	—	11
Gain on Sale of Assets and Businesses, Net	(14)	—	(14)
Deferred Income Tax Provision (Benefit)	(123)	11	(112)
Excess Tax Benefits from Share-Based Compensation	(4)	—	(4)
Revaluation of Contingent Consideration	(24)	—	(24)
Other, Net	(25)	(4)	(29)
Change in Operating Assets and Liabilities, Net of Effect of Businesses Acquired:
Accounts Receivable	94	—	94
Inventories	(48)	—	(48)
Other Current Assets	(150)	—	(150)
Accounts Payable	41	—	41
Other Current Liabilities	(226)	49	(177)
Other, Net	(93)	(20)	(113)
Net Cash Provided by Operating Activities	608	(1)	607

Cash Flows from Investing Activities:
Capital Expenditures for Property, Plant and Equipment	(1,569)	—	(1,569)
Acquisitions of Businesses, Net of Cash Acquired	(10)	—	(10)
Acquisition of Intellectual Property	(28)	—	(28)
Acquisition of Equity Investments in Unconsolidated Affiliates	(27)	—	(27)
Proceeds from Sale of Assets and Businesses, Net	123	—	123
Net Cash Used by Investing Activities	(1,511)	—	(1,511)

Cash Flows From Financing Activities:
Borrowings of Long-term Debt	1,240	—	1,240
Repayments of Long-term Debt	(14)	—	(14)
Borrowings (Repayments) of Short-term Debt, Net	(393)	—	(393)

Proceeds from Interest Rate Derivatives	64	—	64
Excess Tax Benefits from Share-Based Compensation	4	—	4
Other Financing Activities, Net	5	1	6
Net Cash Provided by Financing Activities	906	1	907

Effect of Exchange Rate Changes on Cash and Cash Equivalents	11	—	11

Net Increase in Cash and Cash Equivalents	14	—	14
Cash and Cash Equivalents at Beginning of Year	239	—	239
Cash and Cash Equivalents at End of Year	$253	$—	$253

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

We acquired various businesses and equity investments during the years ended December 31, 2011, 2010 and 2009 for cash consideration of approximately $158 million, $146 million and $37 million, respectively, net of cash acquired.  In addition, our 2011 acquisitions included the issuance of approximately eight million shares valued at $134 million, our 2010 acquisitions included the issuance of approximately two million treasury shares valued at $28 million and our 2009 acquisitions included the issuance of approximately 35 million shares valued at $673 million.
 In July 2009, we acquired the Oilfield Services Division ("OFS") of TNK-BP and issued 24 million shares valued at approximately $450 million as the purchase consideration. The consideration agreed by the parties was contingent on the price received by the seller upon the sale of our shares.

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

WEATHERFORD INTERNATIONAL LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

6.   Goodwill
We perform an impairment test for goodwill and indefinite-lived intangible assets annually as of October 1, or more frequently if indicators of potential impairment exist.  Our goodwill impairment test involves a comparison of the fair value of each of our reporting units with its carrying amount. Our reporting units are based on our regional structure and consist of the United States, Canada, Latin America, Europe, Sub-Sahara Africa ("SSA"), Russia, Middle East/North Africa ("MENA") and Asia Pacific. During the course of 2011, the market price of our common stock declined significantly; however, and we concluded that the decline did not constitute an indicator of potential impairment as there had not been a significant change in the estimated future cash flows of our reporting units.  Ultimately, our 2011 impairment test performed as of October 1 indicated goodwill was not impaired.
None of our reporting units failed the first step of our impairment test during 2011, as their fair values were in excess of their carrying value.  The fair values of our MENA, Russia, SSA and Latin America reporting units were closest to their carrying values and were in excess of their carrying values in a range from 15% to 23% at October 1, 2011.  The goodwill at December 31, 2011 for these reporting units was as follows:  MENA - $508 million; Russia - $283 million; SSA - $77 million; and  Latin America - $384 million.
The changes in the carrying amount of goodwill by reportable segment for the two years ended December 31, 2011 were as follows:

	North America	MENA/ Asia Pacific	Europe/ SSA/ Russia	Latin America	Total
			(Restated)	(Restated)	(Restated)
			(In millions)

Balance at December 31, 2009	$2,148	$714	$1,058	$323	$4,243
Acquisitions	4	25	1	—	30
Disposals	—	(1)	—	—	(1)
Purchase price and other Adjustments	—	(1)	(16)	(3)	(20)
Foreign currency translation	36	10	(19)	—	27
Balance at December 31, 2010	2,188	747	1,024	320	4,279
Acquisitions	78	—	8	73	159
Disposals	—	—	—	—	—
Purchase price and other Adjustments	17	(4)	2	(1)	14
Foreign currency translation	(11)	—	(10)	(8)	(29)
Balance at December 31, 2011	$2,272	$743	$1,024	$384	$4,423

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

Prior to July 2011, we maintained a $1.75 billion unsecured, revolving credit agreement (the "Credit Agreement") with JPMorgan Chase Bank, N.A., as administrative agent.  On July 13, 2011, we amended the Credit Agreement to increase the facility size from $1.75 billion to $2.25 billion, extend the scheduled maturity date from October 15, 2013 to July 13, 2016 and decrease interest rate margins under the facility.  The Credit Agreement, as amended, can be used for a combination of borrowings, support for our $1.5 billion commercial paper program and issuances of letters of credit. This agreement requires that we maintain a debt-to-total capitalization ratio of less than 60% and it limits our total debt to $10 billion while our financial reporting is not current.  We were in compliance with this covenant at December 31, 2011.  At December 31, 2011 our borrowings under our commercial paper program had a weighted average interest rate of 0.73% and there were $64 million in outstanding letters of credit under the Credit Agreement.

WEATHERFORD INTERNATIONAL LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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
$6,595

WEATHERFORD INTERNATIONAL LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In September 2010, we completed a $1.4 billion long-term debt offering comprised of (1) $800 million of 5.125% Senior Notes due in 2020 ("5.125% Senior Notes") and (2) $600 million of 6.75% Senior Notes due in 2040 ("6.75% Senior Notes").  Net proceeds of $1.386 billion were used to fund our bond tender offer that commenced in September 2010 and repay short-term borrowings on our revolving credit facilities.
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

WEATHERFORD INTERNATIONAL LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

The fair value of outstanding debt fluctuates with changes in applicable interest rates.  Fair value will exceed carrying value when the current market interest rate is lower than the interest rate at which the debt was originally issued.  The fair value of a company's debt is a measure of its current value under present market conditions.  It does not impact the financial statements under current accounting rules. The fair value of our Long-term Debt was established based on quoted market prices.

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

WEATHERFORD INTERNATIONAL LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The fair values of outstanding derivative instruments are summarized as follows:
	December 31,
	2011	2010	Classifications
	(In millions)
Derivative assets designated as hedges: Interest rate swaps	$13	$—	Other Assets
Derivative assets not designated as hedges: Foreign currency forward contracts	20	8	Other Current Assets
Derivative liabilities not designated as hedges: Foreign currency forward contracts	8	22	Other Current Liabilities
Interest rate locks	9	—	Other Current Liabilities
Cross-currency swap contracts	27	33	Other Liabilities

12.  Shareholders' Equity
Accumulated other comprehensive income (loss) is comprised of the following:
	December 31,
	2011	2010	2009
	(Restated)	(Restated)
		(In millions)
Cumulative translation adjustment	$127	$245	$242
Cumulative defined benefit plan adjustments	(36)	(31)	(87)
Deferred loss on derivative instruments, net of amortization	(11)	(12)	(13)
	$80	$202	$142

Changes in our Issued and Treasury shares during the years ended December 31, 2011, 2010 and 2009 were as follows:
	Issued	Treasury
	(In millions)
Balance at December 31, 2008	729	(40)
Shares issued for acquisitions	29	5
Equity awards granted, vested and exercised	—	6

Balance at December 31, 2009	758	(29)
Shares issued for acquisitions	—	2
Equity awards granted, vested and exercised	—	4

Balance at December 31, 2010	758	(23)
Shares issued for acquisitions	5	3
Equity awards granted, vested and exercised	—	4
Shares issued for warrants	2	—

Balance at December 31, 2011	765	(16)

WEATHERFORD INTERNATIONAL LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Authorized Shares
At December 31, 2011, we were authorized to issue 1,139 million registered shares and conditionally authorized to issue 379 million registered shares.
Warrants
 At December 31, 2010, warrants were outstanding to purchase up to 12.9 million of our shares at a price of $15.00 per share. On March 4, 2011, 4.3 million of these warrants were exercised through net share settlement resulting in the issuance of 1.7 million shares.  At December 31, 2011, 8.6 million of these warrants were outstanding and exercisable until February 28, 2012.  In February 2012, the remaining warrants were exercised.  See Note 20 — Subsequent Events for further details.

13.  Share-Based Compensation
 Incentive Plans

Our incentive plans permit the grant of options, stock appreciation rights, restricted share awards ("RSA"), restricted share units ("RSU"), performance share awards, performance unit awards, other share-based awards and cash-based awards to any employee, non-employee directors, and other individual service providers or any affiliate.

The provisions of each award vary based on the type of award granted and are specified by the Compensation Committee of our Board of Directors.  Those awards, such as stock options that are based on a specific contractual term, will be granted with a term not to exceed ten years. Upon grant of an RSA, the participant has the rights of a shareholder, including but not limited to the right to vote such shares and the right to receive any dividends paid on such shares.  Recipients of RSU awards do not have the rights of a shareholder until such date as the shares are issued or transferred to the recipient. As of December 31, 2011, approximately six million shares were available for grant under our incentive plans.

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

WEATHERFORD INTERNATIONAL LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
	(In thousands)		(In years)	(In thousands)
Outstanding at December 31, 2010	11,820	$8.70	4.20	$166,624
Granted	—	—
Exercised	(713)	4.25
Forfeited	—	—
Outstanding and Vested at December 31, 2011	11,107	$8.99	2.50	$69,385

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

	RSA	Weighted Average Grant Date Fair Value	RSU	Weighted Average Grant Date Fair Value
	(In thousands)		(In thousands)
Non-Vested at December 31, 2010	4,268	$22.59	4,215	$22.76
Granted	1,321	23.06	2,325	22.03
Vested	(1,994)	20.65	(2,027)	22.10
Forfeited	(507)	22.60	(686)	22.84
Non-Vested at December 31, 2011	3,088	$24.04	3,827	$22.65

Performance Units
We issued 688 thousand and 1.1 million performance units in 2011 and 2010, respectively.  The performance units typically vest over a three-year period assuming continued employment and the Company's achievement of certain market-based performance goals.  Performance units expire unvested when market conditions are not met.  The weighted average grant date fair value of our performance units was determined through use of the Monte Carlo simulation method.  As of December 31, 2011, there was $17 million of unrecognized compensation expense related to performance units, which is expected to be recognized over a weighted average period of two years. A summary of performance unit activity for the years ended December 31, 2011 and 2010 is presented below:

WEATHERFORD INTERNATIONAL LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Year Ended December 31, 2011	Weighted Average Grant Date Fair Value	Year Ended December 31, 2010	Weighted Average Grant Date Fair Value
	(In thousands)		(In thousands)
Non-Vested at Period Beginning	986	$—	—	$—
Granted	688	29.64	1,089	12.41
Expired	(363)	12.32	—	—
Forfeited	(70)	22.03	(103)	13.19
Non-Vested at Period End	1,241	$21.35	986	$12.32

Executive Deferred Compensation Plan
Under our Executive Deferred Compensation Stock Ownership Plan (the "EDC Plan"), a portion of the compensation for certain key employees, including officers and employee directors, can be deferred for payment after retirement or termination of employment.  We established a grantor trust to fund the benefits under the EDC Plan.  The funds provided to such trust are invested by an independent trustee in shares of our stock, which are purchased by the trustee on the open market.  The assets of the trust are available to satisfy the claims of all our general creditors in the event of bankruptcy or insolvency.  Accordingly, the shares held by the trust and our  liability under the EDC Plan are included in the accompanying Consolidated Balance Sheets as Treasury Shares.  Effective December 31, 2008, we suspended the EDC Plan.  While the plan is suspended, no new participants may join the plan and no further deferrals of compensation or matching contributions will be made under the plan unless and until our Board of Directors determines otherwise.
14.  Retirement and Employee Benefit Plans
We have defined contribution plans covering certain employees.  Contribution expenses related to these plans totaled $50 million, $43 million and $36 million in 2011, 2010 and 2009, respectively.
Effective for the year ended December 31, 2009, we adopted an update to existing accounting standards that amends the requirements for employers' disclosures about plan assets for defined benefit pension and other postretirement plans.  The objectives of this update are to provide users of financial statements with an understanding of how investment allocation decisions are made, the major categories of assets held by the plans, the inputs and valuation techniques used to measure the fair value of plan assets, significant concentration of risk within the company's plan assets, and, for fair value measurements determined using significant unobservable inputs, a reconciliation of changes between the beginning and ending balances.

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

We have an executive retirement plan ("ERP") and a supplemental executive retirement plan ("SERP"), which provide pension benefits to plan participants upon their separation from the Company.  These plans are nonqualified, unfunded retirement plans.  The ERP was amended effective December 31, 2008 to freeze all benefits thereunder, at which time all participants were fully vested.  The SERP was adopted effective January 1, 2010 with the same participants as the ERP, and with benefits offset against the benefits under the ERP.  The SERP was amended effective March 31, 2010, to discontinue further accruals of benefits under the plan and to provide a LIBOR-based interest accrual on the frozen cash balances.  This resulted in the curtailment shown above for the U.S.

The SERP was further amended effective April 8, 2010, to allow participants a one-time option to convert their fully vested, fixed-amount, dollar-denominated benefits under the plans into equity-denominated benefits.  The amendment permitted plan participants to make a one-time, irrevocable election before June 7, 2010 to convert between 50% and 100% of their cash balance under the plan into units representing the right to receive registered shares in the Company.  During May 2010, two plan participants elected to convert approximately $76 million of their cash entitlement into the right to receive an aggregate of approximately 4.7 million shares, which was based on the closing share price on the dates of the election.  This amount covered these two participants' entire balances under the plans, except for approximately $5 million, which was retained as a cash balance.

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

As of December 31, 2010 and as of December 31, 2011, the Company's aggregate obligation under the plans was the future issuance of approximately 4.7 million shares and payment of approximately $5 million upon the separation of the remaining two participants from the Company.  At December 31, 2011, the projected benefit obligation of the SERP was $81 million.

WEATHERFORD INTERNATIONAL LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

WEATHERFORD INTERNATIONAL LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Other changes in plan assets and benefit obligations recognized in other comprehensive income (loss) during the years ended December 31, 2011 and 2010 were as follows:
	2011		2010
	United States	Non U.S.	United States	Non-U.S.
	(In millions)
New Activity:
Net (gain) loss for the year	$2	$7	$(27)	$14
Reclassification Adjustments:
Net gain (loss)	(1)	(1)	—	1
Prior service cost	—	—	(40)	—
Total other comprehensive income (loss)	$1	$6	$(67)	$15

Amounts in accumulated other comprehensive income (loss) expected to be recognized as components of net periodic benefit cost in 2012 are as follows:
	United States	Non-U.S.
	(In millions)

Net loss	$1	$2

WEATHERFORD INTERNATIONAL LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

WEATHERFORD INTERNATIONAL LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table presents the fair values of the Company's pension plan assets as of December 31, 2011.  United States and International plans are combined below as there is only one United States plan with assets.  For an explanation of the various levels, see Note 10 — Fair Value of Financial Instruments.

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

The following table presents the fair values of the Company's pension plan assets as of December 31, 2010.  United States and International plans are combined below as there is only one United States plan with assets.  For an explanation of the various levels, see Note 10 – Fair Value of Financial Instruments.

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

WEATHERFORD INTERNATIONAL LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

We provide for income taxes based on the laws and rates in effect in the countries in which operations are conducted, or in which we or our subsidiaries are considered resident for income tax purposes. The relationship between our pre-tax income or loss from continuing operations and our income tax provision or benefit varies from period to period as a result of various factors which include changes in total pre-tax income or loss, the jurisdictions in which our income is earned, the tax laws in those jurisdictions and in our operating structure.

Our income tax benefit (provision) from continuing operations consisted of the following:

	Year Ended December 31,
	2011	2010	2009
	(Restated)	(Restated)	(Restated)
		(In millions)
Total current provision	$(421)	$(314)	$(275)

Total deferred benefit (provision)	(121)	(82)	112
	$(542)	$(396)	$(163)

The difference between the income tax provision at the Swiss federal income tax rate and the income tax provision attributable to Income Before Income Taxes for each of the three years ended December 31, 2011 is analyzed below:

	Year Ended December 31,
	2011	2010	2009
	(Restated)	(Restated)	(Restated)
		(In millions)
Swiss federal income tax rate at 7.83%	$(59)	$(16)	$(21)
Tax on earnings subject to rates different than the Swiss federal income tax rate	(377)	(246)	(42)
Change in valuation allowance	(29)	(55)	(38)
Change in uncertain tax positions	(77)	(79)	(62)
	$(542)	$(396)	$(163)

During 2011, we recorded tax expense of $20 million related to the redemption of equity in one of our U.S. subsidiaries; in 2010, we recorded tax expense of approximately $124 million related to the restructuring of our Latin America operations; and, in 2009, we recognized a benefit of $34 million related to the reorganization of our international operations.  These amounts are included in tax on earnings subject to rates different than the Swiss federal income tax rate.

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

WEATHERFORD INTERNATIONAL LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The components of the net deferred tax asset (liability) attributable to continuing operations were as follows:
	December 31,
	2011	2010
	(Restated)	(Restated)
	(In millions)
Deferred tax assets:
Net operating losses carryforwards	$301	$364
Accrued liabilities and reserves	212	132
Tax credit carryforwards	117	108
Employee benefits	55	40
Inventory	44	60
Other differences between financial and tax basis	69	25
Valuation allowance	(201)	(173)
Total deferred tax assets	597	556

Deferred tax liabilities:
Property, plant and equipment	(424)	(301)
Intangible assets	(218)	(195)
Deferred Income	(54)	(36)
Other differences between financial and tax basis	(39)	(12)
Total deferred tax liabilities	(735)	(544)
Net deferred tax assets (liabilities)	$(138)	$12

The overall increase in the valuation allowance in 2011 is primarily attributable to the establishment of a valuation allowance against net operating losses ("NOLs") and tax credits in various jurisdictions.  Management's assessment is that it is more likely than not the character and nature of future taxable income will not allow us to realize the tax benefits of the NOLs and tax credits within the allowable carryforward period.  Therefore, a valuation allowance has been recorded.
We have not provided additional taxes for the repatriation of earnings of our foreign subsidiaries because their earnings are deemed to be indefinitely reinvested.  If the earnings in our foreign subsidiaries were not indefinitely reinvested as of December 31, 2011, the estimated tax liability would be approximately $145 million, net.
At December 31, 2011, we had approximately $1.3 billion of NOLs in various jurisdictions, $439 million of which were generated by certain U.S. subsidiaries.  A portion of the U.S. NOL was generated by certain subsidiaries prior to their acquisition by us, and the use of these acquired NOLs is subject to limitations imposed by the U.S. Internal Revenue Code.  Loss carryforwards, if not utilized, will expire at various dates from 2012 through 2031.
A tabular reconciliation of the total amounts of uncertain tax positions at the beginning and end of the period is as follows:
	Year Ended December 31,
	2011	2010	2009
	(Restated)	(Restated)	(Restated)
		(In millions)
Balance at beginning of year	$237	$186	$131
Additions as a result of tax positions taken during a prior period	7	—	—
Reductions as a result of tax positions taken during a prior period	(8)	—	—
Additions as a result of tax positions taken during the current period	65	67	51
Reductions relating to settlements with taxing authorities	(3)	(5)	—
Reductions as a result of a lapse of the applicable statute of limitations	(2)	(2)	(2)
Foreign Exchange Effects	(4)	(9)	6
Balance at end of year	$292	$237	$186

Substantially all of the uncertain tax positions, if recognized in future periods, would impact our effective tax rate.

To the extent penalties and interest would be assessed on any underpayment of income tax, such amounts have been accrued and classified as a component of income tax expense and other current liabilities in the financial statements in accordance with our accounting policy.  We recorded $20 million, $27 million and $22 million of interest and penalties for the years ended December 31, 2011, 2010 and 2009, respectively.  The amounts in the table above exclude additional accrued interest and penalties of $121 million, $102 million and $77 million at December 31, 2011, 2010 and 2009, respectively, which are included in other liabilities.

We are subject to income tax in many of the over 100 countries where we operate including major operations in the United States and Canada.  Many of our subsidiaries in Canada are open to examination for tax years dating from December 31, 2006 through December 31, 2011. We are open to examination in the United States for tax years ended December 31, 2007 through December 31, 2011.

We anticipate a reduction in the balance of our uncertain tax positions of approximately $32 million due to expiration of statutes of limitations.

WEATHERFORD INTERNATIONAL LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

16.  Disputes, Litigation and Contingencies
U.S. Government and Internal Investigations
We are currently involved in government and internal investigations.
Until 2003, we participated in the United Nations oil-for-food program governing sales of goods and services into Iraq. The U.S. Department of Justice ("DOJ") and the SEC have undertaken investigations of our participation in the oil-for-food program and have subpoenaed certain documents in connection with these investigations.  We have cooperated fully with these investigations. We have retained legal counsel, reporting to our audit committee, to investigate this matter. We are in negotiations with the government agencies to resolve these matters, but we cannot yet anticipate the timing, outcome or possible impact of the ultimate resolution of the investigations, financial or otherwise.

The U.S. Department of Commerce, Bureau of Industry & Security, Office of Foreign Assets Control ("OFAC"), DOJ and SEC have undertaken investigations of allegations of improper sales of products and services by the Company and its subsidiaries in certain sanctioned countries. We have cooperated fully with this investigation. We have retained legal counsel, reporting directly to our audit committee, to investigate these matters.  We are in negotiations with the government agencies to resolve these matters, but we cannot yet anticipate the timing, outcome or possible impact of the ultimate resolution of the investigation, financial or otherwise.

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

The DOJ and SEC are investigating our compliance with the Foreign Corrupt Practices Act ("FCPA") and other laws worldwide. We have retained legal counsel, reporting to our audit committee, to investigate these matters and to cooperate fully with the DOJ and SEC.  As part of our investigations, we have uncovered potential violations of U.S. law in connection with activities in several jurisdictions.  We are in negotiations with the government agencies to resolve these matters, but we cannot yet anticipate the timing, outcome or possible impact of the ultimate resolution of the investigations, financial or otherwise.

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

In addition, the SEC and Department of Justice are investigating the circumstances surrounding the material weakness in the Company's internal controls over financial reporting for income taxes that was disclosed on Forms 8-K on March 1, 2011 and February 21, 2012 and the related restatements of historical financial statements.  We are cooperating with the government investigations.  We have retained legal counsel, reporting to our audit committee, to investigate these matters and to cooperate fully with the DOJ, SEC and other governmental agencies.

Macondo Litigation
On April 20, 2010, the Deepwater Horizon rig operating under contract with BP at the Macondo well in the Gulf of Mexico exploded and sank, resulting in 11 deaths, several injuries and significant damages to property and the environment.
We provided the following services and products to BP on the Macondo well:  (1) connected and tightened four intermediate casing strings and one tapered production string ("long string"); (2) furnished a liner hanger on one casing string; (3) furnished centralizers, most of which were not used in the well, and (4) provided float equipment on the long string.  The float equipment consisted of a reamer shoe, a float collar and wiper plugs.  The float collar is designed to control backflow or ingress of the cement through the shoe track while the cement hardens.  At the time of the explosion, we had two employees on the Deepwater Horizon; they sustained minor injuries.
As a result of the explosion, approximately 400 lawsuits were filed, mainly for personal injuries, wrongful death and pollution damage.  We are named, along with BP and other defendants, in several dozen of these lawsuits.  The United States Judicial Panel on Multidistrict Litigation issued an order centralizing most of these cases in the Federal District Court for the Eastern District of Louisiana.  The pollution damage complaints generally refer to the Oil Pollution Act of 1990 ("OPA") and allege, among other things, negligence and gross negligence by us and other defendants.  They allege that we and the other defendants are responsible for property damage, trespass, nuisance and economic loss as a result of environmental pollution and generally seek awards of unspecified economic, compensatory, and punitive damages, as well as injunctive relief.
We were not designated as a "Responsible Party," as that term is defined by OPA.  Therefore, we were not charged with responsibility for cleaning up the oil released from the Macondo well or handling any claims.  The Responsible Party may make a claim for contribution against any other party it alleges contributed to the oil spill.  Since we have not been named a Responsible Party, we sought to be dismissed from any and all OPA-related claims.
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

WEATHERFORD INTERNATIONAL LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Additionally, we are cooperating fully with the investigations of the accident initiated by various agencies of the U.S. government and, to the extent requested, have responded to several subpoenas, information and document requests and requests for testimony of employees.
Shareholder Litigation
In 2010, shareholders filed suit in Weatherford's name against those directors in place before June 2010 and certain current and former members of management relating to the U.S. government and internal investigations disclosed above and in our SEC filings since 2007.  Separately, in 2011 and 2012, shareholders filed suit relating to the material weakness in the Company's internal controls over financial reporting for income taxes that was disclosed on the Form 12b-25 filed on March 1, 2011 and the Form 8-K filed on February 21, 2012, and the associated restatement of historical financial statements.  These suits name the Company as well as current and former members of management as well as our directors.  We cannot predict the ultimate outcome of these claims.

Other Disputes
Our former Senior Vice President and General Counsel (the "Executive") left the Company in June 2009.  The Executive had employment agreements with us that terminated on his departure.  There is currently a dispute between the Executive and us as to the amount of compensation we are obligated to pay under these employment agreements based on the Executive's separation.  This dispute has not resulted in a lawsuit being filed.  It is our belief that an unfavorable outcome regarding this dispute is not probable, and as such, we have not accrued for $9 million of the Executive's claimed severance and other benefits.

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

WEATHERFORD INTERNATIONAL LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

18.  Segment Information
Reporting Segments
Our operational performance is reviewed and managed on a geographic basis.  We report the following regions as separate, distinct reporting segments: (1) North America; (2)  MENA/Asia Pacific; (3) Europe/SSA/Russia; and (4) Latin America. Financial information by segment is summarized below.  Revenues are attributable to countries based on the ultimate destination of the sale of products or performance of services.  The accounting policies of the segments are the same as those described in the summary of significant accounting policies.

	Year Ended December 31, 2011
	Net Operating Revenues	Income from Operations	Depreciation and Amortization	Capital Expenditures	Assets at December 31, 2011
	(Restated)	(Restated)			(Restated)
	(In millions)
North America	$6,023	$1,259	$357	$416	$7,672
MENA/Asia Pacific (a)	2,441	25	328	504	5,264
Europe/SSA/Russia	2,298	287	233	226	3,963
Latin America	2,226	254	198	329	3,517
	12,988	1,825	1,116	1,475	20,416
Corporate and Research and Development	—	(422)	20	49	635
Severance, Exit and Other Adjustments (b)	—	(96)	—	—	—
Total	$12,988	$1,307	$1,136	$1,524	$21,051

	Year Ended December 31, 2010
	Net Operating Revenues	Income from Operations	Depreciation and Amortization	Capital Expenditures	Assets at December 31, 2010
		(Restated)			(Restated)
		(In millions)
North America	$4,167	$693	$328	$242	$6,817
MENA/Asia Pacific	2,451	264	304	381	4,989
Europe/SSA/Russia	1,984	240	213	106	3,614
Latin America (c)	1,619	51	181	220	2,696
	10,221	1,248	1,026	949	18,116
Corporate and Research and Development	—	(388)	22	28	1,083
Revaluation of Contingent Consideration	—	13	—	—	—
Other Items (d)	—	(99)	—	—	—
Total	$10,221	$774	$1,048	$977	$19,199

	Year Ended December 31, 2009
	Net Operating Revenues	Income from Operations	Depreciation and Amortization	Capital Expenditures	Assets at December 31, 2009
		(Restated)			(Restated)
		(In millions)
North America	$2,762	$191	$316	$276	$6,245
MENA/Asia Pacific	2,373	445	257	818	3,104
Europe/SSA/Russia	1,619	223	167	206	3,625
Latin America	2,079	277	153	228	4,677
	8,833	1,136	893	1,528	17,651
Corporate and Research and Development	—	(373)	16	41	1,131
Revaluation of Contingent Consideration	—	24	—	—	—
Other Items (e)	—	(100)	—	—	—
Total	$8,833	$687	$909	$1,569	$18,782

WEATHERFORD INTERNATIONAL LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(a)
Early in the year ended December 31, 2011, our operations in Libya were disrupted by civil unrest.  Most employees were evacuated and steps were taken to safeguard assets within the country.  Due to the on-going hostilities, we were unable to physically verify the existence or condition of the majority of our assets in country for most of 2011 and the information available to us about these assets evolved during the year.  Additionally, due to international sanctions against all entities affiliated with the Libyan government, we were unable to pursue collections of accounts receivable from a significant portion of our Libyan customers.  In the fourth quarter, hostilities subsided and limited company personnel were able to re-enter the country.  Additionally, we were able to engage in discussions with our customers. Following an examination of our Libyan assets and evaluation of our accounts receivable from Libyan customers, we recognized an expense of $59 million primarily to establish a reserve for receivables, machinery and equipment and inventory in Libya.  Given our evacuation from the country, it may be difficult, if not impossible, for us to safeguard and recover all of our operating assets; our ability to do so will depend on the local turn of events.  We risk loss of assets in any location where hostilities arise and persist.  In these areas we also may not be able to perform the work we are contracted to perform, which could lead to forfeiture of performance bonds.

(b)
Other Items for the year ended December 31, 2011, includes tax restatement and remediation expenses of $21 million, $10 million of costs incurred in connection with on-going investigations by the U.S. government, $9 million associated with the termination of a corporate consulting contract, and severance, exit and other charges of $56 million.

(c)
Latin America for the year ended December 31, 2010, includes a $76 million charge for revisions to our profitability estimates on our project management contracts in Mexico and a $32 million reserve taken against accounts receivable balances in Venezuela in light of the country's economic prognosis.

(d)	Other Items for the year ended December 31, 2010, includes a $38 million charge related to our SERP which was frozen on March 31, 2010, $61 million for severance and facility closure costs and $7 million for legal, professional and other fees incurred in connection with our on-going investigations. These charges were offset by a $7 million benefit related to the reversal of prior cost accruals for our exit from certain sanctioned countries.
(e)	Other Items for the year ended December 31, 2009, includes $45 million for legal, professional and other fees incurred in connection with on-going investigations by the U.S. government, $51 million for severance and facility closure costs associated with reorganization activities and $4 million in costs related to the Company's withdrawal from certain sanctioned countries.
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

WEATHERFORD INTERNATIONAL LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Geographic Areas

Financial information by geographic area for each of the three years ended December 31, 2011, is summarized below.  Long-lived assets exclude deferred tax assets of $145 million and $75 million at December 31, 2011 and 2010, respectively.

	Revenues from Unaffiliated Customers			Long-lived Assets
	2011	2010	2009	2011	2010	2009
	(Restated)			(Restated)	(Restated)	(Restated)
	(In millions)
United States	$4,714	$3,197	$2,119	$4,535	$4,215	$4,327
Mexico	789	617	1,231	401	373	408
Canada	1,309	970	643	1,111	1,235	1,241
Other Countries	6,176	5,437	4,840	7,128	6,806	6,754
	$12,988	$10,221	$8,833	$13,175	$12,629	$12,730

19.  Quarterly Financial Data (Unaudited)

	2011 Quarters
	First	Second	Third	Fourth	Total
	(Restated)	(Restated)	(Restated)	(Restated)	(Restated)
	(In millions, except per share amounts)

Revenues	$2,856	$3,052	$3,370	$3,710	$12,988
Gross Profit	723	783	890	914	3,310
Net Income (Loss) Attributable to Weatherford	30	51	121	(13)	189

Basic Earnings (Loss) Per Share	0.04	0.07	0.16	(0.02)	0.25
Diluted Earnings (Loss) Per Share	0.04	0.07	0.16	(0.02)	0.25

	2010 Quarters
	First	Second	Third	Fourth	Total
	(Restated)	(Restated)	(Restated)	(Restated)	(Restated)
	(In millions, except per share amounts)

Revenues	$2,331	$2,437	$2,530	$2,923	$10,221
Gross Profit	576	628	631	796	2,631
Net Income (Loss) Attributable to Weatherford	(83)	(74)	70	(130)	(217)

Basic Earnings (Loss) Per Share	(0.11)	(0.10)	0.09	(0.17)	(0.29)
Diluted Earnings (Loss) Per Share	(0.11)	(0.10)	0.09	(0.17)	(0.29)

We have restated all quarterly periods of 2011 and 2010 due to errors in the Company's accounting for income taxes.  In addition to the adjustments recorded to address our tax errors, we recorded other adjustments to correct immaterial errors we identified subsequent to issuing our 2011 financial statements.  See Note 2 — Restatement of the Consolidated Financial Statements. The following tables summarize the impacts of the restatement on our previously reported condensed consolidated statements of operations and balance sheets included in our Quarterly Reports on Form 10-Q for each respective period.  The restatement had no impact on cash provided by operating activities or the components of or total cash used (provided) by investing or financing activities.

WEATHERFORD INTERNATIONAL LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Condensed Consolidated Statements of Operations
	As Previously Reported

	2011 Quarters
	First	Second	Third	Fourth	Total
	(In millions, except per share amounts)
Revenues:
Products	$1,064	$1,152	$1,254	$1,416	$4,886
Services	1,792	1,900	2,118	2,294	8,104
	2,856	3,052	3,372	3,710	12,990

Cost of Products	$791	$872	$948	$1,123	$3,734
Cost of Services	1,340	1,393	1,527	1,671	5,931
Research and Development	60	62	59	64	245
Selling, General and Administrative Attributable to Segments	384	384	378	388	1,534
Corporate General and Administrative	64	48	43	67	222
	2,639	2,759	2,955	3,313	11,666

Operating Income	217	293	417	397	1,324

Other Income (Expense):
Interest Expense, Net	(113)	(114)	(115)	(111)	(453)
Other, Net	(19)	(22)	(26)	(40)	(107)

Income Before Income Taxes	85	157	276	246	764
Provision for Income Taxes	(46)	(76)	(143)	(221)	(486)
Net Income (Loss)	39	81	133	25	278
Net Income Attributable to Noncontrolling Interests	(2)	(5)	(3)	(6)	(16)
Net Income (Loss) Attributable to Weatherford	$37	$76	$130	$19	$262

Earnings (Loss) Per Share Attributable To Weatherford:
Basic	$0.05	$0.10	$0.17	$0.03	$0.35
Diluted	$0.05	$0.10	$0.17	$0.02	$0.34

Weighted Average Shares Outstanding
Basic	747	751	754	758	753
Diluted	758	758	760	763	760

WEATHERFORD INTERNATIONAL LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Condensed Consolidated Statements of Operations
	Restatement Adjustments

	2011 Quarters
	First	Second	Third	Fourth	Total
	(In millions, except per share amounts)
Revenues:
Products	$—	$—	$(2)	$—	$(2)
Services	—	—	—	—	—
	—	—	(2)	—	(2)

Cost of Products	1	2	4	1	8
Cost of Services	1	2	1	1	5
Research and Development	—	—	—	—	—
Selling, General and Administrative Attributable to Segments	—	—	—	(2)	(2)
Corporate General and Administrative	6	(3)	—	1	4
	8	1	5	1	15

Operating Income	(8)	(1)	(7)	(1)	(17)

Other Income (Expense):
Interest Expense, Net	1	—	—	(1)	—
Other, Net	—	—	—	—	—

Income Before Income Taxes	(7)	(1)	(7)	(2)	(17)
Provision for Income Taxes	—	(24)	(2)	(30)	(56)
Net Income (Loss)	(7)	(25)	(9)	(32)	(73)
Net Income Attributable to Noncontrolling Interests	—	—	—	—	—
Net Income (Loss) Attributable to Weatherford	$(7)	$(25)	$(9)	$(32)	$(73)

Earnings (Loss) Per Share Attributable To Weatherford:
Basic	$(0.01)	$(0.03)	$(0.01)	$(0.05)	$(0.10)
Diluted	$(0.01)	$(0.03)	$(0.01)	$(0.04)	$(0.09)

Weighted Average Shares Outstanding
Basic	—	—	—	—	—
Diluted	—	—	—	—	—

WEATHERFORD INTERNATIONAL LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Condensed Consolidated Statements of Operations
	As Restated

	2011 Quarters
	First	Second	Third	Fourth	Total
	(In millions, except per share amounts)
Revenues:
Products	$1,064	$1,152	$1,252	$1,416	$4,884
Services	1,792	1,900	2,118	2,294	8,104
	2,856	3,052	3,370	3,710	12,988

Cost of Products	792	874	952	1,124	3,742
Cost of Services	1,341	1,395	1,528	1,672	5,936
Research and Development	60	62	59	64	245
Selling, General and Administrative Attributable to Segments	384	384	378	386	1,532
Corporate General and Administrative	70	45	43	68	226
	2,647	2,760	2,960	3,314	11,681

Operating Income	209	292	410	396	1,307

Other Income (Expense):
Interest Expense, Net	(112)	(114)	(115)	(112)	(453)
Other, Net	(19)	(22)	(26)	(40)	(107)

Income Before Income Taxes	78	156	269	244	747
Provision for Income Taxes	(46)	(100)	(145)	(251)	(542)
Net Income (Loss)	32	56	124	(7)	205
Net Income Attributable to Noncontrolling Interests	(2)	(5)	(3)	(6)	(16)
Net Income (Loss) Attributable to Weatherford	$30	$51	$121	$(13)	$189

Earnings (Loss) Per Share Attributable To Weatherford:
Basic	$0.04	$0.07	$0.16	$(0.02)	$0.25
Diluted	$0.04	$0.07	$0.16	$(0.02)	$0.25

Weighted Average Shares Outstanding
Basic	747	751	754	758	753
Diluted	758	758	760	758	760

WEATHERFORD INTERNATIONAL LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Condensed Consolidated Balance Sheets
	As Previously Reported

		2011 Quarters
	First	Second	Third	Fourth
		(In millions)
Current Assets:
Cash and Cash Equivalents	$249	$330	$274	$371
Accounts Receivables	2,923	3,021	3,181	3,235
Inventories	2,760	2,940	3,073	3,158
Current Deferred Tax Assets	297	302	290	250
Other Current Assets	695	802	806	685
Total Current Assets	6,924	7,395	7,624	7,699

Property, Plant and Equipment	7,117	7,245	7,141	7,283
Goodwill	4,355	4,405	4,413	4,422
Other Intangible Assets	734	757	720	711
Equity Investments	552	558	600	616
Other Non-current Assets	219	224	217	454
Total Assets	$19,901	$20,584	$20,715	$21,185

Current Liabilities:
Short-term Borrowings and Current Portion of Long-term Debt	$620	$1,114	$1,350	$1,320
Accounts Payable	1,433	1,518	1,566	1,567
Other Current Liabilities	1,007	1,244	1,282	1,326
Total Current Liabilities	3,060	3,876	4,198	4,213

Long-term Debt	6,526	6,257	6,266	6,286
Other Non-current Liabilities	826	788	707	1,133
Total Liabilities	10,412	10,921	11,171	11,632

Shareholders' Equity:
Shares	763	763	769	769
Capital in Excess of Par Value	4,710	4,723	4,807	4,824
Treasury Shares, at Cost	(562)	(491)	(485)	(483)
Retained Earnings	4,132	4,208	4,329	4,352
Accumulated Other Comprehensive Income	381	398	97	70
Weatherford Shareholders' Equity	9,424	9,601	9,517	9,532
Noncontrolling Interests	65	62	27	21
Total Shareholders' Equity	9,489	9,663	9,544	9,553
Total Liabilities and Shareholders' Equity	$19,901	$20,584	$20,715	$21,185

WEATHERFORD INTERNATIONAL LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Condensed Consolidated Balance Sheets
	Restatement Adjustments

		2011 Quarters
	First	Second	Third	Fourth
		(In millions)
Current Assets:
Cash and Cash Equivalents	$—	$—	$—	$—
Accounts Receivables	—	—	(3)	(2)
Inventories	—	—	—	—
Current Deferred Tax Assets	(27)	(27)	(27)	24
Other Current Assets	2	2	2	10
Total Current Assets	(25)	(25)	(28)	32

Property, Plant and Equipment	5	4	4	4
Goodwill	1	2	2	1
Other Intangible Assets	—	—	—	—
Equity Investments	—	—	—	—
Other Non-current Assets	11	11	11	(171)
Total Assets	$(8)	$(8)	$(11)	$(134)

Current Liabilities:
Short-term Borrowings and Current Portion of Long-term Debt	$—	$—	$—	$—
Accounts Payable	—	—	3	4
Other Current Liabilities	81	105	109	66
Total Current Liabilities	81	105	112	70

Long-term Debt	—	—	—	—
Other Non-current Liabilities	61	62	61	4
Total Liabilities	142	167	173	74

Shareholders' Equity:
Shares	—	—	—	—
Capital in Excess of Par Value	(114)	(122)	(140)	(149)
Treasury Shares, at Cost	114	122	140	149
Retained Earnings	(152)	(177)	(187)	(218)
Accumulated Other Comprehensive Income	2	2	3	10
Weatherford Shareholders' Equity	(150)	(175)	(184)	(208)
Noncontrolling Interests	—	—	—	—
Total Shareholders' Equity	(150)	(175)	(184)	(208)
Total Liabilities and Shareholders' Equity	$(8)	$(8)	$(11)	$(134)

WEATHERFORD INTERNATIONAL LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Condensed Consolidated Balance Sheets
	As Restated

		2011 Quarters
	First	Second	Third	Fourth
		(In millions)
Current Assets:
Cash and Cash Equivalents	$249	$330	$274	$371
Accounts Receivables	2,923	3,021	3,178	3,233
Inventories	2,760	2,940	3,073	3,158
Current Deferred Tax Assets	270	275	263	274
Other Current Assets	697	804	808	695
Total Current Assets	6,899	7,370	7,596	7,731

Property, Plant and Equipment	7,122	7,249	7,145	7,287
Goodwill	4,356	4,407	4,415	4,423
Other Intangible Assets	734	757	720	711
Equity Investments	552	558	600	616
Other Non-current Assets	230	235	228	283
Total Assets	$19,893	$20,576	$20,704	$21,051

Current Liabilities:
Short-term Borrowings and Current Portion of Long-term Debt	$620	$1,114	$1,350	$1,320
Accounts Payable	1,433	1,518	1,569	1,571
Other Current Liabilities	1,088	1,349	1,391	1,392
Total Current Liabilities	3,141	3,981	4,310	4,283

Long-term Debt	6,526	6,257	6,266	6,286
Other Non-current Liabilities	887	850	768	1,137
Total Liabilities	10,554	11,088	11,344	11,706

Shareholders' Equity:
Shares	763	763	769	769
Capital in Excess of Par Value	4,596	4,601	4,667	4,675
Treasury Shares, at Cost	(448)	(369)	(345)	(334)
Retained Earnings	3,980	4,031	4,142	4,134
Accumulated Other Comprehensive Income	383	400	100	80
Weatherford Shareholders' Equity	9,274	9,426	9,333	9,324
Noncontrolling Interests	65	62	27	21
Total Shareholders' Equity	9,339	9,488	9,360	9,345
Total Liabilities and Shareholders' Equity	$19,893	$20,576	$20,704	$21,051

WEATHERFORD INTERNATIONAL LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Condensed Consolidated Statements of Operations
	As Previously Reported

	2010 Quarters
	First	Second	Third	Fourth	Total
	(In millions, except per share amounts)
Revenues:
Products	$781	$831	$911	$1,057	$3,580
Services	1,550	1,606	1,619	1,866	6,641
	2,331	2,437	2,530	2,923	10,221

Cost of Products	574	605	642	812	2,633
Cost of Services	1,179	1,203	1,255	1,312	4,949
Research and Development	49	54	55	58	216
Selling, General and Administrative Attributable to Segments	337	417	256	394	1,404
Corporate General and Administrative	84	53	47	53	237
	2,223	2,332	2,255	2,629	9,439

Operating Income	108	105	275	294	782

Other Income (Expense):
Interest Expense, Net	(95)	(96)	(99)	(116)	(406)
Bond Tender Premium	—	—	(11)	(43)	(54)
Devaluation of Venezuelan Bolivar	(64)	—	—	—	(64)
Other, Net	(9)	(14)	(12)	(18)	(53)

Income Before Income Taxes	(60)	(5)	153	117	205
Provision for Income Taxes	(5)	(46)	(59)	(229)	(339)
Net Income (Loss)	(65)	(51)	94	(112)	(134)
Net Income Attributable to Noncontrolling Interests	(5)	(5)	(5)	(3)	(18)
Net Income (Loss) Attributable to Weatherford	$(70)	$(56)	$89	$(115)	$(152)

Earnings (Loss) Per Share Attributable To Weatherford:
Basic	$(0.09)	$(0.08)	$0.12	$(0.15)	$(0.20)
Diluted	$(0.09)	$(0.08)	$0.12	$(0.15)	$(0.20)

Weighted Average Shares Outstanding
Basic	738	743	746	745	743
Diluted	738	743	751	745	743

WEATHERFORD INTERNATIONAL LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Condensed Consolidated Statements of Operations
	Restatement Adjustments

	2010 Quarters
	First	Second	Third	Fourth	Total
	(In millions, except per share amounts)
Revenues:
Products	$—	$—	$—	$—	$—
Services	—	—	—	—	—
	—	—	—	—	—

Cost of Products	1	—	1	2	4
Cost of Services	1	1	1	1	4
Research and Development	—	—	—	—	—
Selling, General and Administrative Attributable to Segments	—	—	—	—	—
Corporate General and Administrative	—	—	—	—	—
	2	1	2	3	8

Operating Income	(2)	(1)	(2)	(3)	(8)

Other Income (Expense):
Interest Expense, Net	—	—	—	—	—
Bond Tender Premium	—	—	—	—	—
Devaluation of Venezuelan Bolivar	—	—	—	—	—
Other, Net	—	—	—	—	—

Income Before Income Taxes	(2)	(1)	(2)	(3)	(8)
Provision for Income Taxes	(11)	(17)	(17)	(12)	(57)
Net Income (Loss)	(13)	(18)	(19)	(15)	(65)
Net Income Attributable to Noncontrolling Interests	—	—	—	—	—
Net Income (Loss) Attributable to Weatherford	$(13)	$(18)	$(19)	$(15)	$(65)

Earnings (Loss) Per Share Attributable To Weatherford:
Basic	$(0.02)	$(0.02)	$(0.03)	$(0.02)	$(0.09)
Diluted	$(0.02)	$(0.02)	$(0.03)	$(0.02)	$(0.09)

Weighted Average Shares Outstanding
Basic	—	—	—	—	—
Diluted	—	—	—	—	—

WEATHERFORD INTERNATIONAL LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Condensed Consolidated Statements of Operations
	As Restated

	2010 Quarters
	First	Second	Third	Fourth	Total
	(In millions, except per share amounts)
Revenues:
Products	$781	$831	$911	$1,057	$3,580
Services	1,550	1,606	1,619	1,866	6,641
	2,331	2,437	2,530	2,923	10,221

Cost of Products	575	605	643	814	2,637
Cost of Services	1,180	1,204	1,256	1,313	4,953
Research and Development	49	54	55	58	216
Selling, General and Administrative Attributable to Segments	337	417	256	394	1,404
Corporate General and Administrative	84	53	47	53	237
	2,225	2,333	2,257	2,632	9,447

Operating Income	106	104	273	291	774

Other Income (Expense):
Interest Expense, Net	(95)	(96)	(99)	(116)	(406)
Bond Tender Premium	―	―	(11)	(43)	(54)
Devaluation of Venezuelan Bolivar	(64)	―	―	―	(64)
Other, Net	(9)	(14)	(12)	(18)	(53)

Income Before Income Taxes	(62)	(6)	151	114	197
Provision for Income Taxes	(16)	(63)	(76)	(241)	(396)
Net Income (Loss)	(78)	(69)	75	(127)	(199)
Net Income Attributable to Noncontrolling Interests	(5)	(5)	(5)	(3)	(18)
Net Income (Loss) Attributable toWeatherford	$(83)	$(74)	$70	$(130)	$(217)

Earnings (Loss) Per Share Attributable To Weatherford:
Basic	$(0.11)	$(0.10)	$0.09	$(0.17)	$(0.29)
Diluted	$(0.11)	$(0.10)	$0.09	$(0.17)	$(0.29)

Weighted Average Shares Outstanding
Basic	738	743	746	745	743
Diluted	738	743	751	745	743

WEATHERFORD INTERNATIONAL LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Condensed Consolidated Balance Sheets
	As Previously Reported

		2010 Quarters
	First	Second	Third	Fourth
		(In millions)
Current Assets:
Cash and Cash Equivalents	$207	$223	$951	$416
Accounts Receivables	2,654	2,469	2,529	2,629
Inventories	2,316	2,368	2,491	2,590
Current Deferred Tax Assets	285	284	286	284
Other Current Assets	666	716	655	601
Total Current Assets	6,128	6,060	6,912	6,520

Property, Plant and Equipment	6,882	6,772	6,931	6,940
Goodwill	4,231	4,216	4,231	4,277
Other Intangible Assets	753	740	731	728
Equity Investments	533	540	538	540
Other Non-current Assets	275	271	315	202
Total Assets	$18,802	$18,599	$19,658	$19,207

Current Liabilities:
Short-term Borrowings and Current Portion of Long-term Debt	$991	$628	$582	$235
Accounts Payable	1,121	1,128	1,201	1,335
Other Current Liabilities	1,083	1,206	1,232	1,058
Total Current Liabilities	3,195	2,962	3,015	2,628

Long-term Debt	5,845	6,005	6,695	6,530
Other Non-current Liabilities	558	562	623	789
Total Liabilities	9,598	9,529	10,333	9,947

Shareholders' Equity:
Shares	761	761	761	761
Capital in Excess of Par Value	4,641	4,659	4,683	4,702
Treasury Shares, at Cost	(574)	(566)	(566)	(563)
Retained Earnings	4,177	4,121	4,209	4,094
Accumulated Other Comprehensive Income	121	23	166	199
Weatherford Shareholders' Equity	9,126	8,998	9,253	9,193
Noncontrolling Interests	78	72	72	67
Total Shareholders' Equity	9,204	9,070	9,325	9,260
Total Liabilities and Shareholders' Equity	$18,802	$18,599	$19,658	19,207

WEATHERFORD INTERNATIONAL LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Condensed Consolidated Balance Sheets
	Restatement Adjustments

			2010 Quarters
	First		Second		Third		Fourth
			(In millions)
Current Assets:
Cash and Cash Equivalents	$	―	$	―	$	―	$	―
Accounts Receivables		―		―		―		―
Inventories		―		―		―		―
Current Deferred Tax Assets		35		36		35		(27)
Other Current Assets		2		2		2		2
Total Current Assets		37		38		37		(25)

Property, Plant and Equipment		5		6		5		5
Goodwill		―		―		―		2
Other Intangible Assets		―		―		―		―
Equity Investments		―		―		―		―
Other Non-current Assets		(30)		(31)		(30)		10
Total Assets		$12		$13		$12		$(8)

Current Liabilities:
Short-term Borrowings and Current Portion of Long-term Debt	$	―	$	―	$	―	$	―
Accounts Payable		―		―		―		―
Other Current Liabilities		(6)		14		31		73
Total Current Liabilities		(6)		14		31		73

Long-term Debt		―		―		―		―
Other Non-current Liabilities		111		110		110		61
Total Liabilities		105		124		141		134

Shareholders' Equity:
Shares		―		―		―		―
Capital in Excess of Par Value		(34)		(62)		(66)		(85)
Treasury Shares, at Cost		34		62		66		85
Retained Earnings		(93)		(112)		(130)		(145)
Accumulated Other Comprehensive Income		―		1		1		3
Weatherford Shareholders' Equity		(93)		(111)		(129)		(142)
Noncontrolling Interests		―		―		―		―
Total Shareholders' Equity		(93)		(111)		(129)		(142)
Total Liabilities and Shareholders' Equity		$12		$13		$12		$(8)

WEATHERFORD INTERNATIONAL LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Condensed Consolidated Balance Sheets
	As Restated

		2010 Quarters
	First	Second	Third	Fourth
		(In millions)
Current Assets:
Cash and Cash Equivalents	$207	$223	$951	$416
Accounts Receivables	2,654	2,469	2,529	2,629
Inventories	2,316	2,368	2,491	2,590
Current Deferred Tax Assets	320	320	321	257
Other Current Assets	668	718	657	603
Total Current Assets	6,165	6,098	6,949	6,495

Property, Plant and Equipment	6,887	6,778	6,936	6,945
Goodwill	4,231	4,216	4,231	4,279
Other Intangible Assets	753	740	731	728
Equity Investments	533	540	538	540
Other Non-current Assets	245	240	285	212
Total Assets	$18,814	$18,612	$19,670	$19,199

Current Liabilities:
Short-term Borrowings and Current Portion of Long-term Debt	$991	$628	$582	$235
Accounts Payable	1,121	1,128	1,201	1,335
Other Current Liabilities	1,077	1,220	1,263	1,131
Total Current Liabilities	3,189	2,976	3,046	2,701

Long-term Debt	5,845	6,005	6,695	6,530
Other Non-current Liabilities	669	672	733	850
Total Liabilities	9,703	9,653	10,474	10,081

Shareholders' Equity:
Shares	761	761	761	761
Capital in Excess of Par Value	4,607	4,597	4,617	4,617
Treasury Shares, at Cost	(540)	(504)	(500)	(478)
Retained Earnings	4,084	4,009	4,079	3,949
Accumulated Other Comprehensive Income	121	24	167	202
Weatherford Shareholders' Equity	9,033	8,887	9,124	9,051
Noncontrolling Interests	78	72	72	67
Total Shareholders' Equity	9,111	8,959	9,196	9,118
Total Liabilities and Shareholders' Equity	$18,814	$18,612	$19,670	$19,199

WEATHERFORD INTERNATIONAL LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Compensation and Security Ownership of Board Members and Executive Officers

The compensation and security ownership of members of the Board of Directors of Weatherford International Ltd. and of Weatherford executive officers is presented in Note 8 (Board of Directors Compensation), Note 9 (Executive Management Compensation) and Note 10 (Share Ownership – Board of Directors and Executive Management) in the Weatherford International Ltd. stand-alone statutory financial statements.

Risk Assessment

Weatherford International Ltd.'s risk assessment is presented in Note 11 (Risk Assessment Disclosure) of the Weatherford International Ltd. stand-alone statutory financial statements.

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
As a result of these guarantee arrangements, we are required to present the following condensed consolidating financial information.  The accompanying guarantor financial information is presented on the equity method of accounting for all periods presented.  Under this method, investments in subsidiaries are recorded at cost and adjusted for our share in the subsidiaries' cumulative results of operations, capital contributions and distributions and other changes in equity.  Elimination entries relate primarily to the elimination of investments in subsidiaries and associated intercompany balances and transactions.  Certain prior year amounts have been reclassified to conform to the current year presentation.

WEATHERFORD INTERNATIONAL LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

 Condensed Consolidating Balance Sheet
December 31, 2011
(Restated)
 (In millions)

	Weatherford Switzerland	Weatherford Bermuda	Weatherford Delaware	Other Subsidiaries	Eliminations	Consolidation

Current Assets:
Cash and Cash Equivalents	$—	$—	$—	$371	$—	$371
Other Current Assets	3	16	147	7,293	(99)	7,360
Total Current Assets	3	16	147	7,664	(99)	7,731

Equity Investments in Affiliates	9,654	15,287	7,770	12,102	(44,813)
Shares Held in Parent	—	—	4	330	(334)	—
Intercompany Receivables, Net	—	1,252	64	—	(1,316)	—
Other Assets	20	37	32	13,231	—	13,320
Total Assets	$9,677	$16,592	$8,017	$33,327	$(46,562)	$21,051

Current Liabilities:
Short-term Borrowings and Current Portion of Long-Term Debt	$—	$1,005	$292	$23	$—	$1,320
Accounts Payable and Other Current Liabilities	10	133	—	2,919	(99)	2,963
Total Current Liabilities	10	1,138	292	2,942	(99)	4,283

Long-term Debt	—	5,163	1,046	77	—	6,286
Intercompany Payables, Net	343	—	—	972	(1,315)	—
Other Long-term Liabilities	—	81	5	1,051	—	1,137
Total Liabilities	353	6,382	1,343	5,042	(1,414)	11,706

Weatherford Shareholders' Equity	9,324	10,210	6,674	28,264	(45,148)	9,324
Noncontrolling Interests	—	—	—	21	—	21
Total Liabilities and Shareholders' Equity	$9,677	$16,592	$8,017	$33,327	$(46,562)	$21,051

WEATHERFORD INTERNATIONAL LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Condensed Consolidating Balance Sheet
December 31, 2010
(Restated)
 (In millions)

	Weatherford Switzerland	Weatherford Bermuda	Weatherford Delaware	Other Subsidiaries	Eliminations	Consolidation

Current Assets:
Cash and Cash Equivalents	$—	$114	$12	$290	$—	$416
Other Current Assets	10	9	85	5,975	—	6,079
Total Current Assets	10	123	97	6,265	—	6,495

Equity Investments in Affiliates	9,287	14,087	6,906	13,335	(43,615)
Shares Held in Parent	—	—	4	474	(478)	—
Intercompany Receivables, Net	—	2,162	617	—	(2,779)	—
Other Assets	8	40	149	12,507	—	12,704
Total Assets	$9,305	$16,412	$7,773	$32,581	$(46,872)	$19,199

Current Liabilities:
Short-Term Borrowings and Current Portion of Long-Term Debt	$—	$8	$202	$25	$—	$235
Accounts Payable and Other Current Liabilities	22	134	114	2,196	—	2,466
Total Current Liabilities	22	142	316	2,221	—	2,701

Long-term Debt	—	5,170	1,325	35	—	6,530
Intercompany Payables, Net	226	—	—	2,552	(2,778)	—
Other Long-term Liabilities	6	77	2	765	—	850
Total Liabilities	254	5,389	1,643	5,573	(2,778)	10,081

Weatherford Shareholders' Equity	9,051	11,023	6,130	26,941	(44,094)	9,051
Noncontrolling Interests	—	—	—	67	—	67
Total Liabilities and Shareholders' Equity	$9,305	$16,412	$7,773	$32,581	$(46,872)	$19,199

WEATHERFORD INTERNATIONAL LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Condensed Consolidating Statement of Operations
Year Ended December 31, 2011
(Restated)
(In millions)

	Weatherford Switzerland	Weatherford Bermuda	Weatherford Delaware	Other Subsidiaries	Eliminations	Consolidation

Revenues	$—	$—	$—	$12,988	$—	$12,988
Costs and Expenses	(48)	(3)	(3)	(11,627)	—	(11,681)
Operating Income (Loss)	(48)	(3)	(3)	1,361	—	1,307

Other Income (Expense):
Interest Expense, Net	—	(353)	(90)	(10)	—	(453)
Intercompany Charges, Net	(61)	16	(177)	222	—	—
Equity in Subsidiary Income	299	281	802	—	(1,382)	—
Other, Net	—	(33)	(1)	(73)	—	(107)
Income (Loss) Before Income Taxes	190	(92)	531	1,500	(1,382)	747
(Provision) Benefit for Income Taxes	(1)	—	65	(606)	—	(542)
Net Income (Loss)	189	(92)	596	894	(1,382)	205
Noncontrolling Interests	—	—	—	(16)	—	(16)
Net Income (Loss) Attributable to Weatherford	$189	$(92)	$596	$878	$(1,382)	$189

WEATHERFORD INTERNATIONAL LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Condensed Consolidating Statement of Operations
Year Ended December 31, 2010
(Restated)
 (In millions)

	Weatherford Switzerland	Weatherford Bermuda	Weatherford Delaware	Other Subsidiaries	Eliminations	Consolidation

Revenues	$—	$—	$—	$10,221	$—	$10,221
Costs and Expenses	(43)	(45)	(3)	(9,356)	—	(9,447)
Operating Income (Loss)	(43)	(45)	(3)	865	—	774

Other Income (Expense):
Interest Expense, Net	(1)	(286)	(113)	(6)	—	(406)
Bond Tender Premium	—	(15)	(39)	—	—	(54)
Devaluation of Venezuelan Bolivar	—	—	—	(64)	—	(64)
Intercompany Charges, Net	(28)	(1)	(188)	217	—	—
Equity in Subsidiary Income	(145)	294	753	—	(902)	—
Other, Net	—	(44)	—	(9)	—	(53)
Income (Loss) Before Income Taxes	(217)	(97)	410	1,003	(902)	197
(Provision) Benefit for Income Taxes	—	—	119	(515)	—	(396)
Net Income (Loss)	(217)	(97)	529	488	(902)	(199)
Noncontrolling Interests	—	—	—	(18)	—	(18)
Net Income (Loss) Attributable to Weatherford	$(217)	$(97)	$529	$470	$(902)	$(217)

WEATHERFORD INTERNATIONAL LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

 Condensed Consolidating Statement of Operations
Year Ended December 31, 2009
(Restated)
 (In millions)

	Weatherford Switzerland	Weatherford Bermuda	Weatherford Delaware	Other Subsidiaries	Eliminations	Consolidation

Revenues	$—	$—	$—	$8,833	$—	$8,833
Costs and Expenses	(11)	(17)	(3)	(8,115)	—	(8,146)
Operating Income (Loss)	(11)	(17)	(3)	718	—	687

Other Income (Expense):
Interest Expense, Net	—	(254)	(115)	2	—	(367)
Intercompany Charges, Net	(21)	(29)	(143)	193	—	—
Equity in Subsidiary Income	119	389	419	—	(927)	—
Other, Net	—	(47)	(1)	4	—	(44)
Income (Loss) Before Income Taxes	87	42	157	917	(927)	276
(Provision) Benefit for Income Taxes	—	—	89	(252)	—	(163)
Net Income (Loss)	87	42	246	665	(927)	113
Noncontrolling Interests	—	—	—	(26)	—	(26)
Net Income (Loss) Attributable to Weatherford	$87	$42	$246	$639	$(927)	$87

WEATHERFORD INTERNATIONAL LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Condensed Consolidating Statement of Cash Flows
Year Ended December 31, 2011
(Restated)
(In millions)

	Weatherford Switzerland	Weatherford Bermuda	Weatherford Delaware	Other Subsidiaries	Eliminations	Consolidation

Cash Flows from Operating Activities:
Net Income (Loss)	$189	$(92)	$596	$894	$(1,382)	$205
Adjustments to Reconcile Net Income(Loss) to Net Cash Provided(Used) by Operating Activities:
Charges from Parent or Subsidiary	61	(16)	177	(222)	—	—
Equity in (Earnings) Loss of Affiliates	(299)	(281)	(802)	—	1,382	—
Deferred Income Tax Benefit	—	—	(65)	186	—	121
Other Adjustments	3	(73)	(31)	599	—	498
Net Cash Provided (Used) by Operating Activities	(46)	(462)	(125)	1,457	—	824

Cash Flows from Investing Activities:
Acquisitions of Businesses, Net of Cash Acquired	(4)	—	—	(140)	—	(144)
Capital Expenditures for Property, Plant and Equipment	—	—	—	(1,524)	—	(1,524)
Acquisition of Intellectual Property	—	—	—	(8)	—	(8)
Purchase of Equity Investment in Unconsolidated Affiliates	—	—	—	(14)	—	(14)
Proceeds from Sale of Assets and Businesses, Net	—	—	—	31	—	31
Capital Contribution to Subsidiary	(4)	(25)	4	—	25	—
Other Investing Activities	—	—	—	(15)	—	(15)
Net Cash Provided (Used) by Investing Activities	(8)	(25)	4	(1,670)	25	(1,674)

Cash Flows from Financing Activities:
Borrowings (Repayments) Short-term Debt, Net	—	996	—	(4)	—	992
Borrowings (Repayments) Long-term Debt, Net	—	—	(18)	(176)	—	(194)
Borrowings (Repayments) Between Subsidiaries, Net	54	(623)	127	442	—	—
Proceeds from Capital Contributions	—	—	—	25	(25)	—
Other, Net	—	—	—	7	—	7
Net Cash Provided (Used) by Financing Activities	54	373	109	294	(25)	805

Effect of Exchange Rate Changes On Cash and Cash Equivalents	—	—	—	—	—	—

Net Increase in Cash and Cash Equivalents	—	(114)	(12)	81	—	(45)
Cash and Cash Equivalents at Beginning of Year	—	114	12	290	—	416
Cash and Cash Equivalents at End of Year	$—	$—	$—	$371	$—	$371

WEATHERFORD INTERNATIONAL LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Condensed Consolidating Statement of Cash Flows
Year Ended December 31, 2010
(Restated)
 (In millions)

	Weatherford Switzerland	Weatherford Bermuda	Weatherford Delaware	Other Subsidiaries	Eliminations	Consolidation

Cash Flows from Operating Activities:
Net Income (Loss)	$(217)	$(97)	$529	$488	$(902)	$(199)
Adjustments to Reconcile Net Income(Loss) to Net Cash Provided (Used) by Operating Activities:
Charges from Parent or Subsidiary	28	1	188	(217)	—	—
Equity in (Earnings) Loss of Affiliates	145	(294)	(753)	—	902	—
Deferred Income Tax Benefit	—	—	(119)	201	—	82
Other Adjustments	15	145	(155)	1,237	—	1,242
Net Cash Provided (Used) by Operating Activities	(29)	(245)	(310)	1,709	—	1,125

Cash Flows from Investing Activities:
Acquisitions of Businesses, Net of Cash Acquired	(92)	—	—	(52)	—	(144)
Capital Expenditures for Property, Plant and Equipment	—	—	—	(977)	—	(977)
Acquisition of Intellectual Property	—	—	—	(24)	—	(24)
Purchase of Equity Investment in Unconsolidated Affiliates	—	—	—	(2)	—	(2)
Proceeds from Sale of Assets and Businesses, Net	—	—	—	197	—	197
Capital Contribution to Subsidiary	—	(13)	—	—	13	—
Other Investing Activities	—	42	—	—	—	42
Net Cash Provided (Used) by Investing Activities	(92)	29	—	(858)	13	(908)

Cash Flows from Financing Activities:
Borrowings (Repayments) Short-term Debt, Net	—	(344)	—	(490)	—	(834)
Borrowings (Repayments) Long-term Debt, Net	—	1,190	(340)	9	—	859
Borrowings (Repayments) Between Subsidiaries, Net	121	(497)	706	(330)	—	—
Proceeds from Capital Contributions	—	—	—	13	(13)	—
Other, Net	—	(19)	(44)	3	—	(60)
Net Cash Provided (Used) by Financing Activities	121	330	322	(795)	(13)	(35)

Effect of Exchange Rate Changes on Cash and Cash Equivalents	—	—	—	(19)	—	(19)

Net Increase in Cash and Cash Equivalents	—	114	12	37	—	163
Cash and Cash Equivalents at Beginning of Year	—	—	—	253	—	253
Cash and Cash Equivalents at End of Year	$—	$114	$12	$290	$—	$416

WEATHERFORD INTERNATIONAL LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Condensed Consolidating Statement of Cash Flows
Year Ended December 31, 2009
(Restated)
 (In millions)

	Weatherford Switzerland	Weatherford Bermuda	Weatherford Delaware	Other Subsidiaries	Eliminations	Consolidation

Cash Flows from Operating Activities:
Net Income (Loss)	$87	$42	$246	$665	$(927)	$113
Adjustments to Reconcile Net Income(Loss) to Net Cash Provided (Used) By Operating Activities:
Charges from Parent or Subsidiary	21	29	143	(193)	—	—
Equity in (Earnings) Loss of Affiliates	(119)	(389)	(419)	—	927	—
Deferred Income Tax Benefit	—	—	88	(200)	—	(112)
Other Adjustments	8	77	63	458	—	606
Net Cash Provided (Used) by Operating Activities	(3)	(241)	121	730	—	607

Cash Flows from Investing Activities:
Acquisitions of Businesses, Net of Cash Acquired	—	—	—	(10)	—	(10)
Capital Expenditures for Property, Plant and Equipment	—	—	—	(1,569)	—	(1,569)
Acquisition of Intellectual Property	—	—	—	(28)	—	(28)
Purchase of Equity Investment in Unconsolidated Affiliates	—	—	—	(27)	—	(27)
Proceeds from Sale of Assets and Businesses, Net	—	—	—	123	—	123
Capital Contribution to Subsidiary	—	(474)	—	—	474	—
Other Investing Activities	—	—	—	—	—	—
Net Cash Provided (Used) by Investing Activities	—	(474)	—	(1,511)	474	(1,511)

Cash Flows from Financing Activities:
Borrowings (Repayments) Short-term Debt, Net	—	(434)	—	41	—	(393)
Borrowings (Repayments) Long-term Debt, Net	—	1,242	—	(16)	—	1,226
Borrowings (Repayments) Between Subsidiaries, Net	3	(93)	(194)	284	—	—
Proceeds from Capital Contributions	—	—	—	474	(474)	—
Other, Net	—	—	73	1	—	74
Net Cash Provided (Used) By Financing Activities	3	715	(121)	784	(474)	907

Effect of Exchange Rate Changes on Cash and Cash Equivalents	—	—	—	11	—	11

Net Increase in Cash and Cash Equivalents	—	—	—	14	—	14
Cash and Cash Equivalents at Beginning of Year	—	—	—	239	—	239
Cash and Cash Equivalents at End of Year	$—	$—	$—	$253	$—	$253

Item 9.  Changes in and Disagreement with Accountants on Accounting and Financial Disclosure
None.
Item 9A.  Controls and Procedures

Overview
As disclosed in our Annual Report on Form 10-K for the year ended December 31, 2010 and each of our Quarterly Reports on Form 10-Q during the year ended December 31, 2011, we previously identified a material weakness in our internal controls over the accounting for income taxes relating to current taxes payable, deferred tax assets and liabilities, reserves for uncertain tax positions, and current and deferred tax expense.  As further disclosed, we took steps during 2011 to remediate this material weakness, including:
•	Engaged third-party tax advisors and consultants to assist with enhancing internal controls over financial reporting for income taxes and developing and implementing a remediation plan;
•
Revised the process for the quarterly and annual tax provisions including additional resources focused on the review and oversight of the tax accounts, reserves for uncertain tax positions and preparation of the income tax provision;

•	Began recruitment of various positions within the tax and financial reporting departments and completed the hiring of several newly created positions by the end of 2011;
•	Completed the review and validation of the current and deferred tax balance sheet accounts at significant locations; and
•	Provided income tax accounting training to tax and financial personnel within each region.
Although we had designed and implemented certain new internal controls in an effort to remediate the material weakness, we continued to conclude that the material weakness was not remediated as of December 31, 2011 because our processes, procedures, controls and oversight over the income tax process were not effective to ensure that amounts related to current taxes payable, deferred tax assets and liabilities, reserves for uncertain tax positions, current and deferred income tax expense and related footnote disclosures were accurate.

In light of this material weakness, in preparing our consolidated financial statements as of and for the year ended December 31, 2011, we performed additional procedures including reconciliations and analyses designed to ensure that our consolidated financial statements included in our originally filed Annual Report on Form 10-K for the year ended December 31, 2011 had been prepared in accordance with generally accepted accounting principles.  For our largest jurisdictions, these procedures included, but were not limited to, reconciliations of our deferred tax balances with the tax bases of assets and liabilities for our largest jurisdictions, comprehensive analysis of  uncertain tax positions for our largest jurisdictions, the reassessment of recoverability of deferred tax assets, and reevaluation of the accounting for certain classes of tax transactions such as withholding and branch profits taxes. As a result of these additional procedures, we identified additional errors across multiple jurisdictions that resulted in the restatement of our previously reported financial statements for the years ended December 31, 2010 and 2009, and our condensed consolidated financial statements for each of the affected quarters within 2011 and 2010.
During 2012, in connection with the preparation of our first and second quarter financial statements and our ongoing income tax remediation activities, we identified additional errors related to prior years.  Due to the continued accumulation of these errors, the Audit Committee of our Board of Directors concluded, on July 24, 2012, that investors should no longer rely upon our previously issued financial statements.  Management determined that we would delay filing restated financial statements until significant procedures and reviews of our accounting for income taxes were performed. During the third and fourth quarters of 2012, we performed expanded procedures to ensure that our restated consolidated financial statements have been prepared in accordance with generally accepted accounting principles. These procedures included the validation of all our income tax accounts and primarily focused on reconciliations of our current taxes payable and deferred tax balances with the tax bases of assets and liabilities in all jurisdictions, expanded review of uncertain tax positions in all jurisdictions with an additional focus on transfer pricing activities, and further analysis of our accounting for withholding taxes. To ensure the appropriateness and completeness of our accounting for uncertain tax positions, we performed (1) a validation of all previously identified uncertain tax positions and related measurement amounts and (2) a completeness assessment from several processes, including surveys completed by in-country and regional tax and accounting personnel, review of the status and pending issues in open tax audits, and consideration of findings from all other validation and completeness procedures performed in connection with the restatement.   As a result of these additional procedures, we identified additional errors across multiple jurisdictions that resulted in further restatement of our previously reported financial statements for the years ended December 31, 2011, 2010 and 2009 and our condensed consolidated financial statements for the first quarter of 2012 and each quarter within 2011 and 2010.

As of the filing date of this Annual Report on Form 10-K/A, the material weakness in our internal controls over the accounting for income taxes has not been remediated.

Management's Report on Internal Control Over Financial Reporting
Management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting as such term is defined in the Securities Exchange Act of 1934 Rule 13a-15(f).  The Company's internal controls are designed to provide reasonable assurance as to the reliability of its financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles ("GAAP").
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
Management assessed the effectiveness of the Company's internal control over financial reporting as of December 31, 2011 using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control— An Integrated Framework (September 1992).  In connection with this assessment, management identified a material weakness in the Company's internal controls over financial reporting for income taxes.  A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis. The Company's processes, procedures, controls and oversight over the income tax process were not effective to ensure that amounts related to current taxes payable, deferred tax assets and liabilities, reserves for uncertain tax positions, current and deferred income tax expense and related footnote disclosures were accurate.  Specifically, our processes and procedures did not provide for adequate and timely identification and review of various income tax calculations, reconciliations and related supporting documentation required to properly account for income taxes in accordance with U.S. GAAP. This material weakness resulted in the restatement of our 2009 and 2010 consolidated financial statements as reported in our originally filed 2011 Annual Report on Form 10-K, an additional restatement of our 2009, 2010 and 2011 consolidated financial statements as reported in this 2011 Annual Report on Form 10-K/A and our condensed consolidated financial statements for the first quarter of 2012 and each of the quarters within 2010 and 2011.
Because of the material weaknesses described above, management concluded that, as of December 31, 2011, our internal control over financial reporting was not effective.
The effectiveness of the Company's internal control over financial reporting as of December 31, 2011, has been audited by Ernst & Young LLP, the independent registered public accounting firm that audited our consolidated financial statements, as stated in their report which appears below.
Remediation Plan

We believe that the additional adjustments to prior period income taxes are a result of additional procedures and improvements the Company implemented during 2012 to existing procedures or procedures implemented in 2011.  These procedures are part of our efforts to remediate the material weakness and included enhanced reviews and validation of potential uncertain tax positions reported by internal personnel, additional training and communication of potential tax exposures, enhanced procedures related to tax returns filed during 2012 to identify differences in amounts accrued, enhancements to the quarterly tax provision process and implementation of technology solutions to eliminate manual processes. In an effort to remediate the material weakness, the Company plans to continue the implementation of its remediation plan by undertaking the following:

•
Ongoing evaluation and continued enhancement of tax department personnel and organizational structure, including the use of third-party tax advisors and consultants to both assist with enhancing internal controls over financial reporting and augment our existing tax staff until new appropriately-qualified employees are hired, to ensure effective preparation and review of the income tax provision, account reconciliations and analyses;

•	Timely preparation of tax basis balance sheets and reconciliations of the tax accounts in all jurisdictions to enable timely detection of potential errors;
•
Ongoing analysis of uncertain tax positions in all jurisdictions, leveraging the extensive work performed by the Company in connection with the current restatement into a routine process for identifying and assessing uncertain tax positions on a timely basis;

•
Continued evaluation of the information technology infrastructure supporting our income tax process and implementation of additional technology solutions to further eliminate manual processes and provide long-term sustainability of the process improvements; and

•	Continued delivery of income tax accounting training for tax and financial accounting personnel.
Evaluation of disclosure controls and procedures

At the end of the period covered by this Annual Report on Form 10-K/A, we carried out an evaluation, under the supervision and with the participation of management, including the Chief Executive Officer ("CEO") and the Chief Financial Officer ("CFO"), of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act).  Based upon that evaluation, the identification of a material weakness in our internal control over financial reporting, as discussed in "Management's Report on Internal Control over Financial Reporting", and the restatement of our previously issued financial statements included in our originally filed Annual Report on Form 10-K for 2011, our CEO and CFO have concluded our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act") were not effective to provide reasonable assurance that information required to be disclosed in the reports we file and submit under the Exchange Act is recorded, processed, summarized and reported within the time period specified in the SEC's rules and forms.

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

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of Weatherford International Ltd., and Subsidiaries

We have audited the internal control over financial reporting of Weatherford International Ltd. and Subsidiaries as of December 31, 2011, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Management of Weatherford International Ltd. and Subsidiaries is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management's Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company's internal control over financial reporting based on our audit.

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

A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company's annual or interim financial statements will not be prevented or detected on a timely basis. The following material weakness has been identified and included in management's assessment. Management has identified a material weakness in controls related to the company's accounting for income taxes at December 31, 2011. We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Weatherford International Ltd. and subsidiaries as of December 31, 2011 and 2010 and the related consolidated statements of operations, shareholders' equity and cash flows for each of the three years in the period ended December 31, 2011. This material weakness was considered in determining the nature, timing and extent of audit tests applied in our audit of these financial statements and this report does not affect our report dated March 15, 2012, except for Note 2, as to which the date is December 17, 2012, which expressed an unqualified opinion on those financial statements.

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

Item 9B.  Other Information
None.
PART III

Item 10.  Directors, Executive Officers and Corporate Governance
Pursuant to General Instructions G(3), information on directors and executive officers of the Registrant and corporate governance matters has been incorporated by reference from our definitive proxy statement for the annual shareholder meeting held on May 23, 2012.
The Company has adopted a code of ethics entitled "Code of Business Conduct," which applies to all our employees, officers and directors and our board of directors has also adopted a separate "Supplemental Code of Business Conduct" for our senior officers.  Copies of these codes can also be found at www.weatherford.com.
We intend to satisfy the requirement under Item 5.05 of Form 8-K to disclose any amendments to our Code of Business Conduct and any waiver from any provision of our Code of Business Conduct by posting such information on our website at www.weatherford.com.
Item 11.  Executive Compensation
Pursuant to General Instructions G(3), information on executive compensation has been incorporated by reference from our definitive proxy statement for the annual shareholder meeting held on May 23, 2012.
Item 12(a). Security Ownership of Certain Beneficial Owners

Pursuant to General Instructions G(3), information on security ownership of certain beneficial owners has been incorporated by reference from our definitive proxy statement for the annual shareholder meeting held on May 23, 2012.

Item 12(b). Security Ownership of Management

Pursuant to General Instructions G(3), information on security ownership of management has been incorporated by reference from our definitive proxy statement for the annual shareholder meeting held on May 23, 2012.

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
	Shares to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted Average Exercise Price of Outstanding Options, Warrants and Rights	Shares Available for Future Issuance (a)
	(In thousands, except share prices)
Plan Category:
Equity compensation plans approved by shareholders (b)	7,971	$22.91	6,224
Equity compensation plans not approved by shareholders (c)	18,829	11.10	—
Total	26,800	$14.71	6,224

(a)	Excluding shares reflected in the first column of this table.

(b)	Includes our Omnibus Plan, which was approved by our shareholders in May 2006, and our 2010 Omnibus Plan, which was approved by our shareholders in June 2010.
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

Our 1998 Employee Stock Option Plan ("1998 Plan") provides for the grant of nonqualified options to purchase our shares to employees or employees of our affiliates, as determined by the Compensation Committee of our Board of Directors.  The price at which shares may be purchased is based on the market price of the shares and cannot be less than the aggregate par value of the shares on the date the option was granted.  Unless otherwise provided in an option agreement, no option may be exercised after one day less than 10 years from the date of vesting.  Options generally become fully exercisable after three to four years from the date of grant, subject to earlier vesting in the event of the death, disability or retirement of the employee or in the event of a change of control of the Company.  The 1998 Plan provides for the grant of options to purchase up to 88 million shares.  As of December 31, 2011, there were options to purchase an aggregate of 8.5 million of our shares outstanding under the 1998 Plan, all of which are vested.  Subsequent to the shareholder approval of our Omnibus Plan in May 2006, awards are no longer granted under the 1998 Plan.
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
Under our Non-Employee Director Deferred Compensation Plan ("DDC Plan"), each non-employee director may elect to defer up to 7.5% of any fees paid by the Company.  The deferred fees were converted into non-monetary units representing shares that could have been purchased with the deferred fees based on the market price of our  shares on the last day of the month in which fees were deferred.  If a non-employee director elected to defer at least 5% of his fees, we made an additional contribution to the director's account equal to the sum of (1) 7.5% of the director's fees plus (2) the amount of fees deferred by the director.  The non-employee directors are fully vested at all times.  Our directors may generally determine when distributions will be made from the plan, but in any event all benefits under the DDC Plan will be distributed no later than January 1, 2017.  The amount of the distribution will be a number of our shares equal to the number of units at the time of distribution.  As of December 31, 2011, there were 121 thousand deferred units outstanding under this plan.  Effective December 31, 2008, we suspended the DDC Plan.  While the plan is suspended, no new participants may join the plan and no further deferrals of fees or matching contributions will be made under the plan unless and until our Board of Directors determines otherwise.
We established our Foreign Executive Deferred Compensation Stock Ownership Plan for key foreign employees ("FEDC Plan"), and under this plan we contribute 15% of each participant's total salary, bonus and commission compensation each year.  Our contributions vest over a five-year period on the basis of 20% per year for each year of service.  Under the FEDC Plan, our contributions are converted into non-monetary units equal to the number of our shares that could have been purchased with the amounts contributed based on the average closing price of our shares for each day of the month in which contributions are made.  Distributions are made under the FEDC Plan after a participant retires, becomes disabled or dies or after his employment is terminated, but in any event all benefits under the FEDC Plan will be distributed no later than January 1, 2017.  Distributions under the FEDC Plan are made in a number of our shares equal to the number of units allocated to the participant's account at the time of distribution.  As of December 31, 2011, there were 39 thousand deferred units outstanding under this plan.
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

Item 13.  Certain Relationships and Related Transactions, and Director Independence
Pursuant to General Instruction G(3), information on certain relationships and related transactions and director independence has been incorporated by reference from our definitive proxy statement for the annual shareholder meeting held on May 23, 2012.
Item 14.  Principal Accounting Fees and Services
Pursuant to General Instruction G(3), information on principal accounting fees and services has been incorporated by reference from our definitive proxy statement for the annual shareholder meeting held on May 23, 2012.

PART IV
Item 15.  Exhibits, Financial Statement Schedules
(a)	The following documents are filed as part of this report or incorporated by reference:
1.	The consolidated financial statements of the Company listed on page 46 of this report.
2.	The financial statement schedule on page 138 of this report.
3.	The exhibits of the Company listed below under Item 15(b).

(b)	Exhibits:
Exhibit Number	Description
1.1
Underwriting Agreement, dated September 16, 2010, among Weatherford International Ltd., a Bermuda exempted company, Weatherford International Ltd., a Swiss joint-stock corporation, Weatherford International, Inc., a Delaware corporation, and Deutsche Bank Securities Inc., Morgan Stanley & Co. Incorporated, UBS Securities LLC and JP Morgan Securities LLC, as representatives of the several underwriters named therein (incorporated by reference to Exhibit 1.1 to the Registrant's Current report on Form 8-K (File No. 1-34258) filed September 22. 2010).

2.1
Stock Purchase Agreement dated June 6, 2005 by and between Precision Drilling Corporation and Weatherford International Ltd. (incorporated by reference to Exhibit 2.1 to Amendment No. 1 to the Registrant's Current Report on Form 8-K dated June 6, 2005 on Form 8-K/A (File No. 1-31339) filed June 9, 2005).

2.2
Agreement and Plan of Merger dated May 8, 2002, among Weatherford International, Inc., Weatherford Merger, Inc., Weatherford International Ltd. and Weatherford U.S. Holdings LLC (incorporated by reference to Exhibit 2.1 to Amendment No. 1 to the Registration Statement on Form S-4 (Reg. No. 333-85644) filed on May 22, 2002).

2.3
Share Exchange Agreement dated as of December 10, 2008, among Weatherford International, Ltd., a Bermuda exempted company, and Weatherford International Ltd., a Swiss joint-stock corporation (incorporated by reference to Exhibit 2.1 to the Registrant's Current Report on Form 8-K (File No. 1-31339) filed December 10, 2008).

2.4
Sale and Purchase Agreement, dated as of May 29, 2009 between Weatherford International Ltd. and Novy Investments Limited (incorporated by reference to Exhibit 99.1 to the Registrant's Current Report on Form 8-K/A (File No. 1-34258) filed June 3, 2009).

3.1
Second Amendment dated June 24, 2010 to Sale and Purchase Agreement between Weatherford International Ltd. And Novy Investments Limited dated May 29, 2009 (incorporated by reference to Exhibit 99.1 to the Registrant's Current Report on Form 8-K (File No. 1-34258) filed June 28, 2010).

3.2	Organizational Regulations of Weatherford International Ltd. (incorporated by reference to Exhibit 3.2 to the Registrant's Current Report on Form 8-K (File No. 1-34258) filed February 26, 2009).
3.3	Articles of Association of Weatherford International Ltd. (incorporated by reference to Exhibit 3.1 to the Registrant's Current Report on Form 8-K (File No. 1-34258) filed February 22, 2012)

Exhibit Number	Description
4.1
Guarantee, dated as of October 25, 2005, of Weatherford International, Inc. for the benefit of holders of any notes issued by Weatherford International Ltd., from time to time pursuant to the Issuing and Paying Agent Agreement, dated as of October 25, 2005, between Weatherford International Ltd., Weatherford International, Inc. and JPMorgan Chase Bank, National Association (incorporated by reference to Exhibit 4.1 to the Registrant's Current Report on Form 8-K (File No. 1-31339) filed October 31, 2005).

4.2
Second Amended and Restated Credit Agreement dated as of May 2, 2006, among Weatherford International Ltd., Weatherford International, Inc., Weatherford Liquidity Management Hungary Limited Liability Company, JPMorgan Chase Bank, as administrative agent, and the other Lenders party thereto (incorporated by reference to Exhibit 4.1 to the Registrant's Current Report on Form 8-K (File No. 1-31339) filed May 5, 2006).

4.3
Notice of Commitment Increase dated as of November 14, 2006, among Weatherford International Ltd., Weatherford International, Inc., Weatherford Liquidity Management Hungary Limited Liability Company, JPMorgan Chase Bank, as administrative agent, and the other Lenders party thereto (incorporated by reference to Exhibit 4.1 to the Registrant's Current Report on Form 8-K (File No. 1-31339) filed November 16, 2006.

4.4
Omnibus Consent and Amendment to Second Amended and Restated Credit Agreement dated January 9, 2009 (incorporated by reference to Exhibit 4.1 to the Registrant's Current Report on Form 8-K (File No. 1-31339) filed January 15, 2009).

4.5
Credit Agreement, dated March 19, 2008, among Weatherford International Ltd., as borrower, Weatherford International, Inc. as guarantor, and Deutsche Bank AG Cayman Islands Branch as administrative agent, and the other lenders party thereto (incorporated by reference to Exhibit 4.6 to the Registrant's Current Report on Form 8-K (File No. 1-31339) filed March 25, 2008).

4.6
Omnibus Consent and Amendment to Credit Agreement dated January 9, 2009 (incorporated by reference to Exhibit 4.2 to the Registrant's Current Report on Form 8-K (File No. 1-31339) filed January 15, 2009).

4.7
Indenture dated May 17, 1996, between Weatherford Enterra, Inc. and Bank of Montreal Trust Company, as Trustee (incorporated by reference to Exhibit 4.1 to Weatherford Enterra, Inc.'s Current Report on Form 8-K (File No. 1-7867) filed May 31, 1996).

4.8
Third Supplemental Indenture dated November 16, 2001, between Weatherford International, Inc. and The Bank of New York, as Trustee (incorporated by reference to Exhibit 4.11 to the Registration Statement on Form S-3 (Reg. No. 333-73770) filed November 20, 2001).

4.9
Fourth Supplemental Indenture dated June 26, 2002, among Weatherford International, Inc., Weatherford International Ltd. and The Bank of New York (as successor in interest to Bank of Montreal Trust Company) (incorporated by reference to Exhibit 4.7 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2002 (File No. 1-13086) filed August 14, 2002).

4.10
Indenture, dated October 1, 2003, among Weatherford International Ltd., Weatherford International, Inc., and Deutsche Bank Trust Company Americas (incorporated by reference to Exhibit 4.1 to the Registrant's Current Report on Form 8-K (File No. 1-31339) filed October 2, 2003).

Exhibit Number	Description
4.11
Officers' Certificate dated as of February 17, 2006, establishing the series of 5.50% Senior Notes due 2016 (incorporated by reference to Exhibit 4.2 to the Registrant's Current Report on Form 8-K (File No. 1-31339) filed February 17, 2006).

4.12
Officer's Certificate, dated August 7, 2006, establishing the series of 6.50% Senior Notes due 2036 (incorporated by reference to Exhibit 4.1 to the Registrant's Current Report on Form 8-K (File No. 1-31339) filed August 7, 2006).

4.13
First Supplemental Indenture, dated March 25, 2008 among Weatherford International Ltd., Weatherford International, Inc., and Deutsche Bank Trust Company Americas (incorporated by reference to Exhibit 4.1 to the Registrant's Current Report on Form 8-K (File No. 1-31339) filed March 25, 2008).

4.14
Indenture, dated June 18, 2007, among Weatherford International, Inc., as issuer, Weatherford International Ltd., as guarantor, and Deutsche Bank Trust Company Americas, as trustee, (incorporated by reference to Exhibit 4.1 to the Registrant's Current Report on Form 8-K (File No. 1-31339) filed on June 18, 2007).

4.15
First Supplemental Indenture, dated June 18, 2007, among  Weatherford International, Inc., as issuer, Weatherford International Ltd., as guarantor, and Deutsche Bank Trust Company Americas, as trustee (including forms of notes) (incorporated by reference to Exhibit 4.2 to the Registrant's Current Report on Form 8-K (File No. 1-31339) filed on June 18, 2007).

4.16
Second Supplemental Indenture, dated as of January 8, 2009, among Weatherford International Ltd., Weatherford International, Inc., and Deutsche Bank Trust Company Americas (incorporated by reference to Exhibit 4.1 to the Registrant's Current Report on Form 8-K (File No. 1-31339) filed January 8, 2009).

4.17
Form of global note for 5.95% Senior Notes due 2012 (incorporated by reference to Exhibit 4.15 to the Registrant's Registration Statement on Form S-4 (Registration No. 333-146695) filed November 8, 2007).

4.18	Form of global note for 5.15% Senior Notes due 2013 (incorporated by reference to Exhibit 4.2 to the Registrant's Current Report on Form 8-K (File No. 1-31339) filed March 25, 2008).
4.19	Form of global note for 4.95% Senior Notes due 2013 (incorporated by reference to Exhibit 4.1 to the Registrant's Current Report on Form 8-K (File No. 1-31339) filed October 7, 2003).
4.20	Form of global note for 5.50% Senior Notes due 2016 (incorporated by reference to Exhibit 4.1 to the Registrant's Current Report on Form 8-K (File No. 1-31339) filed February 17, 2006).
4.21	Form of global note for 6.00% Senior Notes due 2018 (incorporated by reference to Exhibit 4.3 to the Registrant's Current Report on Form 8-K (File No. 1-31339) filed March 25, 2008).
4.22	Form of global note for 9.625% Senior Notes due 2019 (incorporated by reference to Exhibit 4.2 to the Registrant's Current Report on Form 8-K (File No. 1-31339) filed January 8, 2009).

Exhibit Number	Description
4.23	Form of $500,000 global note for 6.50% Senior Notes due 2036 (incorporated by reference to Exhibit 4.2 to the Registrant's Current Report on Form 8-K (File No. 1-31339) filed August 7, 2006).
4.24	Form of $100,000 global note for 6.50% Senior Notes due 2036 (incorporated by reference to Exhibit 4.3 to the Registrant's Current Report on Form 8-K (File No. 1-31339) filed August 7, 2006).
4.25
Form of global note for 6.80% Senior Notes due 2037 (incorporated by reference to Exhibit 4.17 to the Registrant's Registration Statement on Form S-4 (Registration No. 333-146695) filed November 8, 2007).

4.26	Form of global note for 7.00% Senior Notes due 2038 (incorporated by reference to Exhibit 4.4 to the Registrant's Current Report on Form 8-K (File No. 1-31339) filed March 25, 2008).
4.27	Form of global note for 9.875% Senior Notes due 2039 (incorporated by reference to Exhibit 4.3 to the Registrant's Current Report on Form 8-K (File No. 1-31339) filed January 8, 2009).
4.28
Amended and Restated Warrant Agreement, dated effective as of July 12, 2006, by and among Weatherford International Ltd., Weatherford International, Inc. and Shell Technology Ventures, Inc. (incorporated by reference to Exhibit 4.1 to the Registrant's Current Report on Form 8-K (File No. 1-31339) filed July 14, 2006).

4.29
Fifth Supplemental Indenture, dated as of February 26, 2009, among Weatherford International, Inc., a Delaware corporation, Weatherford International Ltd., a Bermuda exempted company, Weatherford International Ltd., a Swiss joint-stock corporation, and The Bank of New York, as successor trustee, to the Indenture dated as of May 17, 1996 (the "1996 Indenture") (incorporated by reference to Exhibit 4.1 to the Registrant's Current Report on Form 8-K (File No. 1-34258) filed February 26, 2009).

4.30
Third Supplemental Indenture, dated as of February 26, 2009, among Weatherford International Ltd., a Bermuda exempted company, Weatherford International, Inc., Weatherford International Ltd., a Swiss joint-stock corporation, and Deutsche Bank Trust Company Americas, as trustee, to the Indenture dated as of October 1, 2003 (the "2003 Indenture") (incorporated by reference to Exhibit 4.2 to the Registrant's Current Report on Form 8-K (File No. 1-34258) filed February 26, 2009).

4.31
Second Supplemental Indenture, dated as of February 26, 2009, among Weatherford International, Inc., Weatherford International Ltd., a Bermuda exempted company, Weatherford International Ltd., a Swiss joint-stock corporation, and Deutsche Bank Trust Company Americas, as trustee, to the Indenture dated as of June 18, 2007 (the "2007 Indenture") (incorporated by reference to Exhibit 4.3 to the Registrant's Current Report on Form 8-K (File No. 1-34258) filed February 26, 2009).

4.32
Registration Rights Agreement, dated as of July 27, 2009 between Weatherford International Ltd. and Novy Investments Limited (incorporated by reference to Exhibit 4.1 to the Registrant's Current Report on Form 8-K (File No. 1-34258) filed July 27, 2009).

4.33
Registration Rights Agreement, dated as of September 16, 2009 between Weatherford International Ltd. and Integrity Energy International, LLC. (incorporated by reference to Exhibit 4.1 to the Registrant's Current Report on Form 8-K (File No. 1-34258) filed September 17, 2009).

Exhibit Number	Description
4.34
Fourth Supplemental Indenture, dated September 23, 2010, among Weatherford International Ltd., a Bermuda exempted company, Weatherford International Ltd., a Swiss joint-stock corporation, Weatherford International, Inc. and Deutsche Bank Trust Company Americas (incorporated by reference to Exhibit 4.1 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 2010 (File No. 1-34258) filed November 2, 2010).

4.35	Form of global note for 5.125% Senior Notes due 2020 (incorporated by reference to Exhibit 4.3 to the Registrant's Current Report on Form 8-K (File No. 1-34258) filed September 22, 2010).
4.36	Form of global note for 6.750% Senior Notes due 2040 (incorporated by reference to Exhibit 4.4 to the Registrant's Current Report on Form 8-K (File No. 1-34258) filed September 22, 2010).
4.37	Form of guarantee notation (incorporated by reference to Exhibit 4.5 to the Registrant's Current Report on Form 8-K (File No. 1034258) filed September 22, 2010).
4.38
Registration Rights Agreement among Weatherford International Ltd. And certain shareholders dated September 13, 2011 (incorporated by reference to Exhibit 4.1 to the Registrant's Current Report on Form 8-K (File No. 1-34258) filed September 15, 2011).

10.1
Issuing and Paying Agent Agreement, dated as of October 25, 2005, among Weatherford International Ltd., Weatherford International, Inc. and JPMorgan Chase Bank, National Association (incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K (File No. 1-31339) filed October 31, 2005).

10.2
Commercial Paper Dealer Agreement, dated as of October 25, 2005, among Weatherford International Ltd., Weatherford International, Inc. and JPMorgan Securities Inc. (incorporated by reference to Exhibit 10.2 to the Registrant's Current Report on Form 8-K (File No. 1-31339) filed October 31, 2005).

10.3
Commercial Paper Dealer Agreement, dated as of October 25, 2005, among Weatherford International Ltd., Weatherford International, Inc. and Goldman, Sachs & Co. (incorporated by reference to Exhibit 10.3 to the Registrant's Current Report on Form 8-K (File No. 1-31339) filed October 31, 2005).

10.4
Commercial Paper Dealer Agreement, dated as of October 25, 2005, among Weatherford International Ltd., Weatherford International, Inc. and Merrill Lynch Money Markets Inc. (for notes with maturities up to 270 days) and Merrill Lynch, Pierce, Fenner & Smith Incorporated, (for notes with maturities over 270 days up to 397 days) (incorporated by reference to Exhibit 10.4 to the Registrant's Current Report on Form 8-K (File No. 1-31339) filed October 31, 2005).

*10.5
Weatherford International Ltd. Restricted Share Plan, including form of agreement for officers and non-officers (incorporated by reference to Exhibit 10.2 to Amendment No. 1 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 2004 on Form 10-Q/A (File No. 1-31339) filed September 15, 2004).

*10.6
Trust under Weatherford International Ltd. Nonqualified Executive Retirement Plan dated March 23, 2004 (incorporated by reference to Exhibit 10.1 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 2004 (File No. 1-31339) filed May 6, 2004).

Exhibit Number	Description
*10.7
Amended and Restated Non-Employee Director Stock Option Plan (incorporated by reference to Exhibit 10.1 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 1995 (File No. 1-13086) filed August 12, 1995).

*10.8
General Amendment of Employee Stock Option Programs of Weatherford International, Inc. dated May 9, 2003 (incorporated by reference to Exhibit 10.1 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2003 (File No. 1-31339) filed August 14, 2003).

*10.9
General Amendment of Director's Stock Option Plans and Agreements dated May 9, 2003 (incorporated by reference to Exhibit 10.2 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2003 (File No. 1-31339) filed August 14, 2003).

*10.10
Weatherford International, Inc. 1998 Employee Stock Option Plan, as amended, including form of agreement for officers (incorporated by reference to Exhibit 10.18 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 2003 (File No. 1-13086) filed March 24, 2004).

*10.11	Amendment to Stock Option Programs (incorporated by reference to Exhibit 4.19 to the Registrant's Registration Statement on Form S-8 (Reg. No. 333-36598) filed May 19, 2000).
*10.12
Indemnification Agreement, dated as of September 29, 2005, between Weatherford International Ltd. and Andrew P. Becnel (incorporated by reference to Exhibit 10.3 to the Registrant's Current Report on Form 8-K (File No. 1-31339) filed October 5, 2005).

*10.13
Indemnification Agreements with Robert K. Moses, Jr. (incorporated by reference to Exhibit 10.10 to Weatherford Enterra, Inc.'s Annual Report on Form 10-K for the year ended December 31, 1987 (File No. 1-7867)); and William E. Macaulay (incorporated by reference to Exhibit 10.2 to Weatherford Enterra, Inc.'s Quarterly Report on Form 10-Q for the quarter ended September 30, 1995 (File No. 1-7867)).

*10.14
Indemnification Agreements with each of Bernard J. Duroc-Danner, Burt M. Martin,  Stuart E. Ferguson, David J. Butters, Robert A. Rayne, Robert K. Moses, Jr., Robert B. Millard, and William E. Macaulay (incorporated by reference to Exhibit 10.1 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 2002 (File No. 1-13086) filed November 13, 2002).

*10.15
Form of Stock Option Agreement for Non-Employee Directors dated September 8, 1998 (incorporated by reference to Exhibit 10.23 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1998 (File No. 1-13086) filed March 31, 1999).

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

Exhibit Number	Description
*10.19
Assumption and General Amendment of Directors' Stock Option and Benefit Programs and General Amendment of Employee Stock Option and Benefit Programs of Weatherford International, Inc. dated June 26, 2002 (incorporated by reference to Exhibit 10.1 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2002 (File No. 1-13086) filed August 14, 2002).

*10.20
Indemnification Agreement dated October 27, 2006, between Weatherford International Ltd. and Jessica Abarca (incorporated by reference to Exhibit 10.3 to the Registrant's Current Report on Form 8-K (File No. 1-31339) filed October 27, 2006).

*10.21
Form of Restricted Share Unit Award Agreement for Officers pursuant to Weatherford International Ltd. 2006 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.45 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 2006 (File No. 1-31339) filed February 23, 2007).

*10.22
Form of Stock Option Award Agreement for Officers pursuant to Weatherford International Ltd. 2006 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.46 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 2006 (File No. 1-31339) filed February 23, 2007).

*10.23
Form of Restricted Share Award Agreement for Non-employee Directors pursuant to Weatherford International Ltd. 2006 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.47 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 2006 (File No. 1-31339) filed February 23, 2007).

*10.24
Form of Restricted Share Award Agreement for Officers pursuant to Weatherford International Ltd. 2006 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.48 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 2006 (File No. 1-31339) filed February 23, 2007).

*10.25
Form of Stock Option Award Agreement for Non-Employee Directors pursuant to Weatherford International Ltd. 2006 Omnibus Plan (incorporated by reference to Exhibit 10.49 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 2006 (File No. 1-31339) filed February 23, 2007).

*10.26
Indemnification Agreement, dated as of June 11, 2007, between Weatherford International Ltd. and Keith R. Morley (incorporated by reference to Exhibit 10.2 to the Registrant's Current Report on Form 8-K (File No. 1-31339) filed June 11, 2007).

*10.27
Amended and Restated Employment Agreements dated December 31, 2008, between Weatherford International Ltd. and each of Jessica Abarca, Andrew P. Becnel, M. David Colley, Bernard J. Duroc-Danner, Stuart E. Ferguson, Burt M. Martin and Keith R. Morley (incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K (File No. 1-31339) filed December 31, 2008).

*10.28
Employment Agreements effective as of January 1, 2009, between Weatherford International, Inc. and each of Jessica Abarca, Andrew P. Becnel, M. David Colley, Bernard J. Duroc-Danner, Stuart E. Ferguson, Burt M. Martin and Keith R. Morley  (incorporated by reference to Exhibit 10.2 to the Registrant's Current Report on Form 8-K (File No. 1-31339) filed December 31, 2008).

*10.29
Weatherford International, Inc. Executive Deferred Compensation Stock Ownership Plan, as amended and restated as of December 31, 2008 (incorporated by reference to Exhibit 10.3 to the Registrant's Current Report on Form 8-K (File No. 1-31339) filed December 31, 2008).

Exhibit Number	Description
*10.30
Weatherford International, Inc. Foreign Executive Deferred Compensation Stock Plan, as amended and restated as of December 31, 2008 (incorporated by reference to Exhibit 10.4 to the Registrant's Current Report on Form 8-K (File No. 1-31339) filed December 31, 2008).

*10.31
Weatherford International Ltd. Non-Employee Director Deferred Compensation, as amended and restated as of December 31, 2008 (incorporated by reference to Exhibit 10.5 to the Registrant's Current Report on Form 8-K (File No. 1-31339) filed December 31, 2008).

*10.32
Weatherford International Ltd. Non-Employee Director Retirement Plan, as amended and restated as of December 31, 2008 (incorporated by reference to Exhibit 10.6 to the Registrant's Current Report on Form 8-K (File No. 1-31339) filed December 31, 2008).

*10.33
Weatherford Management Incentive Plan, including Form of Award Letter, as amended and restated as of December 31, 2008 (incorporated by reference to Exhibit 10.7 to the Registrant's Current Report on Form 8-K (File No. 1-31339) filed December 31, 2008).

*10.34
Amended and Restated Weatherford International Ltd. Nonqualified Executive Retirement Plan (incorporated by reference to Exhibit 10.8 to the Registrant's Current Report on Form 8-K (File No. 1-31339) filed December 31, 2008).

*10.35	Weatherford International, Inc. Supplemental Retirement Plan (incorporated by reference to Exhibit 10.9 to the Registrant's Current Report on Form 8-K (File No. 1-31339) filed December 31, 2008).
*10.36
Weatherford International Ltd. 2006 Omnibus Incentive Plan, as amended (incorporated by reference to Exhibit 10.10 to the Registrant's Current Report on Form 8-K (File No. 1-31339) filed December 31, 2008).

*10.37
Amendment to Weatherford International, Inc. 1998 Employee Stock Option Plan (incorporated by reference to Exhibit 10.11 to the Registrant's Current Report on Form 8-K (File No. 1-31339) filed December 31, 2008).

*10.38
Amendment to Weatherford International Ltd. Non-Employee Director Stock Option Agreements (incorporated by reference to Exhibit 10.12 to the Registrant's Current Report on Form 8-K (File No. 1-31339) filed December 31, 2008).

*10.39
Amended and Restated Employment Agreement, dated December 31, 2008, between Weatherford International Ltd. and Carel W. Hoyer (incorporated by reference to Exhibit 10.39 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 2008 (File No. 1-31339) filed February 24, 2009).

*10.40
Employment Agreement, dated February 2, 2009, between Weatherford International, Inc. and Carel W. Hoyer (incorporated by reference to Exhibit 10.40 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 2008 (File No. 1-31339) filed February 24, 2009).

*10.41
Indemnification Agreement, dated as of February 9, 2009, between Weatherford International Ltd. and Carel W. Hoyer (incorporated by reference to Exhibit 10.41 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 2008 (File No. 1-31339) filed February 24, 2009).

Exhibit Number	Description
*10.42
Indemnification Agreement, dated as of February 9, 2009, between Weatherford International,  Inc. and Carel W. Hoyer (incorporated by reference to Exhibit 10.42 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 2008 (File No. 1-31339) filed February 24, 2009).

*10.43
Amended and Restated Employment Agreement, dated December 31, 2008, between Weatherford International Ltd. and James M. Hudgins (incorporated by reference to Exhibit 10.43 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 2008 (File No. 1-31339) filed February 24, 2009).

*10.44
Employment Agreement, dated February 9, 2009, between Weatherford International, Inc. and James M. Hudgins (incorporated by reference to Exhibit 10.44 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 2008 (File No. 1-31339) filed February 24, 2009).

*10.45
Indemnification Agreement, dated as of September 4, 2002, between Weatherford International Ltd. and James M. Hudgins (incorporated by reference to Exhibit 10.45 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 2008 (File No. 1-31339) filed February 24, 2009).

*10.46
Indemnification Agreement, dated as of September 4, 2002, between Weatherford International, Inc. and James M. Hudgins (incorporated by reference to Exhibit 10.46 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 2008 (File No. 1-31339) filed February 24, 2009).

10.47
Warrant Assignment and Assumption Agreement, dated February 26, 2009, between Weatherford International Ltd., a Bermuda exempted company, and Weatherford International Ltd., a Swiss joint-stock corporation (incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K (File No. 1-34258) filed February 26, 2009).

10.48
Guaranty Agreement, dated as of February 26, 2009, by Weatherford International Ltd., a Swiss joint-stock corporation, in favor of the lenders and certain other parties under the Second Amended and Restated Credit Agreement dated as of May 2, 2006, among Weatherford International Ltd., a Bermuda exempted company, Weatherford International, Inc., Weatherford Liquidity Management Hungary Limited Liability Company, JPMorgan Chase Bank, as administrative agent, and the other Lenders party thereto (incorporated by reference to Exhibit 10.2 to the Registrant's Current Report on Form 8-K (File No. 1-34258) filed February 26, 2009).

10.49
Guaranty Agreement, dated as of February 26, 2009, by Weatherford International Ltd., a Swiss joint-stock corporation, in favor of the lenders and certain other parties under the Credit Agreement dated as of March 19, 2008, among Weatherford International Ltd., a Bermuda exempted company, Weatherford International, Inc., Deutsche Bank AG Cayman Islands Branch, as administrative agent, and the other Lenders party thereto (incorporated by reference to Exhibit 10.3 to the Registrant's Current Report on Form 8-K (File No. 1-34258) filed February 26, 2009).

10.50
Guaranty Agreement, dated as of February 26, 2009, by Weatherford International Ltd., a Swiss joint-stock corporation, in favor of the lenders and certain other parties under the Credit Agreement dated as of October 20, 2008, among Weatherford International Ltd., a Bermuda exempted company, Weatherford International, Inc., UBS AG, Stamford Branc, as administrative agent, and the other Lenders party thereto  (incorporated by reference to Exhibit 10.4 to the Registrant's Current Report on Form 8-K (File No. 1-34258) filed February 26, 2009).

Exhibit Number	Description
10.51
Assumption and General Amendment Agreement, dated February 25, 2009, between Weatherford International Ltd., a Bermuda exempted company, and Weatherford International Ltd., a Swiss joint-stock corporation  (incorporated by reference to Exhibit 10.5 to the Registrant's Current Report on Form 8-K (File No. 1-34258) filed February 26, 2009).

10.52
Form of Indemnification Agreement of Weatherford International Ltd., a Swiss joint-stock corporation, for use with directors and executive officers  (incorporated by reference to Exhibit 10.6 to the Registrant's Current Report on Form 8-K (File No. 1-34258) filed February 26, 2009).

*10.53
Employment Agreement, dated as of June 8, 2009, between Weatherford International Ltd. and Joseph C. Henry (incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K (File No. 1-34258) filed June 9, 2009).

*10.54
Employment Agreement, dated as of June 8, 2009, between Weatherford International, Inc. and Joseph C. Henry (incorporated by reference to Exhibit 10.2 to the Registrant's Current Report on Form 8-K (File No. 1-34258) filed June 9, 2009).

*10.55
Indemnification Agreement, dated as of February 26, 2009, between Weatherford International Ltd. and Joseph C. Henry (incorporated by reference to Exhibit 10.3 to the Registrant's Current Report on Form 8-K (File No. 1-34258) filed June 9, 2009).

*10.56
Employment Agreement, dated as of March 30, 2009, between Weatherford International Ltd. and William B. Jacobson (incorporated by reference to Exhibit 10.4 to the Registrant's Current Report on Form 8-K (File No. 1-34258) filed June 9, 2009).

*10.57
Employment Agreement, dated as of March 30, 2009, between Weatherford International, Inc. and William B. Jacobson (incorporated by reference to Exhibit 10.5 to the Registrant's Current Report on Form 8-K (File No. 1-34258) filed June 9, 2009).

*10.58
Indemnification Agreement, dated as of March 30, 2009 between Weatherford International Ltd. and William B. Jacobson (incorporated by reference to Exhibit 10.6 to the Registrant's Current Report on Form 8-K (File No. 1-34258) filed June 9, 2009).

*10.59
Employment Agreement, dated as of July 21, 2009, between Weatherford International Ltd. and Peter T. Fontana (incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K (File No. 1-34258) filed July 22, 2009).

*10.60
Employment Agreement, dated as of July 21, 2009, between Weatherford International, Inc. and Peter T. Fontana (incorporated by reference to Exhibit 10.2 to the Registrant's Current Report on Form 8-K (File No. 1-34258) filed July 22, 2009).

*10.61
Indemnification Agreement, dated as of July 21, 2009, between Weatherford International Ltd. and Peter T. Fontana (incorporated by reference to Exhibit 10.3 to the Registrant's Current Report on Form 8-K (File No. 1-34258) filed July 22, 2009).

*10.62
Form of Employment Agreement, between Weatherford International Ltd. and each of Jessica Abarca, Andrew P. Becnel, M. David Colley, Stuart E. Ferguson, and Keith R. Morley  (incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K (File No. 1-34258) filed December 31, 2009).

Exhibit Number	Description
*10.63
Supplemental Executive Retirement Plan effective as of January 1, 2010, between Weatherford International Ltd. and each of Jessica Abarca, Andrew P. Becnel, M. David Colley, Bernard J. Duroc-Danner, Stuart E. Ferguson and Keith R. Morley  (incorporated by reference to Exhibit 10.2 to the Registrant's Current Report on Form 8-K (File No. 1-34258) filed December 31, 2009).

*10.64
First amendment to the Weatherford International Ltd., Supplemental Executive Retirement Plan, effective March 31, 2010 (incorporated by reference to Exhibit 10.1 to the Registrant's Current report on Form 8-K (File No. 1-34258) filed March 23, 2010).

*10.65	Weatherford International Ltd. Performance Unit Award Agreement, (incorporated by reference to Exhibit 10.2 to the Registrant's Current Report on Form 8-K (File No. 1-34258) filed March 23, 2010).
*10.66
Second amendment to the Weatherford International Ltd. Supplemental Executive Retirement Plan, effective April 8, 2010 (incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K (File No. 1-34258) filed April 9, 2010).

*10.67
Form of amended and restated Employment Agreement, between Weatherford International Ltd. and each of Bernard J. Duroc-Danner, Peter T. Fontana, Nicholas W. Gee, Joseph C. Henry, Carel W. J. Hoyer, James M. Hudgins and William B. Jacobson (incorporated by reference to the Registrant's Current Report on Form 8-K (File No. 1-34258) filed April 13, 2010).

*10.68
Form of Performance Unit Award Agreement pursuant to Weatherford International Ltd. 2010 Omnibus Incentive Plan (incorporated by references to Exhibit 10.2 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2010 (File No. 1-34258) filed August 3, 2010).

*10.69
Employment Agreement, dated September 14, 2010, between Andrew P. Becnel and Weatherford International Ltd. (incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K (File No. 1-34258) filed September 15, 2010).

10.70
Credit Agreement, dated as of October 15, 2010, among Weatherford International Ltd., a Bermuda exempted company, Weatherford International Ltd., a Swiss joint-stock corporation, and other Borrowers party thereto, and Wells Fargo Bank, National Association, as a Swingline Lender, JP Morgan Chase Bank, N.A., as Administrative Agent and a Swingline Lender and the other parties thereto (incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K (File No. 1-34258) filed October 19, 2010).

10.71
Guarantee Agreement, dated October 15, 2010 among Weatherford International Ltd., Weatherford International, Inc. and JP Morgan Chase Bank, N.A. as administrative agent (incorporated by reference to Exhibit 10.3 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 2010 (File No. 1-34258) filed November 2, 2010).

*10.72	Weatherford International Ltd. 2010 Omnibus Incentive Plan (incorporated by reference to Annex C of the Registrant's Proxy Statement (File No. 1-34258) filed May 13, 2010).
*10.73
Form of Performance Unit Award Agreement for use under the Weatherford International Ltd. 2010 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K (File No. 1-34258) filed February 22, 2011).

Exhibit Number	Description
*10.74
Form of Restricted Share Unit Award Agreement for use under the Weatherford International Ltd. 2010 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.2 to the Registrant's Current Report on Form 8-K (File No. 1-34258) filed February 22, 2011).

*10.75
Form of Restricted Share Unit Award Agreement (U.K. version) for use under the Weatherford International Ltd. 2010 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.3 to the Registrant's Current Report on Form 8-K (File No. 1-34258) filed February 22, 2011).

*10.76
Form of Restricted Share Award Agreement for use under the Weatherford International Ltd. 2006 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.4 to the Registrant's Current Report on Form 8-K (File No. 1-34258) filed February 22, 2011).

*10.77
Weatherford International Ltd. Non-Equity Incentive Compensation Plan (incorporated by reference to Exhibit 10.5 to the Registrant's Current Report on Form 8-K (File No. 1-34258) filed February 22, 2011).

10.78
Amendment No. 1, dated July 13, 2011, to Credit Agreement with Weatherford Bermuda, Weatherford Delaware, Weatherford Liquidity Management Hungary Limited Liability Company, A Hungarian limited liability company and subsidiary of Weatherford Bermuda, Weatherford Capital Management Services Limited Liability Company, a Hungarian limited liability company and subsidiary of Weatherford Bermuda, the lenders and issuing banks party thereto and JPMorgan Chase Bank, N.A., as administrative agent (incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K (File No. 1-34258) filed July 13, 2011.

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
**101
The following materials from Weatherford International Ltd.'s Annual Report on Form 10-K for the year ended December 31, 2011, formatted in XBRL (eXtensible Business Reporting Language):  (1) the Consolidated Balance Sheets, (2) the Consolidated Statements of Operations, (3) the Consolidated Statements of Cash Flows, (4) the Consolidated Statements of Shareholders' Equity and (5) related notes to the Consolidated Financial Statements.

*       Management contract or compensatory plan or arrangement.
**     Furnished with this Form 10-K/A
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

SCHEDULE II

WEATHERFORD INTERNATIONAL LTD. AND SUBSIDIARIES

VALUATION AND QUALIFYING ACCOUNTS AND ALLOWANCES
FOR THE THREE YEARS ENDED DECEMBER 31, 2011

		Additions
Description	Balance at Beginning of Period	Charged to Costs and Expenses	Collections	Reductions	Balance at End of Period
	(In millions)
Year Ended December 31, 2011:
Allowance for uncollectible accounts receivable	$59	$52	$(1)	$(19)	$91
Valuation allowance on deferred tax assets	173	42	—	(14)	201

Year Ended December 31, 2010:
Allowance for uncollectible accounts receivable	20	57	—	(18)	59
Valuation allowance on deferred tax assets	117	62	—	(6)	173

Year Ended December 31, 2009:
Allowance for uncollectible accounts receivable	16	11	—	(7)	20
Valuation allowance on deferred tax assets	79	43	—	(5)	117

All other schedules are omitted because they are not required or because the information is included in the financial statements or the related notes.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Houston, State of Texas, on December 17, 2012.

WEATHERFORD INTERNATIONAL LTD.

By  /s/Bernard J. Duroc-Danner
Bernard J. Duroc-Danner
President, Chief Executive Officer,
Chairman of the Board and Director
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signatures	Title	Date

President, Chief Executive Officer,
/s/Bernard J. Duroc-Danner	Chairman of the Board and Director	December 17, 2012
Bernard J. Duroc-Danner	(Principal Executive Officer)

/s/John H. Briscoe	Senior Vice President and	December 17, 2012
John H. Briscoe	Chief Financial Officer
(Principal Financial and Accounting Officer)

/s/Samuel Bodman	Director	December 17, 2012
Samuel Bodman

/s/Nicholas F. Brady	Director	December 17, 2012
Nicholas F. Brady

/s/David J. Butters	Director	December 17, 2012
David J. Butters

/s/Emyr Jones Parry	Director	December 17, 2012
Emyr Jones Parry

/s/William E. Macaulay	Director	December 17, 2012
William E. Macaulay

/s/Robert K. Moses, Jr.	Director	December 17, 2012
Robert K. Moses, Jr.

/s/Guillermo Ortiz	Director	December 17, 2012
Guillermo Ortiz

/s/Robert A. Rayne	Director	December 17, 2012
Robert A. Rayne