Form 10-Q/A
period 2012-03-31
Weatherford International Ltd./Switzerland
filed 2012-12-17
CIK 1453090

WEATHERFORD INTERNATIONAL LTD. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

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
Registrant's telephone number, including area code: 41.22.816.1500
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

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

Yes ☐ No ☑
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:
As of December 10, 2012, there were 764,754,521 shares of Weatherford registered shares, 1.16 Swiss francs par value per share, outstanding.

EXPLANATORY NOTE

Weatherford International Ltd. (the "Company") is filing this Amendment No. 1 to its Quarterly Report on Form 10-Q for the quarter ended March 31, 2012, which was originally filed on May 8, 2012 (the "Form 10-Q"), to restate certain financial information for the three months ended March 31, 2012 and 2011 due to errors in the Company's accounting for income taxes and a construction contract in Iraq. Details on the restatement and its impact on the Company's controls and procedures are included in Part I, Item 1. Financial Statements, under "Note 2 - Restatement of the Condensed Consolidated Financial Statements" and Part I, Item 4. Controls and Procedures, respectively.

For convenience of the reader, this Amendment No. 1 sets forth the Form 10-Q in its entirety, as modified and superseded where necessary to reflect the restatement. The following items have been amended principally as a result of and to reflect the restatement:

•	Part I – Item 1. Financial Statements; (See Notes 2, 10, 13 and 16)

•	Part I – Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations;

•	Part I – Item 4. Controls and Procedures; and

•	Part II – Item 6. Exhibits

This Amendment No. 1 amends only the portions of the Form 10-Q listed in the sections noted above. This Amendment No. 1 does not reflect events occurring after the original filing date of the Form 10-Q other than those associated with the restatement.

Page
PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS	2
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	30
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK	42
ITEM 4. CONTROLS AND PROCEDURES	45
PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS	46
ITEM 1A. RISK FACTORS	46
ITEM 2. UNREGISTERED SALES OF EQUITY IN SECURITIES AND USE OF PROCEEDS	46
ITEM 6. EXHIBITS	46
SIGNATURES	47
EX-31.1	48
EX-31.2
EX-32.1
EX-32.2
EX-101 INSTANCE DOCUMENT
EX-101 SCHEMA DOCUMENT
EX-101 CALCULATION LINKBASE DOCUMENT
EX-101 LABELS LINKBASE DOCUMENT
EX-101 PRESENTATION LINKBASE DOCUMENT
EX-101 DEFINITION LINKBASE DOCUMENT

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

WEATHERFORD INTERNATIONAL LTD. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In millions, except par value)

	March 31, 2012	December 31, 2011
	(Unaudited)
	(Restated)	(Restated)

Current Assets:
Cash and Cash Equivalents	$339	$371
Accounts Receivable, Net of Allowance for Uncollectible Accounts of $92 and $91	3,358	3,233
Inventories	3,301	3,158
Current Deferred Tax Assets	273	274
Other Current Assets	816	695
Total Current Assets	8,087	7,731

Property, Plant and Equipment, Net of Accumulated Depreciation of $5,312 and $5,023	7,591	7,287
Goodwill	4,446	4,423
Other Intangible Assets, Net of Accumulated Amortization of $574 and $546	706	711
Equity Investments	634	616
Other Non-current Assets	291	283
Total Assets	$21,755	$21,051

Current Liabilities:
Short-term Borrowings and Current Portion of Long-term Debt	$1,902	$1,320
Accounts Payable	1,684	1,571
Other Current Liabilities	1,314	1,392
Total Current Liabilities	4,900	4,283

Long-term Debt	5,989	6,286
Other Non-current Liabilities	1,141	1,137
Total Liabilities	12,030	11,706

Shareholders' Equity:
Shares, CHF 1.16 Par Value: Authorized 1,144, Conditionally Authorized 373, Issued 770 at March 31, 2012 and Authorized 1,139 Shares, Conditionally Authorized 378 Shares, Issued 765 Shares at December 31, 2011	775	769
Capital in Excess of Par Value	4,712	4,675
Treasury Shares, at Cost	(302)	(334)
Retained Earnings	4,257	4,134
Accumulated Other Comprehensive Income	262	80
Weatherford Shareholders' Equity	9,704	9,324
Noncontrolling Interests	21	21
Total Shareholders' Equity	9,725	9,345
Total Liabilities and Shareholders' Equity	$21,755	$21,051

The accompanying notes are an integral part of these condensed consolidated financial statements.

WEATHERFORD INTERNATIONAL LTD. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)
(In millions, except per share amounts)

	Three Months Ended March 31,
	2012	2011
	(Restated)	(Restated)
Revenues:
Products	$1,412	$1,064
Services	2,179	1,792
	3,591	2,856

Costs and Expenses:
Cost of Products	1,053	792
Cost of Services	1,647	1,341
Research and Development	62	60
Selling, General and Administrative Attributable to Segments	372	384
Corporate, General and Administrative	87	70
	3,221	2,647

Operating Income	370	209

Other Expense:
Interest Expense, Net	(112)	(112)
Other, Net	(18)	(19)

Income Before Income Taxes	240	78
Provision for Income Taxes	(110)	(46)
Net Income	130	32

Net Income Attributable to Noncontrolling Interests	(7)	(2)

Net Income Attributable to Weatherford	$123	$30

Earnings Per Share Attributable to Weatherford:
Basic	$0.16	$0.04
Diluted	$0.16	$0.04

Weighted Average Shares Outstanding:
Basic	760	747
Diluted	766	758

The accompanying notes are an integral part of these condensed consolidated financial statements.

WEATHERFORD INTERNATIONAL LTD. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(UNAUDITED)
(In millions)

	Three Months Ended March 31,
	2012	2011
	(Restated)	(Restated)

Net Income	$130	$32
Other Comprehensive Income:
Foreign Currency Translation Adjustment	181	181
Amortization of Pension Components	1	1
Other Comprehensive Income	182	182
Comprehensive Income	312	214
Comprehensive Income Attributable to Noncontrolling Interests	(7)	(2)
Comprehensive Income Attributable to Weatherford	$305	$212

The accompanying notes are an integral part of these condensed consolidated financial statements.

WEATHERFORD INTERNATIONAL LTD. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(In millions)

	Three Months Ended March 31,
	2012	2011
	(Restated)	(Restated)

Cash Flows from Operating Activities:
Net Income	$130	$32
Adjustments to Reconcile Net Income to Net Cash Provided (Used) by Operating Activities:
Depreciation and Amortization	299	278
Employee Share-Based Compensation Expense	22	23
Deferred Income Tax Provision (Benefit)	19	(4)
Other, Net	(10)	9
Change in Operating Assets and Liabilities, Net of Effect of Businesses Acquired:
Accounts Receivable	(110)	(235)
Inventories	(157)	(144)
Other Current Assets	16	(99)
Accounts Payable	87	79
Other Current Liabilities	(130)	(30)
Other	(26)	(83)
Net Cash Provided (Used) by Operating Activities	140	(174)

Cash Flows from Investing Activities:
Capital Expenditures for Property, Plant and Equipment	(514)	(356)
Acquisitions of Businesses, Net of Cash Acquired	(12)	(15)
Acquisition of Intellectual Property	(3)	(3)
Acquisition of Equity Investments in Unconsolidated Affiliates	—	(7)
Proceeds from Sale of Assets and Businesses, Net	5	2
Net Cash Used by Investing Activities	(524)	(379)

Cash Flows from Financing Activities:
Borrowings (Repayments) of Long-term Debt, Net	1	(5)
Borrowings of Short-term Debt, Net	285	385
Proceeds from Exercise of Warrants	65	—
Other Financing Activities	(2)	1
Net Cash Provided by Financing Activities	349	381

Effect of Exchange Rate Changes on Cash and Cash Equivalents	3	5

Net Decrease in Cash and Cash Equivalents	(32)	(167)
Cash and Cash Equivalents at Beginning of Period	371	416
Cash and Cash Equivalents at End of Period	$339	$249

Supplemental Cash Flow Information:
Interest Paid.	$180	$176
Income Taxes Paid, Net of Refunds	98	66

The accompanying notes are an integral part of these condensed consolidated financial statements.

WEATHERFORD INTERNATIONAL LTD. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
1.	General
The accompanying unaudited condensed consolidated financial statements of Weatherford International Ltd.  (the "Company") are prepared in accordance with U.S. generally accepted accounting principles and include all adjustments of a normal recurring nature which, in the opinion of management, are necessary to present fairly our Condensed Consolidated Balance Sheet at March 31, 2012, Condensed Consolidated Statements of Operations, Condensed Consolidated Statements of Comprehensive Income and Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2012 and 2011. When referring to "Weatherford" and using phrases such as "we", "us", and "our", the intent is to refer to Weatherford International Ltd. and its subsidiaries as a whole or on a regional basis, depending on the context in which the statements are made.

Although we believe the disclosures in these financial statements are adequate to make the interim information presented not misleading, certain information relating to our organization and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles have been condensed or omitted in this Form 10-Q/A pursuant to U.S. Securities and Exchange Commission ("SEC") rules and regulations.  These financial statements should be read in conjunction with the audited consolidated financial statements for the year ended December 31, 2011 in our restated Annual Report on Form 10-K/A.  The results of operations for the three months ended March 31, 2012 are not necessarily indicative of the results expected for the year ending December 31, 2012.

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
2.    Restatement of the Condensed Consolidated Financial Statements

Income Taxes

We identified a material weakness in our internal controls over the accounting for income taxes during 2010 and 2011 that resulted in material errors in our income tax accounts. The correction of these errors resulted in the restatement of our previously reported financial statements for the years ended December 31, 2009 and 2008, and our condensed consolidated financial statements for each quarter within 2010 and 2009 (the "2010 restatement") and for the years ended December 31, 2010 and 2009 and our condensed consolidated financial statements for each quarter within 2011 and 2010 (the "2011 restatement").  During 2012, in connection with the preparation of our first and second quarter financial statements and our ongoing income tax remediation activities, we identified additional errors related to prior years.  Due to the continued accumulation of these errors, the Audit Committee of our Board of Directors concluded, on July 24, 2012, that investors should no longer rely upon our previously issued financial statements.  Management determined that we would delay filing restated financial statements until significant procedures and reviews of our accounting for income taxes were performed. As a result of these additional procedures, we identified additional errors across multiple jurisdictions resulting in further restatement of our previously issued financial statements for the years ended December 31, 2011, 2010 and 2009 and our condensed consolidated financial statements for the first quarter of 2012 and each quarter within 2011 and 2010 (the "2012 restatement"). As a result of the 2012 restatement, our provision for income taxes decreased by $27 million for the three months ended March 31, 2012.

Percentage-of-completion accounting
We have also restated our previously issued financial statements for the three months ended March 31, 2012 to correct errors in revenue and operating income associated with an early production facility construction contract in Iraq accounted for under the percentage-of-completion method. Under the accounting guidance applicable to construction-type contracts, claims arising from these contracts that have or will be made against customers for costs incurred in excess of current contract provisions can be recognized as revenue, to the extent of cost incurred, when the contract or other evidence provides a legal basis for the claim, the additional costs were caused by circumstances that were unforeseen at the contract date and are not the result of deficiencies in our performance, claim-related costs are identifiable and considered reasonable in view of the work performed, and evidence supporting the claim is objective and verifiable. During the three months ended March 31, 2012, we included in our revenue estimates claims and unapproved change orders for the recovery of cost overruns of $20 million that did not meet this recognition criteria.  In addition, we did not include in our revenue estimates liquidated damages of $17 million that we are contractually obligated to pay as a result of delays in the expected completion of the project.   With the removal of these amounts from estimated revenues, estimated costs to be incurred under the contract exceed estimated revenue to be earned under contract, and therefore the anticipated loss on the contract as of March 31, 2012 should have been recorded in full during the three months ended March 31, 2012.  We have restated our financial statements to correct for these errors, which resulted in a reduction in operating income for the three months ended March 31, 2012 of $24 million.  Although we have not yet met the recognition criteria for revenue recognition, we expect to vigorously pursue collection of the claims and reduction or elimination of the liquidated damages.  Any benefits resulting from those efforts will be recognized when the criteria for revenue recognition are met.

WEATHERFORD INTERNATIONAL LTD. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Other
In addition to the adjustments recorded to address our errors in accounting for income taxes and the percentage-of-completion contract, we recorded other adjustments to correct for immaterial errors. As a result of these adjustments, income from operations before income taxes decreased by $3 million and $7 million for three months ended March 31, 2012 and 2011, respectively.
We have also recorded adjustments to correct for errors in how we historically accounted for valued treasury stock that we issued to employees for stock-based compensation and third parties for acquisitions.  While the overall transactions were valued appropriately, the amounts transferred from Treasury Shares to Capital in Excess of Par Value within the Shareholders' Equity section of our balance sheet were incorrect.  As a result, we have reclassified $149 million and $177 million from Treasury Shares to Capital in Excess of Par Value as of December 31, 2011 and March 31, 2012, respectively.

The following tables summarize the impact of these adjustments on our previously reported results filed on our Quarterly Report on Form 10-Q for the three months ended March 31, 2012 and 2011.

WEATHERFORD INTERNATIONAL LTD. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The effects of the restatement on our condensed consolidated statement of operations for the three months ended March 31, 2012 are as follows:

	Three Months Ended March 31, 2012
	Previously Reported	Adjustments	Restated
	(In millions, except per share amounts)
Revenues:
Products	$1,411	$1	$1,412
Services	2,188	(9)	2,179
	3,599	(8)	3,591
Costs and Expenses:
Cost of Products	1,050	3	1,053
Cost of Services	1,635	12	1,647
Research and Development	62	—	62
Selling, General and Administrative Attributable to Segments	370	2	372
Corporate General and Administrative	86	1	87
	3,203	18	3,221

Operating Income	396	(26)	370
Other Income (Expense):
Interest Expense, Net	(112)	—	(112)
Other, Net	(17)	(1)	(18)

Income Before Income Taxes	267	(27)	240
Provision for Income Taxes	(137)	27	(110)
Net Income	130	—	130
Net Income Attributable to Noncontrolling Interests	(7)	—	(7)
Net Income Attributable to Weatherford	$123	$—	$123

Income Per Share Attributable to Weatherford:
Basic	$0.16	$—	$0.16
Diluted	$0.16	$—	$0.16

Weighted Average Shares Outstanding:
Basic	760	—	760
Diluted	766	—	766

WEATHERFORD INTERNATIONAL LTD. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The effects of the restatement on our condensed consolidated statement of operations for the three months ended March 31, 2011 are as follows:
	Three Months Ended March 31, 2011
	Previously Reported	Adjustments	Restated
	(In millions, except per share amounts)
Revenues:
Products	$1,064	$—	$1,064
Services	1,792	—	1,792
	2,856	—	2,856
Costs and Expenses:
Cost of Products	791	1	792
Cost of Services	1,340	1	1,341
Research and Development	60	—	60
Selling, General and Administrative Attributable to Segments	384	—	384
Corporate General and Administrative	64	6	70
	2,639	8	2,647

Operating Income	217	(8)	209
Other Income (Expense):
Interest Expense, Net	(113)	1	(112)
Other, Net	(19)	—	(19)

Income Before Income Taxes	85	(7)	78
Provision for Income Taxes	(46)	—	(46)
Net Income	39	(7)	32
Net Income Attributable to Noncontrolling Interests	(2)	—	(2)
Net Income Attributable to Weatherford	$37	$(7)	$30

Income Per Share Attributable to Weatherford:
Basic	$0.05	$(0.01)	$0.04
Diluted	$0.05	$(0.01)	$0.04

Weighted Average Shares Outstanding:
Basic	747	—	747
Diluted	758	—	758

WEATHERFORD INTERNATIONAL LTD. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The effects of the restatement on our condensed consolidated balance sheet as of March 31, 2012 are as follows:

	As of March 31, 2012
	Previously Reported	Adjustments	Restated
	(In millions)
Current Assets:
Cash and Cash Equivalents	$339	$—	$339
Accounts Receivable	3,358	—	3,358
Inventories	3,303	(2)	3,301
Current Deferred Tax Assets	245	28	273
Other Current Assets	808	8	816
Total Current Assets	8,053	34	8,087

Property, Plant and Equipment	7,585	6	7,591
Goodwill	4,445	1	4,446
Other Intangible Assets	706	—	706
Equity Investments	634	—	634
Other Assets	450	(159)	291
Total Assets	$21,873	$(118)	$21,755

Current Liabilities:
Short-term Borrowings and Current Portion of Long-term Debt	$1,902	$—	$1,902
Accounts Payable	1,679	5	1,684
Other Current Liabilities	1,251	63	1,314
Total Current Liabilities	4,832	68	4,900

Long-term Debt	5,989	—	5,989
Other Liabilities	1,119	22	1,141
Total Liabilities	11,940	90	12,030

Shareholders' Equity:
Shares	775	—	775
Capital in Excess of Par Value	4,889	(177)	4,712
Treasury Shares, at Cost	(479)	177	(302)
Retained Earnings	4,475	(218)	4,257
Accumulated Other Comprehensive Income (Loss)	252	10	262
Weatherford Shareholders' Equity	9,912	(208)	9,704
Noncontrolling Interests	21	—	21
Total Shareholders' Equity	9,933	(208)	9,725
Total Liabilities and Shareholders' Equity	$21,873	(118)	$21,755

WEATHERFORD INTERNATIONAL LTD. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The effects of the restatement on our condensed consolidated statement of comprehensive income for the three months ended March 31, 2012 are as follows:

	Three Months Ended March 31, 2012
	Previously Reported	Adjustments	Restated
		(In millions)
Net Income	$130	$—	$130
Other Comprehensive Income Receivable:
Foreign Currency Translation Adjustment	181	—	181
Amortization of Pension Components	1	—	1
Other Comprehensive Income	182	—	182
Comprehensive Income	312	—	312
Comprehensive Income Attributable to Noncontrolling Interests	(7)	—	(7)
Comprehensive Income Attributable to Weatherford	$305	$—	$305

The effects of the restatement on our statement of condensed consolidated comprehensive income for the three months ended March 31, 2011 are as follows:

	Three Months Ended March 31, 2011
	Previously Reported	Adjustments	Restated
		(In millions)
Net Income	$39	$(7)	$32
Other Comprehensive Income Receivable:
Foreign Currency Translation Adjustment	181	—	181
Amortization of Pension Components	1	—	1
Other Comprehensive Income	182	—	182
Comprehensive Income	221	(7)	214
Comprehensive Income Attributable to Noncontrolling Interests	(2)	—	(2)
Comprehensive Income Attributable to Weatherford	$219	$(7)	$212

WEATHERFORD INTERNATIONAL LTD. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The effects of the restatement on our condensed consolidated statement of cash flows for the three months ended March 31, 2012 are as follows:

	Three Months Ended March 31, 2012
	Previously Reported	Adjustments	Restated
	(In millions)
Cash Flows From Operating Activities:
Net Income	$130	$—	$130
Adjustments to Reconcile Net Income to Net Cash Provided by Operating Activities:
Depreciation and Amortization	301	(2)	299
Employee Share-Based Compensation Expense	22	—	22
Deferred Income Tax Provision (Benefit)	(21)	40	19
Other, Net	(15)	5	(10)
Change in Operating Assets and Liabilities, Net of Effect of Businesses Acquired:
Accounts Receivable	(107)	(3)	(110)
Inventories	(159)	2	(157)
Other Current Assets	15	1	16
Accounts Payable	86	1	87
Other Current Liabilities	(120)	(10)	(130)
Other, Net	4	(30)	(26)
Net Cash Provided by Operating Activities	136	4	140

Cash Flows from Investing Activities:
Capital Expenditures for Property, Plant and Equipment	(514)	—	(514)
Acquisitions of Businesses, Net of Cash Acquired	(12)	—	(12)
Acquisition of Intellectual Property	(3)	—	(3)
Acquisition of Equity Investments in Unconsolidated Affiliates	—	—	—
Proceeds from Sale of Assets and Businesses, Net	5	—	5
Net Cash Used by Investing Activities	(524)	—	(524)

Cash Flows From Financing Activities:
Borrowings (Repayments) of Long-term Debt, Net	1	—	1
Borrowings (Repayments) of Short-term Debt, Net	285	—	285
Proceeds from Exercise of Warrants	65	—	65
Other Financing Activities, Net	2	(4)	(2)
Net Cash Provided by Financing Activities	353	(4)	349

Effect of Exchange Rate Changes on Cash and Cash Equivalents	3	—	3

Net Decrease in Cash and Cash Equivalents	(32)	—	(32)
Cash and Cash Equivalents at Beginning of Year	371	—	371
Cash and Cash Equivalents at End of Year	$339	$—	$339

WEATHERFORD INTERNATIONAL LTD. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The effects of the restatement on our condensed consolidated statement of cash flows for the three months ended March 31, 2011 are as follows:

	Three Months Ended March 31, 2011
	Previously Reported	Adjustments	Restated
	(In millions)
Cash Flows From Operating Activities:
Net Income	$39	$(7)	$32
Adjustments to Reconcile Net Income to Net Cash Used by Operating Activities:
Depreciation and Amortization	277	1	278
Employee Share-Based Compensation Expense	23	—	23
Deferred Income Tax Provision (Benefit)	(4)	—	(4)
Other, Net	11	(2)	9
Change in Operating Assets and Liabilities, Net of Effect of Businesses Acquired:
Accounts Receivable	(235)	—	(235)
Inventories	(144)	—	(144)
Other Current Assets	(107)	8	(99)
Accounts Payable	79	—	79
Other Current Liabilities	(70)	40	(30)
Other, Net	(42)	(41)	(83)
Net Cash Used by Operating Activities	(173)	(1)	(174)

Cash Flows from Investing Activities:
Capital Expenditures for Property, Plant and Equipment	(356)	—	(356)
Acquisitions of Businesses, Net of Cash Acquired	(15)	—	(15)
Acquisition of Intellectual Property	(3)	—	(3)
Acquisition of Equity Investments in Unconsolidated Affiliates	(7)	—	(7)
Proceeds from Sale of Assets and Businesses, Net	2	—	2
Net Cash Used by Investing Activities	(379)	—	(379)

Cash Flows From Financing Activities:
Borrowings (Repayments) of Long-term Debt, Net	(5)	—	(5)
Borrowings (Repayments) of Short-term Debt, Net	385	—	385
Other Financing Activities, Net	—	1	1
Net Cash Provided by Financing Activities	380	1	381

Effect of Exchange Rate Changes on Cash and Cash Equivalents	5	—	5

Net Decrease in Cash and Cash Equivalents	(167)	—	(167)
Cash and Cash Equivalents at Beginning of Year	416	—	416
Cash and Cash Equivalents at End of Year	$249	$—	$249

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

During the three months ended March, 31 2012, we approved a plan, and executed an agreement, to sell our subsea controls business in exchange for an equity stake in an entity that is positioned to provide complete subsea solutions to clients. The closing of the transaction, which is expected to occur during the second quarter, is subject to clearance under the applicable competition laws.  As of March 31, 2012, the carrying amount of the major classes of assets held for sale included $16 million of accounts receivable, $39 million of inventories, $22 million of other current assets, $4 million of property plant and equipment and $47 million in goodwill.  Liabilities held for sale totaled $31 million at March 31, 2012.  These assets and liabilities have been reclassified and presented, gross, in Other Current Assets and Liabilities.  Upon approval of the plan to sell, we recognized no impairment as the fair value of the business exceeded its book value, net of costs to sell.

4.    Inventories

The components of inventory were as follows:
	March 31, 2012	December 31, 2011
	(In millions)

Raw materials, components and supplies	$448	$443
Work in process	178	149
Finished goods	2,675	2,566
	$3,301	$3,158

Work in process and finished goods inventories include the cost of materials, labor and manufacturing overhead.
5.    Goodwill
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

WEATHERFORD INTERNATIONAL LTD. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

None of our reporting units failed the first step of our impairment test during 2011, as their fair values were in excess of their carrying value.  The fair values of our MENA, Russia, SSA and Latin America reporting units were closest to their carrying values; and were in excess of their carrying values in a range from 15% to 23% at October 1, 2011.
The changes in the carrying amount of goodwill by segment for the three months ended March 31, 2012, were as follows:
	North America	MENA/ Asia Pacific	Europe/ SSA/Russia	Latin America	Total
	(In millions)

As of December 31, 2011	$2,272	$743	$1,024	$384	$4,423
Acquisitions	7	—	—	—	7
Disposals (a)	(1)	(4)	(42)	—	(47)
Purchase price and other adjustments	(8)	—	—	—	(8)
Foreign currency translation	28	4	39	—	71
As of March 31, 2012	$2,298	$743	$1,021	$384	$4,446

(a)    Represents reclassification of goodwill to assets held for sale.  See Note 3 – Business Combinations.

6.    Short-term Borrowings and Current Portion of Long-term Debt
The components of short-term borrowings were as follows:
	March 31, 2012	December 31, 2011
	(In millions)

Commercial paper	$1,285	$997
Other short-term bank loans	11	14
Total short-term borrowings	1,296	1,011
Current portion of long-term debt	606	309
Short-term borrowings and current portion of long-term debt	$1,902	$1,320

We maintain a $2.25 billion unsecured, revolving credit agreement (the "Credit Agreement") with JPMorgan Chase Bank, N.A., as administrative agent.  The Credit Agreement has a scheduled maturity date of July 13, 2016, and can be used for a combination of borrowings, support for our commercial paper program and issuances of letters of credit.  This agreement requires us to maintain a debt-to-capitalization ratio of less than 60% and it limits our total debt to $10 billion while our financial reporting is not current.  We are in compliance with these covenants at March 31, 2012.  At March 31, 2012, our borrowings under our commercial paper program had a weighted average interest rate of 0.65% and there were $82 million in outstanding letters of credit under the Credit Agreement.  On April 16, 2012, we increased the size of our commercial paper program to $2.25 billion from $1.5 billion.  From time to time, we use the commercial paper program to issue short-term, unsecured notes.  Our commercial paper issuances are supported by the Credit Agreement.

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
7.    Fair Value of Financial Instruments

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
Cash Flow Hedges
In 2008, we entered into interest rate derivative instruments to hedge projected exposures to interest rates in anticipation of a debt offering.  Those hedges were terminated at the time of the issuance of the debt, and the loss on these hedges is being amortized from Accumulated Other Comprehensive Income into interest expense over the remaining term of the debt.  As of March 31, 2012, we had net unamortized losses of $12 million associated with our cash flow hedge terminations.
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

WEATHERFORD INTERNATIONAL LTD. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The fair values of outstanding derivative instruments are summarized as follows:
	March 31, 2011	December 31, 2011	Classifications
	(In millions)

Derivative assets designated as hedges:
Interest rate swaps	$14	$13	Other Assets
Derivative assets not designated as hedges:
Foreign currency forward contracts	8	20	Other Current Assets
Derivative liabilities not designated as hedges:
Foreign currency forward contracts	13	8	Other Current Liabilities
Interest rate locks	—	9	Other Current Liabilities
Cross-currency swap contracts	33	27	Other Liabilities

9.    Shareholders' Equity

The following summarizes our shareholders' equity activity for the three months ended March 31, 2012 and 2011:
	Issued Shares	Capital In Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Shares	Noncontrolling Interests	Total Shareholders' Equity
		(Restated)	(Restated)		(Restated)		(Restated)
				(In millions)

Balance at December 31, 2010	$761	$4,617	$3,949	$202	$(478)	$67	$9,118

Net Income	—	—	30	—	—	2	32
Other Comprehensive Income	—	—	—	182	—	—	182
Dividends Paid to Noncontrolling Interests	—	—	—	—	—	(5)	(5)
Equity Awards Granted, Vested and Exercised	—	(19)	—	—	30	—	11
Other	2	(2)	1	(1)	—	1	1
Balance at March 31, 2011	$763	$4,596	$3,980	$383	$(448)	$65	$9,339

Balance at December 31, 2011	$769	$4,675	$4,134	$80	$(334)	$21	$9,345

Net Income	—	—	123	—	—	7	130
Other Comprehensive Income	—	—	—	182	—	—	182
Dividends Paid to Noncontrolling Interests	—	—	—	—	—	(7)	(7)
Equity Awards Granted, Vested and Exercised	—	(21)	—	—	32	—	11
Other	6	58	—	—	—	—	64
Balance at March 31, 2012	$775	$4,712	$4,257	$262	$(302)	$21	$9,725

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

The following reconciles basic and diluted weighted average of shares outstanding:
	Three Months Ended March 31,
	2012	2011
	(In millions)
Basic weighted average shares outstanding	760	747
Dilutive effect of:
Stock options, restricted shares and performance units	5	7
Warrants	1	4
Diluted weighted average shares outstanding	766	758

11.    Share-Based Compensation
We recognized the following employee share-based compensation expense during the three months ended March 31, 2012 and 2011:

	Three Months Ended March 31,
	2012	2011
	(In millions)

Share-based compensation	$22	$23
Related tax benefit	8	8

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
	Three Months Ended March 31, 2012
	Net Operating Revenues	Income from Operations	Depreciation and Amortization
	(Restated)	(Restated)	(Restated)
	(In millions)

North America	$1,754	$358	$95
MENA/Asia Pacific	595	22	83
Europe/SSA/Russia	571	66	61
Latin America	671	83	55
	3,591	529	294
Corporate and Research and Development	—	(112)	5
Other (a)	—	(47)	—
Total	$3,591	$370	$299

WEATHERFORD INTERNATIONAL LTD. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
	Three Months Ended March 31, 2011
	Net Operating Revenues	Income from Operations	Depreciation and Amortization
		(Restated)	(Restated)
	(In millions)

North America	$1,360	$282	$88
MENA/Asia Pacific	576	9	82
Europe/SSA/Russia	510	39	57
Latin America (b)	410	20	46
	2,856	350	273
Corporate and Research and Development	—	(120)	5
Other (c)	—	(21)	—
Total	$2,856	$209	$278

(a)
 The three months ended March 31, 2012 includes $31 million for severance and exit costs, income tax restatement and material weakness remediation expenses of $14 million and $2 million in legal and professional fees incurred in connection with our on-going investigations.

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

The DOJ, SEC and other agencies and authorities have a broad range of civil and criminal penalties they may seek to impose against corporations and individuals for violations of trade sanctions laws, the FCPA and other federal statutes including, but not limited to, injunctive relief, disgorgement, fines, penalties and modifications to business practices and compliance programs. In recent years, these agencies and authorities have entered into agreements with, and obtained a range of penalties against, several corporations and individuals in similar investigations, under which civil and criminal penalties were imposed, including in some cases fines and other penalties and sanctions in the tens and hundreds of millions of dollars. These agencies are seeking to impose penalties against us for past conduct, but the ultimate amount of any penalties we may pay currently cannot be reasonably estimated, nor can a range of potential loss be reasonably determined at this time.  Under trade sanctions laws, the DOJ may also seek to impose modifications to business practices, including immediate cessation of all business activities in specific countries or other limitations that decrease our business, and modifications to compliance programs, which may increase compliance costs. Any injunctive relief, disgorgement, fines, penalties, sanctions or imposed modifications to business practices resulting from these investigations could adversely affect our results of operations, and the cost of our investigations have been significant.  In addition, our historical activities in sanctioned countries, such as Sudan and Iran, could result in certain investors, such as government-sponsored pension funds, divesting of or not investing in, our shares. Based on available information, we cannot predict what, if any, actions the DOJ, SEC or other authorities will take in our situation or the effect any such actions will have on our consolidated financial position or results of operations. To the extent we violated trade sanctions laws, the FCPA, or other laws or regulations, fines and other penalties may be imposed.  Because these matters are now pending before the indicated agencies, and we currently cannot reasonably estimate the ultimate amount of any penalties we may pay, there can be no assurance that actual fines or penalties, if any, will not have a material adverse effect on our business, financial condition, liquidity or results of operations.

Through March 31, 2012, we have incurred $43 million for costs in connection with our exit from sanctioned countries and incurred $125 million for legal and professional fees in connection with complying with and conducting these on-going investigations.

In addition, the SEC and the DOJ are investigating the circumstances surrounding the material weakness in the Company's internal controls over financial reporting for income taxes that was disclosed on Forms 12b-25 and 8-K on March 1, 2011 and February 21, 2012, respectively, and the related restatements of our historical financial statements.  We are cooperating with the government investigation.

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

WEATHERFORD INTERNATIONAL LTD. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
15.    New Accounting Pronouncements
In May 2011, the Financial Accounting Standards Board ("FASB") issued new guidance to achieve common fair value measurement and disclosure requirements between U.S. Generally Accepted Accounting Principles and International Financial Reporting Standards. This new guidance amends current fair value measurement and disclosure guidance to include increased transparency around valuation inputs and investment categorization. This new guidance is effective for fiscal years and interim periods beginning after December 15, 2011. Our adoption of the new guidance did not impact our consolidated financial position, results of operations or cash flows, although it did require additional fair value disclosures.
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

17.    Condensed Consolidating Financial Statements
A Swiss joint-stock company named Weatherford International Ltd. is the ultimate parent of the Weatherford group ("Weatherford Switzerland or Parent").  The Parent guarantees the obligations of Weatherford International Ltd., which is incorporated in Bermuda ("Weatherford Bermuda") and Weatherford International, Inc., which is incorporated in Delaware ("Weatherford Delaware"), noted below.
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

WEATHERFORD INTERNATIONAL LTD. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Condensed Consolidating Balance Sheet
March 31, 2012
(Unaudited)
(Restated)
(In millions)

	Weatherford Switzerland	Weatherford Bermuda	Weatherford Delaware	Other Subsidiaries	Eliminations	Consolidation

Current Assets:
Cash and Cash Equivalents	$1	$—	$3	$335	$—	$339
Other Current Assets	5	9	116	7,676	(58)	7,748
Total Current Assets	6	9	119	8,011	(58)	8,087

Equity Investments in Affiliates	9,946	15,547	8,023	12,102	(45,618)	—
Shares Held in Parent	—	—	5	298	(303)	—
Intercompany Receivables, Net	—	1,282	82	—	(1,364)	—
Other Non-current Assets	19	36	50	13,563	—	13,668
Total Assets	$9,971	$16,874	$8,279	$33,974	$(47,343)	$21,755

Current Liabilities:
Short-term Borrowings and Current Portion of Long-term Debt	$—	$1,587	$292	$23	$—	$1,902
Accounts Payable and Other Current Liabilities	15	27	—	3,014	(58)	2,998
Total Current Liabilities	15	1,614	292	3,037	(58)	4,900

Long-term Debt	—	4,868	1,041	80	—	5,989
Intercompany Payables, Net	252	—	—	1,111	(1,363)	—
Other Non-current Liabilities	—	81	2	1,058	—	1,141
Total Liabilities	267	6,563	1,335	5,286	(1,421)	12,030

Weatherford Shareholders' Equity	9,704	10,311	6,944	28,667	(45,922)	9,704
Noncontrolling Interests	—	—	—	21	—	21
Total Liabilities and Shareholders' Equity	$9,971	$16,874	$8,279	$33,974	$(47,343)	$21,755

WEATHERFORD INTERNATIONAL LTD. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Condensed Consolidating Balance Sheet
December 31, 2011
(Restated)
 (In millions)

	Weatherford Switzerland	Weatherford Bermuda	Weatherford Delaware	Other Subsidiaries	Eliminations	Consolidation

Current Assets:
Cash and Cash Equivalents	$—	$—	$—	$371	$—	$371
Other Current Assets	3	16	147	7,293	(99)	7,360
Total Current Assets	3	16	147	7,664	(99)	7,731

Equity Investments in Affiliates	9,654	15,287	7,770	12,102	(44,813)	—
Shares Held in Parent	—	—	4	330	(334)	—
Intercompany Receivables, Net	—	1,252	64	—	(1,316)	—
Other Non-current Assets	20	37	32	13,231	—	13,320
Total Assets	$9,677	$16,592	$8,017	$33,327	$(46,562)	$21,051

Current Liabilities:
Short-term Borrowings and Current Portion of Long-Term Debt	$—	$1,005	$292	$23	$—	$1,320
Accounts Payable and Other Current Liabilities	10	133	—	2,919	(99)	2,963
Total Current Liabilities	10	1,138	292	2,942	(99)	4,283

Long-term Debt	—	5,163	1,046	77	—	6,286
Intercompany Payables, Net	343	—	—	972	(1,315)	—
Other Non-current Liabilities	—	81	5	1,051	—	1,137
Total Liabilities	353	6,382	1,343	5,042	(1,414)	11,706

Weatherford Shareholders' Equity	9,324	10,210	6,674	28,264	(45,148)	9,324
Noncontrolling Interests	—	—	—	21	—	21
Total Liabilities and Shareholders' Equity	$9,677	$16,592	$8,017	$33,327	$(46,562)	$21,051

`

WEATHERFORD INTERNATIONAL LTD. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Condensed Consolidating Statements of Comprehensive Income
Three Months Ended March 31, 2012
(Unaudited)
(Restated)
(In millions)

	Weatherford Switzerland	Weatherford Bermuda	Weatherford Delaware	Other Subsidiaries	Eliminations	Consolidation

Revenues	$—	$—	$—	$3,591	$—	$3,591
Costs and Expenses	(16)	(1)	(1)	(3,203)	—	(3,221)
Operating Income (Loss)	(16)	(1)	(1)	388	—	370

Other Income (Expense):
Interest Income (Expense), Net	—	(89)	(19)	(4)	—	(112)
Intercompany Charges, Net	—	8	25	(33)	—	—
Equity in Subsidiary Income (Loss)	139	261	254	—	(654)	—
Other, Net	—	(35)	—	17	—	(18)
Income (Loss) Before Income Taxes	123	144	259	368	(654)	240
Provision for Income Taxes	—	—	(2)	(108)	—	(110)
Net Income (Loss)	123	144	257	260	(654)	130
Noncontrolling Interests	—	—	—	(7)	—	(7)
Net Income (Loss) Attributable to Weatherford	$123	$144	$257	$253	$(654)	$123

Comprehensive Income Attributable to Weatherford	$123	$144	$257	$435	$(654)	$305

Condensed Consolidating Statements of Comprehensive Income
Three Months Ended March 31, 2011
(Unaudited)
(Restated)
(In millions)

	Weatherford Switzerland	Weatherford Bermuda	Weatherford Delaware	Other Subsidiaries	Eliminations	Consolidation

Revenues	$—	$—	$—	$2,856	$—	$2,856
Costs and Expenses	(21)	(1)	(1)	(2,624)	—	(2,647)
Operating Income (Loss)	(21)	(1)	(1)	232	—	209

Other Income (Expense):
Interest Income (Expense), Net	—	(87)	(23)	(2)	—	(112)
Intercompany Charges, Net	—	—	33	(33)	—	—
Equity in Subsidiary Income (Loss)	51	203	195	—	(449)	—
Other, Net	—	(49)	—	30	—	(19)
Income (Loss) from Before Income Taxes	30	66	204	227	(449)	78
Provision for Income Taxes	—	—	3	(49)	—	(46)
Net Income (Loss)	30	66	207	178	(449)	32
Noncontrolling Interests	$—	$—	$—	$(2)	$—	$(2)
Net Income (Loss) Attributable to Weatherford	$30	$66	$207	$176	$(449)	$30
Comprehensive Income Attributable to Weatherford	$30	$66	$207	$358	$(449)	$212

WEATHERFORD INTERNATIONAL LTD. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
Condensed Consolidating Statement of Cash Flows
Three Months Ended March 31, 2012
(Unaudited)
(Restated)
(In millions)

	Weatherford Switzerland	Weatherford Bermuda	Weatherford Delaware	Other Subsidiaries	Eliminations	Consolidation

Cash Flows from Operating Activities:
Net Income (Loss)	$123	$144	$257	$260	$(654)	$130
Adjustments to Reconcile Net Income(Loss) to Net Cash Provided (Used) by Operating Activities:
Charges from Parent or Subsidiary	—	(8)	(25)	33	—	—
Equity in (Earnings) Loss of Affiliates	(139)	(261)	(254)	—	654	—
Deferred Income Tax Benefit	—	—	(19)	38	—	19
Other Adjustments	9	(136)	(155)	273	—	(9)
Net Cash Provided (Used) by Operating Activities	(7)	(261)	(196)	604	—	140

Cash Flows from Investing Activities:
Capital Expenditures for Property, Plant and Equipment	—	—	—	(514)	—	(514)
Acquisitions of Businesses, Net of Cash Acquired	—	—	—	(12)	—	(12)
Acquisition of Intellectual Property	—	—	—	(3)	—	(3)
Acquisition of Equity Investments in Unconsolidated Affiliates	—	—	—	—	—	—
Proceeds from Sale of Assets and Businesses, Net	—	—	—	5	—	5
Capital Contribution to Subsidiary	—	—	—	—	—	—
Other Investing Activities	—	—	—	—	—	—
Net Cash Provided (Used) by Investing Activities	—	—	—	(524)	—	(524)

Cash Flows from Financing Activities:
Borrowings (Repayments) Short-term Debt, Net	—	288	—	(3)	—	285
Borrowings (Repayments) Long-term Debt, Net	—	—	(6)	7	—	1
Borrowings (Repayments) Between Subsidiaries, Net	8	(27)	205	(186)	—	—
Proceeds from Capital Contribution	—	—	—	—	—	—
Other, Net	—	—	—	63	—	63
Net Cash Provided (Used) by Financing Activities	8	261	199	(119)	—	349

Effect of Exchange Rate Changes on Cash and Cash Equivalents	—	—	—	3	—	3

Net Increase (Decrease) in Cash and Cash Equivalents	1	—	3	(36)	—	(32)
Cash and Cash Equivalents at Beginning of Year	—	—	—	371	—	371
Cash and Cash Equivalents at End of Year	$1	$—	$3	$335	$—	$339

WEATHERFORD INTERNATIONAL LTD. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Condensed Consolidating Statement of Cash Flows
Three Months Ended March 31, 2011
(Unaudited)
(Restated)
(In millions)

	Weatherford Switzerland	Weatherford Bermuda	Weatherford Delaware	Other Subsidiaries	Eliminations	Consolidation

Cash Flows from Operating Activities:
Net Income (Loss)	$30	$66	$207	$178	$(449)	$32
Adjustments to Reconcile Net Income(Loss) to Net Cash Provided (Used) by Operating Activities:
Charges from Parent or Subsidiary	—	—	(33)	33	—	—
Equity in (Earnings) Loss of Affiliates	(51)	(203)	(195)	—	449	—
Deferred Income Tax Benefit	—	—	(3)	(1)	—	(4)
Other Adjustments	8	(100)	25	(135)	—	(202)
Net Cash Provided (Used) by Operating Activities	(13)	(237)	1	75	—	(174)

Cash Flows from Investing Activities:
Capital Expenditures for Property, Plant and Equipment	—	—	—	(356)	—	(356)
Acquisitions of Businesses, Net of Cash Acquired	—	—	—	(15)	—	(15)
Acquisition of Intellectual Property	—	—	—	(3)	—	(3)
Acquisition of Equity Investments in Unconsolidated Affiliate	—	—	—	(7)	—	(7)
Proceeds from Sale of Assets and Businesses, Net	—	—	—	2	—	2
Net Cash Provided (Used) by Investing Activities	—	—	—	(379)	—	(379)

Cash Flows from Financing Activities:
Borrowings (Repayments) Short-term Debt, Net	—	385	—	—	—	385
Borrowings (Repayments) Long-term Debt, Net	—	—	(4)	(1)	—	(5)
Borrowings (Repayments) Between Subsidiaries, Net	13	(262)	(4)	253	—	—
Other, Net	—	—	—	1	—	1
Net Cash Provided (Used) by Financing Activities	13	123	(8)	253	—	381

Effect of Exchange Rate on Cash and Cash Equivalents	—	—	—	5	—	5

Net Increase (Decrease) in Cash and Cash Equivalents	—	(114)	(7)	(46)	—	(167)
Cash and Cash Equivalents at Beginning of Year	—	114	12	290	—	416
Cash and Cash Equivalents at End of Year	$—	$—	$5	$244	$—	$249

ITEM 2.         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

Our Management's Discussion and Analysis of Financial Condition and Results of Operations ("MD&A") begins with an executive level overview, which provides a general description of our company today, a synopsis of industry market trends, insight into management's perspective of the opportunities and challenges we face and our outlook for the remainder of 2012.  Next, we analyze the results of our operations for the three months ended March 31, 2012 and 2011, including the trends in our business and review our liquidity and capital resources.  We conclude with a discussion of our critical accounting policies and estimates and a summary of recently issued accounting pronouncements.  The "Company," "we," "us" and "our" refer to Weatherford International Ltd., a Swiss joint-stock corporation.
As discussed in "Note 2 — Restatement of the Condensed Consolidated Financial Statements," we have restated our previously issued audited consolidated financial statements for fiscal years ended December 31, 2011, 2010 and 2009 and our unaudited condensed consolidated financial statements for each of the quarters within 2011 and 2010 and for the first quarter of 2012.  Accordingly, Management's Discussion and Analysis of Financial Condition and Results of Operations have been revised for the effects of the restatement.
The following discussion should be read in conjunction with our restated financial statements included with this report and our financial statements and related MD&A for the year ended December 31, 2011 included in our Annual Report restated on Form 10-K/A.  Our discussion includes various forward-looking statements about our markets, the demand for our products and services and our future results.  These statements are based on certain assumptions we consider reasonable.  For information about these assumptions, you should refer to the section entitled "Forward-Looking Statements."Overview
General
Our principal business is to provide equipment and services to the oil and natural gas exploration and production industry both on land and offshore, through our product and service line groups 1) Formation Evaluation and Well Construction and 2) Completion and Production.
-	Formation Evaluation and Well Construction includes: Drilling Services, Well Construction, Integrated Drilling, Wireline and Evaluation Services, Drilling Tools and Re-entry and Fishing
-	Completion and Production includes: Artificial Lift Systems, Stimulation and Chemicals, Completion Systems and Pipeline and Specialty Services
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
We conduct operations in approximately 100 countries and have service and sales locations in nearly all of the oil and natural gas producing regions in the world.  Our operational performance is segmented and reviewed on a geographic basis and we report the following regions as separate, distinct reporting segments: (1) North America; (2) Latin America; (3) Europe/Sub-Sahara Africa ("SSA")/Russia; and (4) Middle East/North Africa ("MENA")/Asia Pacific.
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
Internationally, our outlook remains positive.  Latin America has a solid backlog that should result in increases in revenue and profitability driven by continuous progress in several countries.  Growth in our Europe/SSA/Russia region will be driven by revenue and profitability improvements expected in Russia and also in Europe and the Caspian.   Our MENA operation should show an improvement in the second half of the year due to the expected completion of certain lower margin contracts and the start of new contracts, primarily in Saudi Arabia and Kuwait; however, we expect the improvement in North Africa late in the year.  We anticipate revenue and profitability growth in Asia will be driven by a strong backlog in China and Australia.

Results of Operations
The following charts contain selected financial data comparing our consolidated and segment results from operations for the three months ended March 31, 2012 and 2011:
	Three Months Ended March 31,
	2012	2011
	(Restated)	(Restated)
	(In millions, except per share data)

Revenues:
North America	$1,754	$1,360
MENA/Asia Pacific	595	576
Europe/SSA/Russia	571	510
Latin America	671	410
	3,591	2,856

Operating Income (Loss):
North America	358	282
MENA/Asia Pacific	22	9
Europe/SSA/Russia	66	39
Latin America	83	20
Research and Development	(62)	(60)
Corporate Expenses	(50)	(60)
Other Items	(47)	(21)
	370	209

Interest Expense, Net	(112)	(112)

Other, Net	(18)	(19)

Net Income per Diluted Share	$0.16	$0.04

Depreciation and Amortization	299	278

Revenues
The following chart contains the percentage of consolidated revenues by product line for the three months ended March 31, 2012 and 2011:
	2012	2011

Formation Evaluation and Well Construction	57%	60%
Completion and Production	43%	40%
	100%	100%

Consolidated revenues increased $735 million, or 26%, in the first quarter of 2012 as compared to the first quarter of 2011.  This increase outpaced the 9% increase in average rig count over the comparable period. North America revenue increased $394 million, or 29%, in the first quarter of 2012 compared to the same quarter of the prior year.  International revenues increased $341 million, or 23%, in the first quarter of 2012 as compared to the first quarter of 2011. Our artificial lift systems, drilling services, and completions product lines were the strongest contributors to the increase over the year-ago period.
Operating Income
Consolidated operating income increased $161 million or 77%, in the first quarter of 2012 as compared to the first quarter of 2011.  Our operating segments contributed $179 million of incremental operating income during the current quarter as compared to the same quarter of the prior year. Severance, exit and other adjustments during the first quarter of 2012 increased $26 million as compared to the first quarter of 2011.
Other items during the three months ended March 31, 2012 include $31 million for severance and exit costs, income tax restatement and material weakness remediation expenses of $14 million and $2 million in legal and professional fees incurred in connection with our on-going investigations.
Other items during the three months ended March 31, 2011 include (1) $11 million for severance, (2) $9 million charge incurred in connection with the termination of corporate consulting contract  and (3) $1 million in legal and professional fees incurred in connection with our on-going investigations.
Interest Expense, Net
Interest expense, net was flat in the first quarter of 2012 as compared to the same period of the prior year.

Income Taxes
 For the three months ended March 31, 2012, we had a tax provision of $110 million on income before taxes of $240 million.  Our tax provision for the three months ended March 31, 2012 includes $2 million for increases in reserves for uncertain tax positions, which increased our effective tax rate for the period to 46%.
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
Operating income increased $76 million, or 27%, in the first quarter of 2012, as compared to the first quarter of the prior year.  Operating margins decreased 30 basis points to 20.4% for the first three months of 2012, compared to 20.7% for the first three months of 2011.
MENA/Asia Pacific
MENA/Asia Pacific revenues increased $19 million, or 3%, in the first quarter of 2012, as compared to the first quarter of 2011.  Our pipeline and specialty services product line was the strongest contributors to the increase in revenue.
Operating income increased $13 million, or 144%, during the first quarter of 2012, compared to the same quarter of the prior year.  These results were impacted by the recognition of project losses totaling $11 million. Operating margins were 3.7% in the first quarter of 2012 and 1.6% in the first quarter of 2011. In 2011, political disruptions in the Middle East and North Africa and challenging weather events in Australia and China were large drivers of a year-over-year decrease.  The 2012 increase in operating income is in part due to a return of less severe seasonal storms in the Asia Pacific region.
Europe/SSA/Russia
Revenues in our Europe/SSA/Russia segment increased $61 million, or 12%, in the first quarter of 2012, compared to the same quarter of the prior year.  The region realized strong performances from our completions, well construction and integrated drilling services lines in the current quarter as compared to the same period of the prior year.
Operating income increased $27 million, or 69%, in the first quarter of 2012, as compared to the same quarter of 2011.  Operating margins were 11.6% in the first quarter of 2012 and 7.6% in the first quarter of 2011. The increase in operating income and margins was due to an abatement noted in the increased fuel and transportation costs in Russia, relative to the prior year quarter and the anticipated realization of our strong backlog in integrated drilling, wireline, completion and artificial lift.
Latin America
Revenues in our Latin America segment increased $261 million or 64%, in the first quarter of 2012, as compared to the same quarter of the prior year.
 Operating income increased $63 million, or 315%, for the three months ended March 31, 2012, over the comparable period of the prior year. Operating margins increased from 4.9% for the first quarter of 2011 to 12.4% for the first quarter of 2012. The prior year quarter's operating income was negatively impacted by a $16 million charge due to an equity tax enacted in Colombia.
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

Committed Borrowing Facilities
We maintain a $2.25 billion unsecured, revolving credit agreement (the "Credit Agreement") with JPMorgan Chase Bank, N.A., as administrative agent.  The Credit Agreement has a scheduled maturity date of July 13, 2016 and can be used for a combination of borrowings, support for our commercial paper program and issuances of letters of credit.  This agreement requires us to maintain a debt-to-capitalization ratio of less than 60%.  We are in compliance with these covenants at March 31, 2012.

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

Cash Requirements
During 2012, we anticipate our cash requirements will include interest payments on our outstanding debt, the repayment of $273 million of senior notes due in the second quarter of 2012, working capital needs and capital expenditures.  Our cash requirements may also include opportunistic business acquisitions and an indeterminate amount to settle the governmental investigations described in Note 15 to our condensed consolidated financial statements.  Consistent with 2011, we anticipate funding these requirements from cash generated from operations, availability under our Credit Agreement, the issuance of commercial paper and potential proceeds from disposals of businesses or capital assets that are no longer core to our long-term growth strategy.
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
Off Balance Sheet Arrangements
A Swiss joint-stock company named Weatherford International Ltd. is the ultimate parent ("Weatherford Switzerland") of the Weatherford group and guarantees the obligations of Weatherford International Ltd., which is incorporated in Bermuda ("Weatherford Bermuda") and Weatherford International, Inc., which is incorporated in Delaware ("Weatherford Delaware") noted below.

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

Critical Accounting Policies and Estimates
Our discussion and analysis of our financial condition and results of operations is based upon our consolidated financial statements.  We prepare these financial statements in conformity with U.S. generally accepted accounting principles.  As such, we are required to make certain estimates, judgments and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the periods presented.  We base our estimates on historical experience, available information and various other assumptions we believe to be reasonable under the circumstances.  On an on-going basis, we evaluate our estimates; however, actual results may differ from these estimates under different assumptions or conditions.  There have been no material changes or developments in our evaluation of the accounting estimates and the underlying assumptions or methodologies that we believe to be Critical Accounting Policies and Estimates as disclosed in our Form 10-K/A for the year ended December 31, 2011.
New Accounting Pronouncements
See Note 15 to our condensed consolidated financial statements included elsewhere in this report.
Risk Factors
An investment in our registered shares involves various risks.  When considering an investment in our Company, you should consider carefully all of the risk factors described in our most recent Annual Report as restated on Form 10-K/A, under the heading "Item 1A. Risk Factors" as well as the information below and other information included and incorporated by reference in this report.
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

Assets and liabilities of entities for which the functional currency is the local currency are translated into U.S. dollars using the exchange rates in effect at the balance sheet date, resulting in translation adjustments that are reflected in Accumulated Other Comprehensive Income in the shareholders' equity section on our Condensed Consolidated Balance Sheets.  A portion of our net assets are impacted by changes in foreign currencies in relation to the U.S. dollar.  We recorded a $181 million adjustment to increase our equity account for the three months ended March 31, 2012, to reflect the change U.S. dollar against various foreign currencies.
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

ITEM 4. CONTROLS AND PROCEDURES

Income Tax Material Weakness Previously Disclosed

As disclosed in our Annual Report on Form 10-K/A and Form 10-K for the years ended December 31, 2011 and 2010, respectively, we previously identified a material weakness in our internal controls over the accounting for income taxes relating to current taxes payable, deferred tax assets and liabilities, reserves for uncertain tax positions, and current and deferred tax expense.  This material weakness resulted in the restatement of our consolidated financial statements included in our Annual Reports on Form 10-K for both 2011 and 2010.  As further disclosed, we took steps during 2011 to remediate this material weakness, including:

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
Although we had designed and implemented certain new internal controls in an effort to remediate the material weakness, we continued to conclude that the material weakness was not remediated as of December 31, 2011 because our processes, procedures, controls and oversight over the income tax process were not effective to ensure that amounts related to current taxes payable, deferred tax assets and liabilities, reserves for uncertain tax positions,  current and deferred income tax expense and the related footnote disclosures were accurate.
During 2012, in connection with the preparation of our first and second quarter financial statements and our ongoing income tax remediation activities, we identified additional income tax errors related to prior years.  Due to the continued accumulation of these errors, the Audit Committee of our Board of Directors concluded, on July 24, 2012, that investors should no longer rely upon our previously issued financial statements.  Management determined that we would delay filing restated financial statements until significant procedures and reviews of our accounting for income taxes were performed. During the third and fourth quarters of 2012, we performed additional procedures to restate our consolidated financial statements and ensure they have been prepared in accordance with generally accepted accounting principles.  These procedures included the validation of all our income tax accounts and focused on reconciliations of current taxes payable and deferred tax balances with the tax bases of assets and liabilities in all jurisdictions, expanded review of uncertain tax positions in all jurisdictions with an additional focus on transfer pricing activities and a further review of our accounting for withholding taxes. To ensure the appropriateness and completeness of our accounting for uncertain tax positions, we performed (1) a validation of all previously identified uncertain tax positions and related measurement amounts and (2) a completeness assessment from several processes, including surveys completed by in-country and regional tax and accounting personnel, review of the status and pending issues in open tax audits, and consideration of findings from all other validation and completeness procedures performed in connection with the restatement.   As a result of these additional procedures, we identified additional errors across multiple jurisdictions that resulted in further restatement of our previously reported financial statements for the years ended December 31, 2011, 2010 and 2009 and our condensed consolidated financial statements for the first quarter of 2012 and each quarter within 2011 and 2010.

As of the filing date of this Amendment No. 1 to our Quarterly Report on Form 10-Q/A, the material weakness in our internal controls over the accounting for income taxes has not been remediated.

Remediation Plan

We believe that the additional adjustments to prior period income taxes are a result of additional procedures and improvements the Company implemented during 2012 to existing procedures or procedures implemented in 2011.  These procedures are part of our efforts to remediate the material weakness and included enhanced reviews and validation of potential uncertain tax positions reported by internal personnel, additional training and communication of potential tax exposures, enhanced procedures related to tax returns filed during 2012 to identify differences in amounts accrued, enhancements to the quarterly tax provision process and implementation of technology solutions to eliminate manual processes.  In an effort to fully remediate the material weakness, the Company plans to continue the implementation of its remediation plan by undertaking the following:

•
Ongoing evaluation and continued enhancement of tax department personnel and organizational structure including the use of third-party tax advisors and consultants to both assist with enhancing internal controls over financial reporting and augment  our existing tax staff until new appropriately qualified employees are hired to ensure effective preparation and review of the income tax provision, account reconciliations and analyses:

•	Timley preparation of tax basis balance sheets and reconciliations of the tax accounts to enable more timely detection of potential errors;

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

Material Weakness Related to Percentage of Completion Contract in Iraq

We also identified a material weakness in our internal controls related to a long-term early production facility construction contract in Iraq accounted for under the percentage-of-completion method.  We concluded that the Company's processes, procedures and internal controls were not effective to ensure that amounts related to the revenue and costs associated with this contract were accounted for in accordance with generally accepted accounting principles.   Specifically, we determined that there was:  (i) a lack of internal controls over the accounting for claims; and (ii) a failure of internal controls over monitoring the contract scope of work and approval of all estimates related to project change orders.  As a result of these control deficiencies, during the three months ended March 31, 2012, we included in our revenue estimates claims and unapproved change orders for the recovery of cost overruns that did not meet the recognition criteria for including claims in revenue estimates.  In addition, we did not include in our revenue estimates liquidated damages that we are contractually obligated to pay as a result of delays in the expected completion of the project.  With the removal of these amounts from estimated revenues, the estimated costs to be incurred under the contract exceed estimated revenue to be earned under contract, and therefore the anticipated loss on the contract as of March 31, 2012 should have been recorded in full during the three months ended March 31, 2012.  We have restated our financial statements to correct for these errors.

Remediation Plan
The Company implemented the following additional controls and procedures over percentage-of-completion accounting during the third and fourth quarter of 2012 to remediate the material weakness:

•	Documentary evidence and multiple reviews required for change orders;
•	Third-party legal opinions required to support the inclusion of claims in revenue estimates;
•	Contract summary and technical accounting review of contracts; and
•	Training on an annual basis for all locations using percentage-of-completion accounting.
These new controls and procedures will be taken into account in our annual internal control assessment as of December 31, 2012.

Evaluation of Disclosure Controls and Procedures

At the end of the period covered by this Quarterly Report on Form 10-Q, we carried out an evaluation under the supervision and with the participation of management, including the Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO"), of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act of 1934, as amended ("Exchange Act")). Based upon that evaluation and the evaluation of the identified material weaknesses in our internal control over financial reporting, our CEO and CFO have concluded our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) were not effective to provide reasonable assurance that the information required to be disclosed in the reports we file and submit under the Exchange Act is recorded, processed, summarized and reported within the time period specified in the Securities and Exchange Commission's rules and forms and that information relating to us (including our consolidated subsidiaries) required to be disclosed is accumulated and communicated to management, including the CEO and CFO, to allow timely decisions regarding required disclosure.

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

ITEM 1A.  RISK FACTORS

There have been no material changes during the quarter ended March 31, 2012 to the risk factors set forth in Part I, Item 1A in our Annual Report on Form 10-K /A for the year ended December 31, 2011.
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

4.1
Form of Fifth Supplemental Indenture, to be dated April 4, 2012, among Weatherford International Ltd., a Bermuda exempted company, Weatherford International Ltd., a Swiss joint-stock corporation, Weatherford International, Inc., a Delaware corporation, and Deutsche Bank Trust Company Americas (incorporated by reference to Exhibit 4.1 to the Registrant's Current Report on Form 8-K (File 1-34258) filed April 4, 2012).

4.2	Form of global note for 4.50% Senior Notes due 2022 (incorporated by reference to Exhibit 4.2 to the Registrant's Current Report on Form 8-K (File 1-34258) filed April 4, 2012).

4.3	Form of global note for 5.95% Senior Notes due 2042 (incorporated by reference to Exhibit 4.3 to the Registrant's Current Report on Form 8-K (File 1-34258) filed April 4, 2012).

4.4	Form of guarantee notation (incorporated by reference to Exhibit 4.3 to the Registrant's Current Report on Form 8-K (File 1-34258) filed April 4, 2012).

*31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

**32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

**32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

**101
The following materials  from Weatherford International Ltd.'s Quarterly Report on Form 10-Q for the quarter ended March 31, 2012, formatted in XBRL (Extensible Business Reporting Language): (1) the unaudited Condensed Consolidated Balance Sheets, (2) the unaudited Condensed Consolidated Statements of Operations, (3) the unaudited Condensed Consolidated Statements of Cash Flows, (4) the unaudited Condensed Consolidated Statements of Comprehensive Income and (5) related notes to the unaudited Condensed Consolidated Financial Statements.

__________
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

Date:  December 17, 2012