Form 10-Q
period 2012-06-30
Weatherford International Ltd./Switzerland
filed 2012-12-17
CIK 1453090

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2012
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
     Yes ☐       No ☑
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

As of December 10, 2012, there were 764,754,521 shares of Weatherford registered shares, 1.16 Swiss francs par value per share, outstanding.

TABLE OF CONTENTS	Page
PART I. FINANCIAL INFORMATION	2
ITEM 1. FINANCIAL STATEMENTS	2
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPEATIONS	26
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK	38
ITEM 4. CONTROLS AND PROCEDURES	40
PART II. OTHER INFORMATION	43
ITEM 1. LEGAL PROCEEDINGS	43
ITEM 1A. RISK FACTORS	43
ITEM 2. UNREGISTERED SALES OF EQUITY IN SECURITIES AND USE OF PROCEEDS	43
ITEM 6. EXHIBITS	44
SIGNATURES	45
EX-31.1
EX-31.2
EX-32.1
EX-32.2
EX-101 INSTANCE DOCUMENT
EX-101 SCHEMA DOCUMENT
EX-101 CALCULATION LINKBASE DOCUMENT
EX-101 LABLES LINKBASE DOCUMENT
EX-101 PRESENTATION LINKBASE DOCUMENT
EX-101 DEFINITION LINKBASE DOCUMENT

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

WEATHERFORD INTERNATIONAL LTD. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In millions, except par value)

	June 30, 2012	December 31, 2011
	(Unaudited)

Current Assets:
Cash and Cash Equivalents	$381	$371
Accounts Receivable, Net of Allowance for Uncollectible Accounts of $90 and $91	3,608	3,233
Inventories	3,399	3,158
Current Deferred Tax Assets	285	274
Other Current Assets	828	695
Total Current Assets	8,501	7,731

Property, Plant and Equipment, Net of Accumulated Depreciation of $5,455 and $5,023	7,733	7,287
Goodwill	3,769	4,423
Other Intangible Assets, Net of Accumulated Amortization of $595 and $546	812	711
Equity Investments	629	616
Other Non-current Assets	259	283
Total Assets	$21,703	$21,051

Current Liabilities:
Short-term Borrowings and Current Portion of Long-term Debt	$1,263	$1,320
Accounts Payable	1,635	1,571
Other Current Liabilities	1,696	1,392
Total Current Liabilities	4,594	4,283

Long-term Debt	7,311	6,286
Other Non-current Liabilities	1,187	1,137
Total Liabilities	13,092	11,706

Shareholders' Equity:
Shares, CHF 1.16 Par Value: Authorized 840, Conditionally Authorized 373, Issued 840 at June 30, 2012 and Authorized 1,139 Shares, Conditionally Authorized 378 Shares, Issued 765 Shares at December 31, 2011	775	769
Capital in Excess of Par Value	4,686	4,675
Treasury Shares, at Cost	(229)	(334)
Retained Earnings	3,408	4,134
Accumulated Other Comprehensive Income (Loss)	(52)	80
Weatherford Shareholders' Equity	8,588	9,324
Noncontrolling Interests	23	21
Total Shareholders' Equity	8,611	9,345
Total Liabilities and Shareholders' Equity	$21,703	$21,051

The accompanying notes are an integral part of these condensed consolidated financial statements.

WEATHERFORD INTERNATIONAL LTD. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)
(In millions, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011

Revenues:
Products	$1,510	$1,152	$2,922	$2,216
Services	2,237	1,900	4,416	3,692
	3,747	3,052	7,338	5,908

Costs and Expenses:
Cost of Products	1,153	874	2,206	1,666
Cost of Services	1,818	1,395	3,465	2,736
Research and Development	64	62	126	122
Selling, General and Administrative Attributable to Segments	408	384	780	768
Corporate, General and Administrative	71	45	158	115
Goodwill and Equity Investment Impairment	793	—	793	—
Sanctioned Countries	100	—	100	—
Gain on Sale of Business	(28)	—	(28)	—
	4,379	2,760	7,600	5,407

Operating Income (Loss)	(632)	292	(262)	501

Other Expense:
Interest Expense, Net	(121)	(114)	(233)	(226)
Other, Net	(27)	(22)	(45)	(41)

Income (Loss) Before Income Taxes	(780)	156	(540)	234
Provision for Income Taxes	(63)	(100)	(173)	(146)
Net Income (Loss)	(843)	56	(713)	88

Net Income Attributable to Noncontrolling Interests	(6)	(5)	(13)	(7)

Net Income (Loss) Attributable to Weatherford	$(849)	$51	$(726)	$81

Earnings (Loss) Per Share Attributable to Weatherford:
Basic	$(1.11)	$0.07	$(0.95)	$0.11
Diluted	$(1.11)	$0.07	$(0.95)	$0.11

Weighted Average Shares Outstanding:
Basic	765	751	763	749
Diluted	765	758	763	758

The accompanying notes are an integral part of these condensed consolidated financial statements.

WEATHERFORD INTERNATIONAL LTD. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(UNAUDITED)
(In millions)

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011

Net Income (Loss)	$(843)	$56	$(713)	$88

Other Comprehensive Income (Loss):
Foreign Currency Translation Adjustment	(316)	15	(133)	197
Amortization of Pension Components	—	—	1	1
Other Comprehensive Income (Loss)	(316)	15	(132)	198

Comprehensive Income (Loss)	(1,159)	71	(845)	286
Comprehensive Income Attributable to Noncontrolling Interests	(6)	(5)	(13)	(7)
Comprehensive Income (Loss) Attributable to Weatherford	$(1,165)	$66	$(858)	$279

The accompanying notes are an integral part of these condensed consolidated financial statements.

WEATHERFORD INTERNATIONAL LTD. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(In millions)

	Six Months Ended June 30,
	2012	2011

Cash Flows from Operating Activities:
Net Income (Loss)	$(713)	$88
Adjustments to Reconcile Net Income (Loss) to Net Cash Provided (Used) by Operating Activities:
Goodwill and Equity Investment Impairment	793	—
Depreciation and Amortization	610	561
Employee Share-Based Compensation Expense	37	48
Deferred Income Tax Provision (Benefit)	40	(103)
(Gain) Loss on Sale of Assets and Businesses, Net	(19)	8
Other, Net	44	(3)
Change in Operating Assets and Liabilities, Net of Effect of Businesses Acquired and Sold
Accounts Receivable	(380)	(321)
Inventories	(374)	(319)
Other Current Assets	(206)	(124)
Accounts Payable	63	160
Other Current Liabilities	327	161
Other	63	(66)
Net Cash Provided by Operating Activities	285	90

Cash Flows from Investing Activities:
Capital Expenditures for Property, Plant and Equipment	(1,098)	(743)
Acquisitions of Businesses, Net of Cash Acquired	(156)	(47)
Acquisition of Intellectual Property	(6)	(4)
Acquisition of Equity Investments in Unconsolidated Affiliates	(8)	(7)
Proceeds from Sale of Assets and Businesses, Net	16	15
Net Cash Used by Investing Activities	(1,252)	(786)

Cash Flows from Financing Activities:
Borrowings of Long-term Debt, Net	1,013	3
Borrowings (Repayments) of Short-term Debt, Net	(86)	601
Proceeds from Exercise of Warrants	65	—
Other Financing Activities	(12)	1
Net Cash Provided by Financing Activities	980	605

Effect of Exchange Rate Changes on Cash and Cash Equivalents	(3)	5

Net Increase (Decrease) in Cash and Cash Equivalents	10	(86)
Cash and Cash Equivalents at Beginning of Period	371	416
Cash and Cash Equivalents at End of Period	$381	$330

Supplemental Cash Flow Information:
Interest Paid.	$224	$234
Income Taxes Paid, Net of Refunds	244	135

The accompanying notes are an integral part of these condensed consolidated financial statements.

WEATHERFORD INTERNATIONAL LTD. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

1.	General
The accompanying unaudited condensed consolidated financial statements of Weatherford International Ltd.  (the "Company") are prepared in accordance with U.S. generally accepted accounting principles and include all adjustments of a normal recurring nature which, in the opinion of management, are necessary to present fairly our Condensed Consolidated Balance Sheet at June 30, 2012, Condensed Consolidated Statements of Operations, Condensed Consolidated Statements of Comprehensive Income and Condensed Consolidated Statements of Cash Flows for the three and six months ended June 30, 2012 and 2011. When referring to "Weatherford" and using phrases such as "we", "us", and "our", the intent is to refer to Weatherford International Ltd., a Swiss joint-stock company, and its subsidiaries as a whole or on a regional basis, depending on the context in which the statements are made.
 Although we believe the disclosures in these financial statements are adequate to make the interim information presented not misleading, certain information relating to our organization and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles have been condensed or omitted in this Form 10-Q pursuant to U.S. Securities and Exchange Commission ("SEC") rules and regulations.  These financial statements should be read in conjunction with the audited consolidated financial statements for the year ended December 31, 2011 in our Annual Report on Form 10-K/A.  The results of operations for the three and six months ended June 30, 2012 are not necessarily indicative of the results expected for the year ending December 31, 2012.
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
Prior Restatements
We identified a material weakness in our internal controls over the accounting for income taxes during 2010 and 2011 that resulted in material errors in our income tax accounts. The correction of these errors resulted in the restatement of our previously reported financial statements for the years ended December 31, 2009 and 2008, and our condensed consolidated financial statements for each quarter within 2010 and 2009 (the "2010 restatement") and for the years ended December 31, 2010 and 2009 and our condensed consolidated financial statements for each quarter within 2011 and 2010 (the "2011 restatement").  During 2012, in connection with the preparation of our first and second quarter financial statements and our ongoing income tax remediation activities, we identified additional errors related to prior years.  Due to the continued accumulation of these errors, the Audit Committee of our Board of Directors concluded, on July 24, 2012, that investors should no longer rely upon our previously issued financial statements.  Management determined that the Company would delay filing restated financial statements for 2011 and the first quarter of 2012, as well as interim financial statements for the second and third quarters of 2012, until significant procedures and reviews of our accounting for income taxes were performed. As a result of these additional procedures, we identified additional errors across multiple jurisdictions resulting in further restatement of our previously issued financial statements for the years ended December 31, 2011, 2010 and 2009 and our condensed consolidated financial statements for the first quarter of 2012 and each quarter within 2011 and 2010 (the "2012 restatement").  Prior to filing this Quarterly Report on Form 10-Q for the quarter ended June 30, 2012, we filed an amended Annual Report on Form 10-K/A for the year ended December 31, 2011 and an amended Quarterly Report on Form 10-Q/A for the quarter ended March  31, 2012 to reflect the 2012 restatement.

We have also restated our previously issued financial statements for the three months ended March 31, 2012 to correct errors in revenue and operating income associated with the early produciton facility construction contract discussed in Note 3. Under the accounting guidance applicable to construction-type contracts, claims arising from construction contracts that have or will be made against customers for costs incurred in excess of current contract provisions can be recognized as revenue, to the extent of cost incurred, when the contract or other evidence provides a legal basis for the claim, the additional costs were caused by circumstances that were unforeseen at the contract date and are not the result of deficiencies in our performance, claim-related costs are identifiable and considered reasonable in view of the work performed, and evidence supporting the claim is objective and verifiable. During the three months ended March 31, 2012, we included in our revenue estimates claims and unapproved change orders for the recovery of cost overruns that did not meet this recognition criteria.  In addition, we did not include in our revenue estimates liquidated damages that we are contractually obligated to pay as a result of delays in the expected completion of the project.  With the removal of these amounts from estimated revenue, estimated costs to be incurred under the contract exceed estimated revenue to be earned under contract, and therefore the anticipated loss on the contract as of March 31, 2012 should have been recorded in full during the three months ended March 31, 2012.  The correction of these errors is reflected in our amended Quarterly Report on Form 10-Q/A for the quarter ended March 31, 2012.

WEATHERFORD INTERNATIONAL LTD. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

2.	Business Combinations and Dispositions

 We have acquired businesses we feel are important to our long-term strategy.  Results of operations for acquisitions are included in the accompanying Condensed Consolidated Statements of Operations from the date of acquisition.  The balances included in the Condensed Consolidated Balance Sheets related to recent acquisitions are based on preliminary information and are subject to change when final asset valuations are obtained and potential liabilities have been evaluated.  The purchase price is allocated to the net assets acquired based upon their estimated fair values at the date of acquisition.

In May 2012, we acquired a company that designs and produces well completion tools.  As purchase consideration, we paid $28 million in cash, issued three million shares valued at approximately $39 million, settled a previously existing note receivable for $16 million and entered into a contingent consideration arrangement initially valued at approximately $11 million that will be settled in early 2015. This contingent consideration arrangement is dependent on the market price of our common stock and the resulting obligation will be marked to market in each reporting period prior to settlement. As of June 2012, the valuation of the acquired assets, liabilities and contingent consideration was not yet complete. During the six months ended June 30, 2012, we also acquired other businesses and equity investments for cash consideration of $136 million, net of cash acquired.

During the three months ended June 30, 2012, we completed the sale of our subsea controls business in exchange for an equity investment valued at $173 million in an entity that is positioned to provide complete subsea solutions to clients. We recognized a $28 million gain from the transaction.  The major classes of assets sold included $39 million of accounts receivable and other current assets, $38 million of inventories, $5 million of property plant and equipment and $74 million of goodwill.  Liabilities of $13 million were also transferred in the sale.

3.    Loss Contract
During the three and six months ended June 30, 2012, we recognized losses of $61 million ($0.08 per share) and $87 million ($0.11 per share), respectively, related to a long-term early production facility construction contract in Iraq accounted for under the percentage-of-completion method. As of June 30, 2012, we have claims against our customer of $73 million that are not included in our revenue estimates because they do not meet the criteria for recognition under the guidance applicable to construction-type contracts. Additionally, we have accrued $17 million for liquidated damages that we are contractually obligated to pay as a result of delays in the expected completion of the project.  Although we have not yet met the recognition criteria for revenue recognition, we expect to vigorously pursue collection of the claims and reduction or elimination of the liquidated damages.  Any benefits resulting from those efforts will be recognized when the criteria for revenue recognition are met.

4.    Accounts Receivable Factoring
During the six months ended June 30, 2012, a subsidiary in our Latin America segment factored approximately $51 million of accounts receivables under the program we entered into in 2010.  We received $47 million in proceeds and recognized an immaterial loss on these sales.  These transactions qualified for sale accounting under the applicable accounting standards and the proceeds received through June 30, 2012 are included in operating cash flows in our Condensed Consolidated Statement of Cash Flows.   We did not factor receivables in the six months ended June 30, 2011.

5.    Inventories

The components of inventory were as follows:
	June 30, 2012	December 31, 2011
	(In millions)

Raw materials, components and supplies	$441	$443
Work in process	181	149
Finished goods	2,777	2,566
	$3,399	$3,158

Work in process and finished goods inventories include cost of materials, labor and manufacturing overhead.
During the three months ended June 30, 2012, we recognized a charge for excess and obsolete inventory of $64 million or $0.08 per share.

WEATHERFORD INTERNATIONAL LTD. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
6.    Goodwill
We perform an impairment test for goodwill and indefinite-lived intangible assets annually as of October 1, or more frequently if indicators of potential impairment exist.  Our goodwill impairment test involves a comparison of the fair value of each of our reporting units with its carrying amount. Fair value is estimated using discounted cash flows and a discount rate based on the weighted average cost of capital of the reporting unit. Our reporting units are based on our regional structure and consist of the United States, Canada, Latin America, Europe, Sub-Sahara Africa ("SSA"), Russia, Middle East/North Africa ("MENA") and Asia Pacific.
During the three months ended June 30, 2012, there was a sustained decline in the market price of our registered shares such that our market capitalization was lower than our total shareholders' equity for an extended period.  Additionally, certain of our reporting units were not performing at the levels previously expected.  In response, we considered the associated circumstances to assess whether an event or change occurred that, more likely than not, reduced the fair value of any of our reporting units below their carrying amount.  After considering the relevant circumstances, we concluded that the decline in our market capitalization was a potential indicator of impairment and we prepared the analysis necessary to identify potential impairment through the comparison of reporting unit fair values and carrying amounts.  This "step one" analysis indicated that the goodwill attributable to our MENA and SSA reporting units was  potentially impaired.  Consequently, we performed the "step two" analysis of the goodwill impairment test, comparing the implied fair value of reporting unit goodwill with the carrying amount of that goodwill.  The "step two" analysis indicated that the goodwill for both reporting units was fully impaired and we recognized an impairment loss of $589 million, of which $512 million was attributable to MENA and $77 million to SSA. We recognized a tax benefit of $1 million for these impairment losses.
The changes in the carrying amount of goodwill by segment for the six months ended June 30, 2012, were as follows:
	North America	MENA/ Asia Pacific	Europe/ SSA/ Russia	Latin America	Total
	(In millions)

As of December 31, 2011	$2,272	$743	$1,024	$384	$4,423
Acquisitions	36	—	32	—	68
Disposals	(2)	(7)	(65)	—	(74)
Impairment loss	—	(512)	(77)	—	(589)
Purchase price and other adjustments	(18)	—	—	—	(18)
Foreign currency translation	(12)	(1)	(21)	(7)	(41)
As of June 30, 2012	$2,276	$223	$893	$377	$3,769

7.    Equity Investments
In connection with our goodwill impairment test, we prepared an analysis to determine the fair value of our equity investments in less than majority owned entities. Upon completion of this valuation, we determined that the fair value attributable to certain equity investments was significantly below our carrying value for these investments. We assessed these declines in value as other than temporary and recognized an impairment loss of $204 million, with no corresponding tax benefit.

8.    Short-term Borrowings and Current Portion of Long-term Debt
The components of short-term borrowings were as follows:
	June 30, 2012	December 31, 2011
	(In millions)

Commercial paper	$912	$997
Other short-term bank loans	12	14
Total short-term borrowings	924	1,011
Current portion of long-term debt	339	309
Short-term borrowings and current portion of long-term debt	$1,263	$1,320

We maintain a $2.25 billion unsecured, revolving credit agreement (the "Credit Agreement") with JPMorgan Chase Bank, N.A., as administrative agent.  The Credit Agreement has a scheduled maturity date of July 13, 2016, and can be used for a combination of borrowings, support for our commercial paper program and issuances of letters of credit.  This agreement requires us to maintain a debt-to-capitalization ratio of less than 60% and it limits our total debt to $10 billion while our financial reporting is not current.  We are in compliance with these covenants at June 30, 2012.

WEATHERFORD INTERNATIONAL LTD. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

On April 16, 2012, we increased the size of our commercial paper program to $2.25 billion from $1.5 billion.  From time to time, we use the commercial paper program to issue short-term, unsecured notes.  Our commercial paper issuances are supported by the Credit Agreement. At June 30, 2012, our borrowings under our commercial paper program had a weighted average interest rate of 0.61% and there were $86 million in outstanding letters of credit under the Credit Agreement.

We have short-term borrowings with various domestic and international institutions pursuant to uncommitted facilities.  At June 30, 2012, we had $12 million in short-term borrowings under these arrangements with a weighted average interest rate of 6.2%.  In addition, we had $538 million of letters of credit under various uncommitted facilities and $99 million of performance bonds issued by financial sureties against an indemnification from us at June 30, 2012.

The carrying value of our short-term borrowings approximates their fair value as of June 30, 2012.  The current portion of long-term debt at June 30, 2012 includes $296 million of 5.15% Senior Notes due March 2013 and other long-term debt of $43 million.
On April 4, 2012, we completed a $1.3 billion long-term debt offering comprised of (1) $750 million of 4.5% Senior Notes due 2022 and (2) $550 million of 5.95% Senior Notes due 2042. The net proceeds from this offering were used to repay short-term indebtedness under our commercial paper program and for general corporate purposes.
9.  Fair Value of Financial Instruments
Financial Instruments Measured and Recognized at Fair Value

We estimate fair value at a price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants in the principal market for the asset or liability.  Our valuation techniques require inputs that we categorize using a three level hierarchy, from highest to lowest level of observable inputs.  Level 1 inputs are unadjusted quoted prices in active markets for identical assets or liabilities. Level 2 inputs are quoted prices or other market data for similar assets and liabilities in active markets, or inputs that are observable for the asset or liability, either directly or indirectly through market corroboration, for substantially the full term of the financial instrument. Level 3 inputs are unobservable inputs based upon our own judgment and assumptions used to measure assets and liabilities at fair value. Classification of a financial asset or liability within the hierarchy is determined based on the lowest level of input that is significant to the fair value measurement.  Other than disclosed below under derivative instruments, we had no assets or liabilities measured and recognized at fair value on a recurring basis at June 30, 2012 and December 31, 2011.

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

The fair value and carrying value of our long-term debt and current portion of long-term debt is as follows:

	June 30, 2012	December 31, 2011
	(In millions)

Fair value	$8,312	$7,270
Carrying value	7,650	6,595

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
In July 2011, we entered into interest rate swap agreements to pay a variable interest rate and receive a fixed interest rate with an aggregate notional amount of $300 million.  These swaps were designated as fair value hedges of our 6.35% Senior Notes due 2017.  In June 2012 these swaps were terminated. As a result of these terminations, we received a cash settlement of $18 million.  The gain associated with these interest rate swap terminations was deferred and is being amortized over the remaining term of our 6.35% Senior Notes as a reduction in interest expense.

As of June 30, 2012, including the gain discussed above, we had net unamortized gains of $57 million associated with interest rate swap terminations.  These gains are being amortized over the remaining terms of the originally hedged debt as a reduction in interest expense.

Cash Flow Hedges
In 2008, we entered into interest rate derivative instruments to hedge projected exposures to interest rates in anticipation of a debt offering.  Those hedges were terminated at the time of the issuance of the debt, and the loss on these hedges is being amortized from Accumulated Other Comprehensive Income (Loss) into interest expense over the remaining term of the debt.  As of June 30, 2012, we had net unamortized losses of $12 million associated with our cash flow hedge terminations.
Other Derivative Instruments
As of June 30, 2012, we had foreign currency forward contracts with notional amounts aggregating to $828 million. These contracts were entered into to hedge exposure to currency fluctuations in various foreign currencies.  The total estimated fair value of these contracts and amounts receivable or owed associated with closed contracts resulted in a net asset of approximately $7 million.  These derivative instruments were not designated as hedges and the changes in fair value of the contracts are recorded each period in Other, Net in the accompanying Condensed Consolidated Statements of Operations.
We have cross-currency swaps between the U.S. dollar and Canadian dollar to hedge certain exposures to the Canadian dollar.  At June 30, 2012, we had notional amounts outstanding of $168 million.  The total estimated fair value of these contracts at June 30, 2012, resulted in a liability of $26 million. These derivative instruments were not designated as hedges and the changes in fair value of the contracts are recorded each period in Other, Net in the accompanying Condensed Consolidated Statements of Operations.

WEATHERFORD INTERNATIONAL LTD. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The fair values of outstanding derivative instruments are summarized as follows:
	June 30, 2012	December 31, 2011	Classifications
	(In millions)

Derivative assets designated as hedges:
Interest rate swaps	$—	$13	Other Assets
Derivative assets not designated as hedges: Foreign currency forward contracts	17	20	Other Current Assets
Derivative liabilities not designated as hedges: Foreign currency forward contracts	10	8	Other Current Liabilities
Interest rate locks	—	9	Other Current Liabilities
Cross-currency swap contracts	26	27	Other Liabilities

WEATHERFORD INTERNATIONAL LTD. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

11.    Shareholders' Equity

The following summarizes our shareholders' equity activity for the six months ended June 30, 2012 and 2011:

	Issued Shares	Capital In Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Shares	Noncontrolling Interests	Total Shareholders' Equity
				(In millions)

Balance at December 31, 2010	$761	$4,617	$3,949	$202	$(478)	$67	$9,118

Net Income	—	—	81	—	—	7	88
Other Comprehensive Income	—	—	—	198	—	—	198
Dividends Paid to Noncontrolling Interests	—	—	—	—	—	(14)	(14)
Shares Issued for Acquisitions	—	(6)	—	—	65	—	59
Equity Awards Granted, Vested and Exercised	—	(8)	—	—	44	—	36
Other	2	(2)	1	—	—	2	3
Balance at June 30, 2011	$763	$4,601	$4,031	$400	$(369)	$62	$9,488

Balance at December 31, 2011	$769	$4,675	$4,134	$80	$(334)	$21	$9,345

Net Income (Loss)	—	—	(726)	—	—	13	(713)
Other Comprehensive Loss	—	—	—	(132)	—	—	(132)
Dividends Paid to Noncontrolling Interests	—	—	—	—	—	(11)	(11)
Shares Issued for Acquisitions	—	(27)	—	—	66	—	39
Equity Awards Granted, Vested and Exercised	—	(20)	—	—	39	—	19
Other	6	58	—	—	—	—	64
Balance at June 30, 2012	$775	$4,686	$3,408	$(52)	$(229)	$23	$8,611

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

Effective May 23, 2012, we issued 70 million registered shares to one of our subsidiaries in an internal restructuring of certain of the Company's assets.  These shares are held as treasury shares as of June 30, 2012.

12.    Earnings Per Share
Basic earnings per share for all periods presented equals net income divided by the weighted average number of our shares outstanding during the period.  Diluted earnings per share is computed by dividing net income by the weighted average number of our shares outstanding during the period, adjusted for the dilutive effect of our stock options, restricted shares, performance units and warrants.  Our diluted earnings per share calculation excludes three million potential shares for both the three and six months ended June 30, 2012, and three million and two million potential shares for the three and six months ended June 30, 2011, due to their anti-dilutive effect. Our diluted earnings per share calculation for the three and six months ended June 30, 2012 also excludes four million potential shares that would have been included if we had net income for that period, but are excluded as we had a net loss and their inclusion would have been anti-dilutive.

WEATHERFORD INTERNATIONAL LTD. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The following reconciles basic and diluted weighted average of shares outstanding:
	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
		(In millions)
Basic weighted average shares outstanding	765	751	763	749
Dilutive effect of:
Stock options, restricted shares and performance units	—	5	—	6
Warrants	—	2	—	3
Diluted weighted average shares outstanding	765	758	763	758

13.	Share-Based Compensation
We recognized the following employee share-based compensation expense during the three and six months ended June 30, 2012 and 2011:

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
		(In millions)

Share-based compensation	$15	$25	$37	$48
Related tax benefit	5	9	13	17

During the six months ended June 30, 2012, we issued approximately one million performance units, which will vest with continued employment and if the Company meets certain market-based performance goals. The performance units have a weighted-average grant date fair value of $21.52 per share based on the Monte Carlo simulation method.  As of June 30, 2012, there was $31 million of unrecognized compensation related to our performance units.  This cost is expected to be recognized over a weighted average period of two years.
During the six months ended June 30, 2012, we also granted one million restricted share awards at a weighted average grant date fair value of $15.00 per share.  As of June 30, 2012, there was $73 million of unrecognized compensation cost related to all of our unvested restricted share grants. This cost is expected to be recognized over a weighted average period of two years.
During the three months ended June 30, 2012, our Executive Deferred Compensation Stock Ownership Plan ("EDC") was terminated, resulting in a partial distribution of vested balances under the plan. This plan contains fully paid and vested shares of the Company held in employee participant accounts. Our EDC plan was frozen in 2008, and no further benefits have accrued to participants in the plan since then. These shares were purchased in prior years using compensation deferred in prior years by participants and previously matched by the Company. Shares that were not distributed on termination will be distributed to each participant in 2017 or upon his or her earlier departure from the Company.

WEATHERFORD INTERNATIONAL LTD. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

14.    Segment Information
Financial information by segment is summarized below.  Revenues are attributable to countries based on the ultimate destination of the sale of products or performance of services.
	Three Months Ended June 30, 2012
	Net Operating Revenues	Income from Operations (c)	Depreciation and Amortization
	(In millions)

North America	$1,663	$226	$101
MENA/Asia Pacific	649	(38)	85
Europe/SSA/Russia	653	102	60
Latin America	782	90	59
	3,747	380	305
Corporate and Research and Development	—	(113)	6
Goodwill and Equity Investment Impairment	—	(793)	—
Other (a)	—	(106)	—
Total	$3,747	$(632)	$311

	Three Months Ended June 30, 2011
	Net Operating Revenues	Income from Operations	Depreciation and Amortization
	(In millions)

North America	$1,344	$244	$88
MENA/Asia Pacific	617	33	83
Europe/SSA/Russia	593	87	58
Latin America	498	50	49
	3,052	414	278
Corporate and Research and Development	—	(103)	5
Other (b)	—	(19)	—
Total	$3,052	$292	$283

(a)	The three months ended June 30, 2012 includes $23 million for severance, exit and other costs, a $100 million accrual for a loss contingency related to sanctioned country matters, income tax restatement and material weakness remediation expenses of $11 million and an offsetting gain of $28 million related to the sale of our subsea controls business.

(b)	The three months ended June 30, 2011 includes $16 million for severance and exit costs and $3 million for legal and professional fees incurred in connection with our on-going investigations.
(c)	During the three months ended June 30, 2012, we recognized a charge for excess and obsolete inventory of $64 million attributable to each reporting segment as follows: $22 million for North America, $14 million for MENA/Asia Pacific, $20 million for Europe/SSA/Russia and $8 million for Latin America.

WEATHERFORD INTERNATIONAL LTD. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

	Six Months Ended June 30, 2012
	Net Operating Revenues	Income From Operations (c)	Depreciation and Amortization
	(In millions)

North America	$3,417	$584	$196
MENA/Asia Pacific	1,244	(16)	168
Europe/SSA/Russia	1,224	168	121
Latin America	1,453	173	114
	7,338	909	599
Corporate and Research and Development	—	(225)	11
Goodwill and Equity Investment Impairment	—	(793)	—
Other (a)	—	(153)	—
Total	$7,338	$(262)	$610

	Six Months Ended June 30, 2011
	Net Operating Revenues	Income From Operations	Depreciation and Amortization
	(In millions)

North America	$2,704	$526	$176
MENA/Asia Pacific	1,193	42	165
Europe/SSA/Russia	1,103	126	115
Latin America	908	70	95
	5,908	764	551
Corporate and Research and Development	—	(223)	10
Other (b)	—	(40)	—
Total	$5,908	$501	$561

(a)	The six months ended June 30, 2012 includes $53 million for severance, exit and other costs, a $100 million accrual for a loss contingency related to sanctioned country matters, $3 million in legal and professional fees incurred in connection with our on-going investigations, income tax restatement and material weakness remediation expenses of $25 million and an offsetting gain of $28 million related to the sale of our subsea controls business.

(b)	The six months ended June 30, 2011 includes $27 million for severance and exit costs, $9 million in connection with the termination of a corporate consulting contract, and $4 million for legal and professional fees incurred in connection with our on-going investigations.
(c)	During the six months ended June 30, 2012, we recognized a charge for excess and obsolete inventory of $64 million attributable to each reporting segment as follows: $22 million for North America, $14 million for MENA/Asia Pacific, $20 million for Europe/SSA/Russia and $8 million for Latin America.
Early in 2011, our operations in Libya were disrupted by civil unrest. Most employees were evacuated and steps were taken to safeguard assets within the country. Due to the on-going hostilities, we were unable to physically verify the existence or condition of the majority of our assets in country for most of 2011 and the information available to us about those assets evolved during the year. Additionally, due to international sanctions against all entities affiliated with the Libyan government, we were unable to pursue collections of accounts receivable from a significant portion of our Libyan customers. In the fourth quarter of 2011, hostilities subsided and limited company personnel were able to re-enter the country. Additionally, we were able to engage in discussions with our customers. Following an examination of our Libyan assets and evaluation of our accounts receivable from Libyan customers, we recognized an expense of $59 million primarily to establish a reserve for receivables, machinery and equipment and inventory in Libya. Our operations in Libya have not resumed and we are not able to predict when they will resume. Given our evacuation from the country, it may be difficult, if not impossible, for us to safeguard and recover all of our operating assets; our ability to do so will depend on the local turn of events. At June 30, 2012, we had inventory and property, plant and equipment in Libya with a carrying value of $113 million, as well as $3 million of accounts receivable. We risk loss of assets in any location where hostilities arise and persist. In these areas we also may not be able to perform the work we are contracted to perform, which could lead to forfeiture of performance bonds.

WEATHERFORD INTERNATIONAL LTD. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

15.  Disputes, Litigation and Contingencies
U.S. Government and Internal Investigations
We are currently involved in government and internal investigations.
The U.S. Department of Commerce, Bureau of Industry & Security, Office of Foreign Assets Control ("OFAC"), Department of Justice ("DOJ") and SEC have undertaken investigations of allegations of improper sales of products and services by the Company and its subsidiaries in certain sanctioned countries. We have cooperated fully with these investigations and have retained legal counsel, reporting to our Audit Committee, to investigate these matters.

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

We have been in negotiations with the government agencies to resolve the investigation into alleged violations of the trade sanctions laws for more than a year, and these negotiations have advanced significantly.  During the quarter ended June 30, 2012, the negotiations progressed to a point where we recognized a liability for a loss contingency that we believe is probable and for which a reasonable estimate can be made. The Company estimates that the most likely amount of this loss is $100 million, although the actual amount could be greater or less, and the timing of the payment cannot yet be determined. The Company has therefore recognized a $100 million loss contingency, wiht no corresponding tax benefit, in the quarter ended June 30, 2012 as our best estimate for the potential settlement of the sanctioned country matters.  However, uncertainties remain and therefore an exposure to loss may exist in excess of the amount accrued, pending the ultimate resolution of the investigation, and we may ultimately not reach a final settlement with the government and may proceed to litigation.  As part of any potential resolution with the government, the DOJ may seek to impose modifications to business practices that decrease our business and modifications to the Company's compliance programs, which may increase compliance costs.

Until 2003, we participated in the United Nations oil-for-food program governing sales of goods and services into Iraq. The DOJ and SEC have undertaken investigations of our participation in the oil-for-food program and have subpoenaed certain documents in connection with these investigations.  We have cooperated fully with these investigations. We have retained legal counsel, reporting to our Audit Committee, to investigate this matter. We are in negotiations with the government agencies to resolve these matters, but we cannot yet anticipate the timing, outcome or possible impact of the ultimate resolution of the investigations, financial or otherwise.

The DOJ and SEC are also investigating our compliance with the Foreign Corrupt Practices Act ("FCPA") and other laws worldwide. We have retained legal counsel, reporting to our Audit Committee, to investigate these matters and we are cooperating fully with the DOJ and SEC.  As part of our internal investigations, we have uncovered potential violations of U.S. law in connection with activities in several jurisdictions.  We have been in negotiations with the government agencies to resolve these matters for more than a year, but we cannot yet anticipate the timing, outcome or possible impact of the ultimate resolution of the investigations, financial or otherwise.

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

WEATHERFORD INTERNATIONAL LTD. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

To the extent we violated trade sanctions laws, the FCPA, or other laws or regulations, fines and other penalties may be imposed.  Because these matters are now pending before the indicated agencies, there is uncertainty as to the ultimate amount of any penalties we may pay.  We have not yet recognized a loss contingency related to the matters other than trade sanction laws, as we have not concluded that there are related losses that we believe are probable and for which a reasonable estimate can be made. However, there can be no assurance that actual fines or penalties, if any, will not have a material adverse effect on our business, financial condition, liquidity or results of operations.

In addition, the SEC and the DOJ are investigating the circumstances surrounding the material weakness in the Company's internal controls over financial reporting for income taxes that was disclosed on Forms 12b-25 and 8-K on March 1, 2011 and February 21, 2012, respectively, and the related restatements of our historical financial statements.  We are cooperating fully with the government investigation.

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
We were not designated as a "Responsible Party," as that term is defined by OPA.  Therefore, we were not charged with responsibility for cleaning up the oil released from the Macondo well or handling any claims.  A Responsible Party may make a claim for contribution against any other party it alleges contributed to the oil spill.  Since we have not been named a Responsible Party, we sought to be dismissed from any and all OPA-related claims.
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

Additionally, we are aware of various disputes and potential claims and are a party in various litigation involving claims against us, some of which are covered by insurance.  For claims, disputes and pending litigation in which we believe a negative outcome is probable and a loss can be reasonably estimated, we have recorded a liability for the expected loss.  These liabilities are immaterial to our financial condition and results of operations.  In addition we have certain claims, disputes and pending litigation in which we do not believe a negative outcome is probable or for which we can only estimate a range of liability.  If one or more negative outcomes were to occur, the impact to our financial condition could be as high as $20 million.
16.	New Accounting Pronouncements
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
17.	Subsequent Events
In August 2012, as a result of the delay in filing our second quarter report on Form 10-Q and potential delay in filing our third quarter report on Form 10-Q, we sought consents from the holders of our Senior Notes to extend the due date under the Senior Note indentures for providing our Form 10-Q filings to no later than March 31, 2013. We received sufficient consents to apply this extension to all series of our publicly traded Senior Notes.  We also obtained waivers of the financial reporting requirement under our Credit Facility for providing our Form 10-Q filings to no later than March 19, 2013. We paid approximately $30 million in connection with the consent solicitation and waivers, including other associated costs.
18.  Condensed Consolidating Financial Statements
A Swiss joint-stock company named Weatherford International Ltd. is the ultimate parent of the Weatherford group ("Weatherford Switzerland" or "Parent").  The Parent guarantees the obligations of Weatherford International Ltd., which is incorporated in Bermuda ("Weatherford Bermuda") and Weatherford International, Inc., which is incorporated in Delaware ("Weatherford Delaware"), noted below.
The following obligations of Weatherford Delaware were guaranteed by Weatherford Bermuda at June 30, 2012 and December 31, 2011: (1) the 5.95% Senior Notes, (2) the 6.35% Senior Notes and (3) the 6.80% Senior Notes.
The following obligations of Weatherford Bermuda were guaranteed by Weatherford Delaware at June 30, 2012: (1) the revolving credit facility, (2) the 4.95% Senior Notes, (3) the 5.50% Senior Notes, (4) the 6.50% Senior Notes, (5) the 5.15% Senior Notes, (6) the 6.00% Senior Notes, (7) the 7.00% Senior Notes, (8) the 9.625% Senior Notes, (9) the 9.875% Senior Notes, (10) the 5.125% Senior Notes, (11) the 6.75% Senior Notes, (12) the 4.50% Senior Notes and (13) the 5.95% Senior Notes due 2042.
The following obligations of Weatherford Bermuda were guaranteed by Weatherford Delaware December 31, 2011: (1) the revolving credit facility, (2) the 4.95% Senior Notes, (3) the 5.50% Senior Notes, (4) the 6.50% Senior Notes, (5) the 5.15% Senior Notes, (6) the 6.00% Senior Notes, (7) the 7.00% Senior Notes, (8) the 9.625% Senior Notes, (9) the 9.875% Senior Notes, (10) the 5.125% Senior Notes and  (11) the 6.75% Senior Notes.
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

WEATHERFORD INTERNATIONAL LTD. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
Condensed Consolidating Balance Sheet
June 30, 2012
(Unaudited)
(In millions)

	Weatherford Switzerland	Weatherford Bermuda	Weatherford Delaware	Other Subsidiaries	Eliminations	Consolidation

Current Assets:
Cash and Cash Equivalents	$—	$—	$3	$378	$—	$381
Other Current Assets	6	18	249	7,953	(106)	8,120
Total Current Assets	6	18	252	8,331	(106)	8,501

Equity Investments in Affiliates	8,153	14,911	7,576	11,903	(42,543)	—
Shares Held in Parent	—	—	9	220	(229)	—
Intercompany Receivables, Net	540	2,254	—	—	(2,794)	—
Other Non-current Assets	18	47	40	13,097	—	13,202
Total Assets	$8,717	$17,230	$7,877	$33,551	$(45,672)	$21,703

Current Liabilities:
Short-term Borrowings and Current Portion of Long-term Debt	$—	$1,214	$22	$27	$—	$1,263
Accounts Payable and Other Current Liabilities	116	138	—	3,183	(106)	3,331
Total Current Liabilities	116	1,352	22	3,210	(106)	4,594

Long-term Debt	—	6,161	1,035	115	—	7,311
Intercompany Payables, Net	—	—	350	2,442	(2,792)	—
Other Non-current Liabilities	13	82	2	1,090	—	1,187
Total Liabilities	129	7,595	1,409	6,857	(2,898)	13,092

Weatherford Shareholders' Equity	8,588	9,635	6,468	26,671	(42,774)	8,588
Noncontrolling Interests	—	—	—	23	—	23
Total Liabilities and Shareholders' Equity	$8,717	$17,230	$7,877	$33,551	$(45,672)	$21,703

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

WEATHERFORD INTERNATIONAL LTD. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
Condensed Consolidating Statements of Comprehensive Income
Three Months Ended June 30, 2012
(Unaudited)
(In millions)

	Weatherford Switzerland	Weatherford Bermuda	Weatherford Delaware	Other Subsidiaries	Eliminations	Consolidation

Revenues	$—	$—	$—	$3,747	$—	$3,747
Costs and Expenses	(110)	—	—	(4,269)	—	(4,379)
Operating Income (Loss)	(110)	—	—	(522)	—	(632)

Other Income (Expense):
Interest Expense, Net	—	(101)	(17)	(3)	—	(121)
Intercompany Charges, Net	(27)	7	(52)	72	—	—
Equity in Subsidiary Income (Loss)	(711)	(785)	(447)	—	1,943	—
Other, Net	(1)	55	(1)	(80)	—	(27)
Income (Loss) Before Income Taxes	(849)	(824)	(517)	(533)	1,943	(780)
(Provision) Benefit for Income Taxes	—	—	25	(88)	—	(63)
Net Income (Loss)	(849)	(824)	(492)	(621)	1,943	(843)
Noncontrolling Interests	—	—	—	(6)	—	(6)
Net Income (Loss) Attributable to Weatherford	$(849)	$(824)	$(492)	$(627)	$1,943	$(849)
Comprehensive Income (Loss) Attributable to Weatherford	$(849)	$(824)	$(492)	$(943)	$1,943	$(1,165)

Condensed Consolidating Statements of Comprehensive Income
Three Months Ended June 30, 2011
(Unaudited)
(In millions)

	Weatherford Switzerland	Weatherford Bermuda	Weatherford Delaware	Other Subsidiaries	Eliminations	Consolidation

Revenues	$—	$—	$—	$3,052	$—	$3,052
Costs and Expenses	(10)	(1)	(1)	(2,748)	—	(2,760)
Operating Income (Loss)	(10)	(1)	(1)	304	—	292

Other Income (Expense):
Interest Expense, Net	—	(87)	(24)	(3)	—	(114)
Intercompany Charges, Net	(28)	2	(37)	63	—	—
Equity in Subsidiary Income (Loss)	89	95	261	—	(445)	—
Other, Net	—	(32)	—	10	—	(22)
Income (Loss) from Before Income Taxes	51	(23)	199	374	(445)	156
(Provision) Benefit for Income Taxes	—	—	(23)	(77)	—	(100)
Net Income (Loss)	51	(23)	176	297	(445)	56
Noncontrolling Interests	—	—	—	(5)	—	(5)
Net Income (Loss) Attributable to Weatherford	$51	$(23)	$176	$292	$(445)	$51
Comprehensive Income (Loss) Attributable to Weatherford	$51	$(23)	$176	$307	$(445)	$66

WEATHERFORD INTERNATIONAL LTD. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
Condensed Consolidating Statements of Income
Six Months Ended June 30, 2012
(Unaudited)
(In millions)

	Weatherford Switzerland	Weatherford Bermuda	Weatherford Delaware	Other Subsidiaries	Eliminations	Consolidation

Revenues	$—	$—	$—	$7,338	$—	$7,338
Costs and Expenses	(126)	(1)	(1)	(7,472)	—	(7,600)
Operating Income (Loss)	(126)	(1)	(1)	(134)	—	(262)

Other Income (Expense):
Interest Expense, Net	—	(190)	(36)	(7)	—	(233)
Intercompany Charges, Net	(27)	15	(27)	39	—	—
Equity in Subsidiary Income (Loss)	(572)	(524)	(193)	—	1,289	—
Other, Net	(1)	20	(1)	(63)	—	(45)
Income (Loss) Before Income Taxes	(726)	(680)	(258)	(165)	1,289	(540)
(Provision) Benefit for Income Taxes	—	—	23	(196)	—	(173)
Net Income (Loss)	(726)	(680)	(235)	(361)	1,289	(713)
Noncontrolling Interests	—	—	—	(13)	—	(13)
Net Income (Loss) Attributable to Weatherford	$(726)	$(680)	$(235)	$(374)	$1,289	$(726)
Comprehensive Income (Loss) Attributable to Weatherford	$(726)	$(680)	$(235)	$(506)	$1,289	$(858)

Condensed Consolidating Statements of Income
Six Months Ended June 30, 2011
(Unaudited)
(In millions)

	Weatherford Switzerland	Weatherford Bermuda	Weatherford Delaware	Other Subsidiaries	Eliminations	Consolidation

Revenues	$—	$—	$—	$5,908	$—	$5,908
Costs and Expenses	(31)	(2)	(2)	(5,372)	—	(5,407)
Operating Income (Loss)	(31)	(2)	(2)	536	—	501

Other Income (Expense):
Interest Expense, Net	—	(174)	(47)	(5)	—	(226)
Intercompany Charges, Net	(28)	2	(4)	30	—	—
Equity in Subsidiary Income (Loss)	140	298	456	—	(894)	—
Other, Net	—	(81)	—	40	—	(41)
Income (Loss) Before Income Taxes	81	43	403	601	(894)	234
(Provision) Benefit for Income Taxes	—	—	(20)	(126)	—	(146)
Net Income (Loss)	81	43	383	475	(894)	88
Noncontrolling Interests	—	—	—	(7)	—	(7)
Net Income (Loss) Attributable to Weatherford	$81	$43	$383	$468	$(894)	$81
Comprehensive Income (Loss) Attributable to Weatherford	$81	$43	$383	$666	$(894)	$279

WEATHERFORD INTERNATIONAL LTD. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
Condensed Consolidating Statement of Cash Flows
Six Months Ended June 30, 2012
(Unaudited)
(In millions)

	Weatherford Switzerland	Weatherford Bermuda	Weatherford Delaware	Other Subsidiaries	Eliminations	Consolidation

Cash Flows from Operating Activities:
Net Income (Loss)	$(726)	$(680)	$(235)	$(361)	$1,289	$(713)
Adjustments to Reconcile Net Income (Loss) to Net Cash Provided (Used) by Operating Activities:
Charges from Parent or Subsidiary	27	(15)	27	(39)	—	—
Equity in (Earnings) Loss of Affiliates	572	524	193	—	(1,289)	—
Deferred Income Tax Benefit (Provision)	—	—	(31)	71	—	40
Other Adjustments	80	(67)	268	677	—	958
Net Cash Provided (Used) by Operating Activities	(47)	(238)	222	348	—	285

Cash Flows from Investing Activities:
Capital Expenditures for Property, Plant and Equipment	—	—	—	(1,098)	—	(1,098)
Acquisitions of Businesses, Net of Cash Acquired	(29)	—	—	(127)	—	(156)
Acquisition of Intellectual Property	—	—	—	(6)	—	(6)
Acquisition of Equity Investments in Unconsolidated Affiliates	—	—	—	(8)	—	(8)
Proceeds from Sale of Assets and Businesses, Net	—	—	—	16	—	16
Capital Contribution to Subsidiary	29	—	(118)	118	(29)	—
Other Investing Activities	—	—	—	—	—	—
Net Cash Used by Investing Activities	—	—	(118)	(1,105)	(29)	(1,252)

Cash Flows from Financing Activities:
Borrowings (Repayments) Short-term Debt, Net	—	(85)	—	(1)	—	(86)
Borrowings (Repayments) Long-term Debt, Net	—	1,295	(10)	(272)	—	1,013
Borrowings (Repayments) Between Subsidiaries, Net	47	(972)	(91)	1,016	—	—
Proceeds from Capital Contribution	—	—	—	(29)	29	—
Other, Net	—	—	—	53	—	53
Net Cash Provided (Used) by Financing Activities	47	238	(101)	767	29	980

Effect of Exchange Rate Changes on Cash and Cash Equivalents	—	—	—	(3)	—	(3)

Net Increase in Cash and Cash Equivalents	—	—	3	7	—	10
Cash and Cash Equivalents at Beginning of Year	—	—	—	371	—	371
Cash and Cash Equivalents at End of Year	$—	$—	$3	$378	$—	$381

WEATHERFORD INTERNATIONAL LTD. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
Condensed Consolidating Statement of Cash Flows
Six Months Ended June 30, 2011
(Unaudited)
(In millions)

	Weatherford Switzerland	Weatherford Bermuda	Weatherford Delaware	Other Subsidiaries	Eliminations	Consolidation

Cash Flows from Operating Activities:
Net Income (Loss)	$81	$43	$383	$475	$(894)	$88
Adjustments to Reconcile Net Income (Loss) to Net Cash Provided (Used) by Operating Activities:
Charges from Parent or Subsidiary	28	(2)	4	(30)	—	—
Equity in (Earnings) Loss of Affiliates	(140)	(298)	(456)	—	894	—
Deferred Income Tax Benefit (Provision)	—	—	23	(126)	—	(103)
Other Adjustments	1	(156)	(29)	289	—	105
Net Cash Provided (Used) by Operating Activities	(30)	(413)	(75)	608	—	90

Cash Flows from Investing Activities:
Capital Expenditures for Property, Plant and Equipment	—	—	—	(743)	—	(743)
Acquisitions of Businesses, Net of Cash Acquired	—	—	—	(47)	—	(47)
Acquisition of Intellectual Property	—	—	—	(4)	—	(4)
Acquisition of Equity Investments in Unconsolidated Affiliate	—	—	—	(7)	—	(7)
Proceeds from Sale of Assets and Businesses, Net	—	—	—	15	—	15
Capital Contribution to Subsidiary	—	(20)	—	—	20	—
Net Cash Provided (Used) by Investing Activities	—	(20)	—	(786)	20	(786)

Cash Flows from Financing Activities:
Borrowings (Repayments) Short-term Debt, Net	—	585	—	16	—	601
Borrowings (Repayments) Long-term Debt, Net	—	—	(9)	12	—	3
Borrowings (Repayments) Between Subsidiaries, Net	30	(264)	77	157	—	—
Proceeds from Capital Contribution	—	—	—	20	(20)	—
Other, Net	—	—	—	1	—	1
Net Cash Provided (Used) by Financing Activities	30	321	68	206	(20)	605

Effect of Exchange Rate on Cash and Cash Equivalents	—	—	—	5	—	5

Net Increase (Decrease) in Cash and Cash Equivalents	—	(112)	(7)	33	—	(86)
Cash and Cash Equivalents at Beginning of Year	—	114	12	290	—	416
Cash and Cash Equivalents at End of Year	$—	$2	$5	$323	$—	$330

ITEM 2.         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

Our Management's Discussion and Analysis of Financial Condition and Results of Operations ("MD&A") begins with an executive level overview, which provides a general description of our company today, a synopsis of industry market trends, insight into management's perspective of the opportunities and challenges we face and our outlook for the remainder of 2012.  Next, we analyze the results of our operations for the three and six months ended June 30, 2012 and 2011, including the trends in our business and review our liquidity and capital resources.  We conclude with a discussion of our critical accounting policies and estimates and a summary of recently issued accounting pronouncements.  The "Company," "we," "us" and "our" refer to Weatherford International Ltd., a Swiss joint-stock corporation.
The following discussion should be read in conjunction with our financial statements included with this report and our financial statements and related MD&A for the year ended December 31, 2011 included in our Annual Report on Form 10-K/A.  Our discussion includes various forward-looking statements about our markets, the demand for our products and services and our future results.  These statements are based on certain assumptions we consider reasonable.  For information about these assumptions, you should refer to the section entitled "Forward-Looking Statements."
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

The following chart sets forth certain statistics that reflect historical market conditions:
	WTI Oil (a)	Henry Hub Gas (b)	North American Rig Count (c)	International Rig Count (c)

June 30, 2012	$84.96	$2.82	2,148	1,230
December 31, 2011	98.83	2.99	2,481	1,188
June 30, 2011	95.42	4.37	2,019	1,146

(a)	Price per barrel as of June 30 and December 31 – Source: Thomson Reuters
(b)	Price per MM/BTU as of June 30 and December 31 – Source: Thomson Reuters
(c)	Average rig count for the applicable quarter – Source: Baker Hughes Rig Count

Oil prices decreased during the first six months of 2012, ranging from a low of $77.69 per barrel in at the end of June to a high of $109.77 per barrel at the end of February.  Natural gas prices decreased during the first six months of 2012 and ranged from a high of $3.10 MM/BTU in early January to a low of $1.91 MM/BTU in mid-April.  Factors influencing oil and natural gas prices during the period include hydrocarbon inventory levels, realized and expected economic growth, realized and expected levels of hydrocarbon demand, levels of spare production capacity within the Organization of Petroleum Exporting Countries ("OPEC"), weather and geopolitical uncertainty.
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
For 2012, we maintain a positive outlook with respect to increases in North American revenue and profitability.  Assuming a flat to slightly declining rig count, we expect 2012 revenue to increase modestly and operating income to increase slightly compared to 2011.  We believe the predominance of oil activity and our market share in Canada as well as the strength of oil-based activity in the United States mostly offset the declines in natural gas related activity.  Our artificial lift, formation evaluation, completion, production optimization, and wireline product lines should continue to show meaningful growth compared to 2011 and offset declines in our stimulation and chemicals product lines, where we continue to anticipate comparative weakness.
Internationally, our outlook remains positive for 2012.  Latin America has a solid backlog that should result in increases in revenue and profitability driven by continuous progress in several countries including Mexico, Colombia, Brazil and Argentina as compared to 2011.  Growth in our Europe/SSA/Russia region will be broad based and driven by profitability improvements.   Our MENA operation should show improvement in revenue compared to 2011 due to the start of certain new contracts, primarily in Saudi Arabia and Kuwait, but with declining margins due to losses in Iraq and we expect little to no improvement in North Africa by the end of the year.  We anticipate that the revenue and profitability growth in Asia will be driven by a strong backlog in China and Australia.

Results of Operations
The following charts contain selected financial data comparing our consolidated and segment results from operations for the three and six months ended June 30, 2012 and 2011:
	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
	(In millions, except per share data)

Revenues:
North America	$1,663	$1,344	$3,417	$2,704
MENA/Asia Pacific	649	617	1,244	1,193
Europe/SSA/Russia	653	593	1,224	1,103
Latin America	782	498	1,453	908
	3,747	3,052	7,338	5,908

Operating Income:
North America	226	244	584	526
MENA/Asia Pacific	(38)	33	(16)	42
Europe/SSA/Russia	102	87	168	126
Latin America	90	50	173	70
Research and Development	(64)	(62)	(126)	(122)
Corporate Expenses	(49)	(41)	(99)	(101)
Goodwill and Equity Investment Impairment	(793)	—	(793)	—
Sanctioned Countries Loss Contingency	(100)	—	(100)	—
Other Items	(6)	(19)	(53)	(40)
	(632)	292	(262)	501

Interest Expense, Net	(121)	(114)	(233)	(226)

Other, Net	(27)	(22)	(45)	(41)

Net Income per Diluted Share	$(1.11)	$0.07	$(0.95)	$0.11

Depreciation and Amortization	311	283	610	561

 Revenues
The following chart contains consolidated revenues by product line for the three and six months ended June 30, 2012 and 2011:

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011

Formation Evaluation and Well Construction	55%	55%	56%	58%
Completion and Production.	45%	45%	44%	42%
	100%	100%	100%	100%

Consolidated revenues increased $695 million, or 23%, in the second quarter of 2012 as compared to the second quarter of 2011.  This increase outpaced the 7% increase in average rig count over the comparable period. North America revenue increased $319 million, or 24%, in the second quarter of 2012 compared to the same quarter of the prior year.  International revenues increased $376 million, or 22%, in the second quarter of 2012 as compared to the second quarter of 2011. Our artificial lift systems, drilling services, and stimulation and chemicals product lines were the strongest contributors to the increase over the year-ago period.
Consolidated revenues increased $1.4 billion, or 24%, as compared to the first six months of 2011.  The increase in revenues during the first six months of 2012 compared to the first six months of 2011 was mostly driven by our North America and Latin America regions.
Operating Income
Consolidated operating income decreased $924 million or 316%, in the second quarter of 2012 as compared to the second quarter of 2011.  Our operating segments accounted for $34 million of the decrease during the current quarter as compared to the same quarter of the prior year.  During the second quarter of 2012, we recognized a goodwill and equity investment impairment of $793 million and a $100 million accrual for a loss contingency related to the sanctioned country matters. Our operating segments results declined primarily due to losses on percentage of completion contracts, primarily in Iraq, and declines in stimulation and chemicals in North America.
Consolidated operating income decreased $763 million, or 152%, during the first six months of 2012 as compared to the first six months of 2011.  Our operating segments contributed $145 million of incremental operating income, which was offset by the goodwill and equity investment impairment and the loss contingency accrual.
Other items during the six months ended June 30, 2012 include $53 million for severance, exit and other costs, income tax restatement and material weakness remediation expense of $25 million and an offsetting gain of $28 million related to the sale of our subsea controls business.
Other items during the six months ended June 30, 2011 includes $27 million for severance and exit costs, $4 million for legal, professional and related fees incurred in connection with our on-going investigations and $9 million in connection with the termination of a corporate consulting contract.
  Interest Expense, Net
Interest Expense, Net increased $7 million, or 6% in the second quarter of 2012, as compared to the same period of the prior year, due to increases in overall indebtedness.  Interest expense was flat in the first quarter of 2012 when compared to the same period in the prior year.

Income Taxes
For the three months and six months ended June 30, 2012, we had a tax provision of $63 million and $173 million on pre-tax losses of $780 million and $540 million, respectively.  Our loss before taxes for the three and six month periods ended June 30, 2012 includes a $589 million charge for the impairment of goodwill, substantially all of which was non-deductible.
For the three and six months ended June 30, 2011, we had a tax provision of $100 million and $146 million on income before taxes of $156 million and $234 million, respectively.  Our tax provision for the three and six months ended June 30, 2011 includes discrete tax benefits of $12 million and $18 million, respectively, related to changes in prior period tax positions during the three and six month periods.

Segment Results
North America
North American revenues increased $319 million, or 24%, in the second quarter of 2012, as compared to the second quarter of 2011 and $713 million, or 26%, during the six month period ended June 30, 2012. This increase outpaced the 6% and 10% increase in average North American rig count over the comparable periods. Revenues from our well construction, artificial lift, completions and drilling services product lines were the strongest contributors to the increase in these periods.

Operating income decreased $18 million, or 7%, in the second quarter of 2012, as compared to the second quarter of the prior year. Operating margins were 13.6% in the second quarter of 2012 and 18.2% in the second quarter of 2011. Operating margins decreased 240 basis points to 17.1% for the first six months of 2012, compared to 19.5% for the first six months of 2011. Declines in operating margins are primarily attributable to stimulation and chemicals margin reductions.
MENA/Asia Pacific
MENA/Asia Pacific revenues increased $32 million, or 5%, in the second quarter of 2012, as compared to the second quarter of 2011and $51 million or 4% during the first six months of 2012 as compared to the same period of the prior year. Our stimulation and chemicals, pipeline and specialty services, and artificial lift product line were the strongest contributors to the increase in revenue.

Operating income decreased $71 million during the second quarter of 2012, compared to the same quarter of the prior year and $58 during the six months ended June 30, 2012 compared to the same period in the prior year.  The 2012 decrease in operating income is primarily due to losses on percentage of completion contracts in Iraq.
Europe/SSA/Russia
Revenues in our Europe/SSA/Russia segment increased $60 million, or 10%, in the second quarter of 2012, compared to the same quarter of the prior year and $121 million or 11% in the year-to-date period, compared to the same period in the prior year. The region realized strong performances from our pipeline and specialty services, wireline and drilling tools product lines in the three and six months ended June 30, 2012,  as compared to the same period of the prior year.

Operating income increased $15 million, or 17%, in the second quarter of 2012, as compared to the same quarter of 2011. Operating margins were 15.6% in the second quarter of 2012 and 14.7% in the second quarter of 2011. The increase in operating income and margins was due to an abatement noted in the increased fuel and transportation costs in Russia, relative to the prior year quarter and year-to-date period  as well as the  realization of our strong backlog in integrated drilling, wireline, completion and artificial lift.  During the six month period ended June 30 2011, operating income increased by $42 million or 33%.
Latin America
Revenues in our Latin America segment increased $284 million or 57%, in the second quarter of 2012, as compared to the same quarter of the prior year and $545 million during the six month period compared to the same period in the prior year. Increases were attributable to drilling and artificial lift product line revenues.

Operating income increased $40 million, or 80%, in the second quarter of 2012 and $103 million, or 147% in the six months ended June 30, 2012 when compared to same periods of the prior year.  Operating margins increased from 10.0% for the second quarter of 2011 to 11.5% for the second quarter of 2012. The prior year quarter and year to date period operating income was negatively impacted by a $16 million charge due to an equity tax enacted in Colombia.
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

Committed Borrowing Facilities
We maintain a $2.25 billion unsecured, revolving credit agreement (the "Credit Agreement") with JPMorgan Chase Bank, N.A., as administrative agent.  The Credit Agreement has a scheduled maturity date of July 13, 2016 and can be used for a combination of borrowings, support for our commercial paper program and issuances of letters of credit.  This agreement requires us to maintain a debt-to-capitalization ratio of less than 60%. In August 2012, as a result of the delay in filing our second quarter report on Form 10-Q and a potential delay in filing our third quarter report on Form 10-Q, we sought and obtained waivers to extend the due date under the Credit Agreement for providing our Form 10-Q filings to no later than March 19, 2013.  During the period in which the waiver was in effect we were subject to an additional covenants and provisions primarily including one that limited our aggregate indebtedness to not more than $10 billion.   We are in compliance with these covenants at June 30, 2012.
The following is a recap of our availability under our committed borrowing facility at June 30, 2012 (in millions):
Facilities	$2,250

Less:
Amount drawn	—
Commercial paper	912
Letters of credit	86

Availability	$1,252

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

In August 2012, as a result of the delay in filing our second quarter report on Form 10-Q and potential delay in filing our third quarter report on Form 10-Q, we sought consents from the holders of our Senior Notes to extend the due date under the Senior Note indentures for providing our Form 10-Q filings to no later than March 31, 2013. We received sufficient consents to apply this extension to all series of our publicly traded Senior Notes. We offered a cash payment of $2.50 for each $1,000 in principal amount for those note holders who consented to the extension and we paid approximately $30 million in connection with this consent solicitation including costs.

Cash Requirements
During the remainder of 2012, we anticipate our cash requirements will include interest payments on our outstanding debt, working capital needs and capital expenditures. Our cash requirements may also include limited business acquisitions and an indeterminate amount to settle the governmental investigations described in Note 15 to our condensed consolidated financial statements.  Consistent with 2011, we anticipate funding these requirements from cash generated from operations, availability under our Credit Agreement, the issuance of commercial paper and potential proceeds from disposals of businesses or capital assets that are no longer core to our long-term growth strategy.
Capital expenditures for 2012 are projected to be between 14% and 15% of our revenues.  The amounts ultimately spent will depend on a number of factors including the type of contracts we enter into and asset availability.  The expenditures are expected to be used primarily to support anticipated near-term growth.  Capital expenditures during the six months ended June 30, 2012 were $1.1 billion.

Accounts Receivable Factoring
During the three months ended March 31, 2012, a subsidiary in our Latin America segment factored approximately $51 million of accounts receivables under the program we entered into in 2010.  We received $47 million in proceeds and recognized an immaterial loss on these sales.  These transactions qualified for sale accounting under the accounting standards and the proceeds received through June 30, 2012 are included in operating cash flows in our Condensed Consolidated Statement of Cash Flows.   We did not factor receivables in the three months ended June 30, 2012 or the six months ended June 30, 2011.

Derivative Instruments
Fair Value Hedges
We may use interest rate swaps to help mitigate exposures related to changes in the fair values of the associated debt.  Amounts paid or received upon termination of interest rate swaps accounted for as fair value hedges represent the fair value of the agreements at the time of termination and are recorded as an adjustment to the carrying value of the related debt. These amounts are amortized as a reduction, in the case of gains, or as an increase, in the case of losses, of interest expense over the remaining term of the debt.  As of June 30, 2012, we had net unamortized gains of $57 million associated with interest rate swap terminations.
In July 2011, we entered into interest rate swap agreements to pay a variable interest rate and receive a fixed interest rate with an aggregate notional amount of $300 million.  These swaps were designated as fair value hedges of our 6.35% Senior Notes due 2017.  In June 2012 these swaps were terminated. As a result of these terminations, we received a cash settlement of $18 million.  The gain associated with these interest rate swap terminations was deferred and is being amortized over the remaining term of our 6.35% Senior Notes as a reduction in interest expense.
Cash Flow Hedges

In 2008, we entered into interest rate derivative instruments to hedge projected exposures to interest rates in anticipation of a debt offering.  Those hedges were terminated at the time of the issuance of the debt, and the loss on these hedges is being amortized from Accumulated Other Comprehensive Income (Loss) into interest expense over the remaining term of the debt.  As of June 30, 2012, we had net unamortized losses of $12 million associated with our cash flow hedge terminations.
Other Derivative Instruments
As of June 30, 2012, we had foreign currency forward contracts with notional amounts aggregating to $828 million. These contracts were entered into to hedge exposure to currency fluctuations in various foreign currencies.  The total estimated fair value of these contracts and amounts receivable or owed associated with closed contracts resulted in a net asset of approximately $7 million.  These derivative instruments were not designated as hedges and the changes in fair value of the contracts are recorded each period in Other, Net in the accompanying Condensed Consolidated Statements of Operations.
We have cross-currency swaps between the U.S. dollar and Canadian dollar to hedge certain exposures to the Canadian dollar.  At June 30, 2012, we had notional amounts outstanding of $168 million.  The total estimated fair value of these contracts at June 30, 2012, resulted in a liability of $26 million. These derivative instruments were not designated as hedges and the changes in fair value of the contracts are recorded each period in Other, Net in the accompanying Condensed Consolidated Statements of Operations.
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

The following obligations of Weatherford Delaware were guaranteed by Weatherford Bermuda at June 30, 2012 and December 31, 2011: (1) the 5.95% Senior Notes, (2) the 6.35% Senior Notes and (3) the 6.80% Senior Notes.  The 6.625% Senior Notes were also guaranteed by Weatherford Bermuda at December 31, 2011.

The following obligations of Weatherford Bermuda were guaranteed by Weatherford Delaware at June 30, 2012: (1) the revolving credit facility, (2) the 4.95% Senior Notes, (3) the 5.50% Senior Notes, (4) the 6.50% Senior Notes, (5) the 5.15% Senior Notes, (6) the 6.00% Senior Notes, (7) the 7.00% Senior Notes, (8) the 9.625% Senior Notes, (9) the 9.875% Senior Notes, (10) the 5.125% Senior Notes, (11) the 6.75% Senior Notes, (12) the 4.50% Senior Notes and (13) the 5.95% Senior Notes due 2042.
The following obligations of Weatherford Bermuda were guaranteed by Weatherford Delaware December 31, 2011: (1) the revolving credit facility, (2) the 4.95% Senior Notes, (3) the 5.50% Senior Notes, (4) the 6.50% Senior Notes, (5) the 5.15% Senior Notes, (6) the 6.00% Senior Notes, (7) the 7.00% Senior Notes, (8) the 9.625% Senior Notes, (9) the 9.875% Senior Notes, (10) the 5.125% Senior Notes and  (11) the 6.75% Senior Notes.
Letters of Credit
We execute letters of credit and bid and performance bonds in the normal course of business. As of June 30, 2012, we had $723 million of letters of credit and bid and performance bonds outstanding, consisting of $538 million outstanding under various uncommitted credit facilities, $86 million letters of credit outstanding under our committed facilities and $99 million of performance bonds issued by financial sureties against an indemnification from us.  These obligations could be called by the beneficiaries should we breach certain contractual or performance obligations.  If the beneficiaries were to call the letters of credit under our committed facilities, our available liquidity would be reduced by the amount called.

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
Risk Factors
An investment in our registered shares involves various risks.  When considering an investment in our Company, you should consider carefully all of the risk factors described in our most recent Annual Report as restated on Form 10-K, under the heading "Item 1A. Risk Factors" as well as the information below and other information included and incorporated by reference in this report.
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

•
Currency fluctuations could have a material adverse financial impact on our business.  A material change in currency rates in our markets could affect our future results as well as affect the carrying values of our assets.  Any hedging activity in which we engage may not adequately protect us from these fluctuations.  The terms and size of our hedges are based on the information available to us at the time we enter into them.  As a result, our hedging activity may not entirely offset our exposures.  World currencies have been subject to significant volatility. Due to the volatility we may be unable to enter into foreign currency contracts at a reasonable cost.  As we are not able to predict changes in currency valuations, our forward-looking statements assume no material impact from future changes in currency exchange rates.

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

•
Nonrealization of expected benefits from our redomestication could affect our projected results.  We operate through our various subsidiaries in numerous countries throughout the world including the United States.  During the first quarter of 2009, we completed a transaction in which our former Bermuda incorporated parent company became a wholly-owned subsidiary of Weatherford Switzerland, a Swiss joint-stock company, and holders of common shares of the Bermuda company received one registered share of Weatherford Switzerland in exchange for each common share that they held.  Consequently, we are or may become subject to changes in tax laws, treaties or regulations or the interpretation or enforcement thereof in the U.S., Bermuda, Switzerland or any other jurisdictions in which we or any of our subsidiaries operate or are resident. Our income tax expense is based upon our interpretation of the tax laws in effect in various countries at the time that the expense was incurred.  If the U.S. Internal Revenue Service or other taxing authorities do not agree with our assessment of the effects of such laws, treaties and regulations, this could have a material adverse effect on us, including the imposition of a higher effective tax rate on our worldwide earnings or a reclassification of the tax impact of our significant corporate restructuring transactions. In addition, our realization of expected tax benefits is based upon the assumption that we take successful planning steps and that we maintain and execute adequate processes to support our planning activities.  If we fail to do so, we may not achieve the expected benefits.

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

•
A downturn in our industry could affect the carrying value of our goodwill.  As of June 30, 2012, we had approximately $3.8 billion of goodwill.  During the second quarter of 2012, we recorded a goodwill impairment charge of $589 million, precipitated by a sustained decline in the market price of the Company's registered shares.  Our estimates of the value of our goodwill could be reduced in the future as a result of various factors, including market factors, some of which are beyond our control.  Our forward-looking statements do not assume any future goodwill impairment.  Any reduction in the fair value of our businesses may result in an impairment charge and therefore adversely affect our results.

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

•
U.S. Government and internal investigations could affect our results of operations.  We are currently involved in government and internal investigations involving our operations.  We are in negotiations with the government agencies to resolve these matters, but we cannot yet anticipate with certainty the timing, outcome or possible impact of the ultimate resolution of these investigations, financial or otherwise.  The governmental agencies involved in these investigations have a broad range of civil and criminal penalties they may seek to impose against corporations and individuals for violations of trade sanction laws, the Foreign Corrupt Practices Act and other federal statutes including, but not limited to, injunctive relief, disgorgement, fines, penalties and modifications to business practices and compliance programs. In recent years, these agencies and authorities have entered into agreements with, and obtained a range of penalties against, several corporations and individuals in similar investigations, under which civil and criminal penalties were imposed, including in some cases fines and other penalties and sanctions in the tens and hundreds of millions of dollars.  We recognized a $100 million loss contingency in the quarter ended June 30, 2012 for the potential settlement of the sanctioned countries matter.  However, the timing and ultimate amount we may pay in connection with those investigations is not certain.  Under trade sanction laws, the U.S. DOJ may also seek to impose modifications to business practices that decrease our business, and modifications to compliance programs, which may increase compliance costs.  Any injunctive relief, disgorgement, fines, penalties, sanctions or imposed modifications to business practices and the on-going costs resulting from these investigations could adversely affect our results of operations.  Through June 30, 2012, we have incurred $125 million for legal and professional fees in connection with complying with and conducting these on-going investigations. This amount excludes the costs we have incurred to augment and improve our compliance function. We also have incurred $44 million from 2007 through 2009 for costs in connection with our exit from certain sanctioned countries. We may have additional charges related to these matters in future periods, which costs may include labor claims, contractual claims, penalties assessed by customers, and costs, fines, taxes and penalties assessed by local governments, but we cannot quantify those charges or be certain of the timing of them.  In addition, the SEC and DOJ are investigating the circumstances surrounding the material weakness in the Company's internal controls over financial reporting for income taxes that was disclosed on Forms 12b-25 and 8-K on March 1, 2011 and February 21, 2012, respectively, and the related restatements of our historical financial statements.  We are cooperating fully with the government investigations.

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

•
Political disturbances, war, or terrorist attacks and changes in global trade policies could adversely impact our operations.   We operate in over 100 countries, and as such are at risk of various types of political activities, including acts of insurrection, war, terrorism, nationalization of assets and changes in trade policies.  We have assumed there will be no material political disturbances or terrorist attacks and there will be no material changes in global trade policies that affect our business.  In early 2011, our operations in Libya, Algeria, Tunisia, Egypt, and to a lesser extent Yemen and Bahrain were disrupted by political revolutions and uprisings in these countries. Conflict in Libya and lesser political disturbances elsewhere in the Middle East and North Africa regions are ongoing, and our operations in Libya have not resumed. During 2011, these six countries accounted for approximately 3% of our global revenue, down from 6% in 2010.  We take steps to secure our personnel and assets in affected areas and resume or continue operations where it is safe for us to do so; our forward-looking statements assume we will do so successfully.  In Libya, we evacuated all of our non-Libyan employees and their families shortly after hostilities commenced and we have assumed our operations in Libya will not resume in the remainder of 2012.  Given our evacuation from the country, it may be difficult, if not impossible, for us to safeguard and recover all of our operating assets; our ability to do so will depend on the local turn of events.  At June 30, 2012, we had inventory and property, plant and equipment in Libya with a carrying value of $113 million, as well as $3 million of accounts receivable.  We risk loss of assets in any location where hostilities arise and persist.  In these areas we also may not be able to perform the work we are contracted to perform, which could lead to forfeiture of performance bonds.  We have assumed that cessation of business activities in other parts of the Middle East and North Africa regions due to political turmoil will be short-lived, that the negative impact on our business will not be material, and that the region will not experience further disruptive political revolution in the near term. However, if political violence were to curtail our activities in other countries in the region from which we derive greater business, such as Saudi Arabia, Iraq and Algeria, and particularly if political activities were to result in prolonged violence or conflict, we may fail to achieve the results reflected in our forward-looking statements.

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
.

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
In January 2010, the Venezuelan government announced its intention to devalue its currency and move to a two tier exchange structure.  The official exchange rate moved from 2.15 to 2.60 for essential goods and from 2.15 to 4.30 for non-essential goods and services.  Our Venezuelan entities maintain the U.S. dollar as their functional currency.  In connection with this devaluation, we incurred a charge of $64 million for the remeasurement of our net monetary assets denominated in Venezuelan bolivars at the date of the devaluation, which was not tax deductible in Venezuela.  We also recorded a $24 million tax benefit for local Venezuelan income tax purposes related to our net U.S. dollar-denominated monetary liability position in the country.  Effective January 1, 2011, the Venezuelan government again modified the fixed rate of exchange, eliminating the two tier structure and establishing 4.30 as the official exchange rate for all goods and services. This modification did not have a material impact to our financial position or results of operations.  As of June 30, 2012, we had a net monetary asset position denominated in Venezuelan bolivars of approximately $262 million comprised primarily of cash and accounts receivable.  We are continuing to explore opportunities to reduce our exposure but should another devaluation occur in the future, we may be required to take further charges related to the remeasurement of our net monetary asset position.  For example, if the Venezuela bolivar devalued by an additional 10% in the future, we would record a devaluation charge of approximately $26 million.

Assets and liabilities of entities for which the functional currency is the local currency are translated into U.S. dollars using the exchange rates in effect at the balance sheet date, resulting in translation adjustments that are reflected in Accumulated Other Comprehensive Income in the shareholders' equity section on our Condensed Consolidated Balance Sheets.  A portion of our net assets are impacted by changes in foreign currencies in relation to the U.S. dollar.  We recorded a $133 million adjustment to decrease our equity account for the six months ended June 30, 2012, to reflect the change U.S. dollar against various foreign currencies.
As of June 30, 2012, we had foreign currency forward contracts with notional amounts aggregating to $828 million, which were entered into to hedge exposure to currency fluctuations in various foreign currencies.  The total estimated fair value of these contracts at June 30, 2012, resulted in a net asset of approximately $7 million.  These derivative instruments were not designated as hedges, and the changes in fair value of the contracts are recorded each period in current earnings.
We have cross-currency swaps between the U.S. dollar and Canadian dollar to hedge certain exposures to the Canadian dollar.  At June 30, 2012, we had notional amounts outstanding of $168 million.  The total estimated fair value of these contracts at June 30, 2012, resulted in a liability of $26 million. These derivative instruments were not designated as hedges and the changes in fair value of the contracts are recorded each period in current earnings.
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

Our long-term borrowings that were outstanding at June 30, 2012 and December 31, 2011, subject to interest rate risk consist of the following:
	June 30, 2012		December 31, 2011
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(In millions)

5.95% Senior Notes due 2012	$—	$—	$273	$279
5.15% Senior Notes due 2013	296	303	297	306
4.95% Senior Notes due 2013	251	261	252	264
5.50% Senior Notes due 2016	356	387	357	386
6.35% Senior Notes due 2017	615	692	613	674
6.00% Senior Notes due 2018	498	569	498	563
9.625% Senior Notes due 2019	1,029	1,291	1,030	1,323
5.125% Senior Notes due 2020	799	864	799	861
4.50% Senior Notes due 2022	749	775	—	—
6.50% Senior Notes due 2036	596	645	596	680
6.80% Senior Notes due 2037	298	343	298	338
7.00% Senior Notes due 2038	499	571	498	556
9.875% Senior Notes due 2039	247	365	247	350
6.75% Senior Notes due 2040	598	669	598	690
5.95% Senior Notes due 2042	546	577	—	—

On April 16, 2012, we increased the size of our commercial paper program to $2.25 billion from $1.5 billion.  From time to time, we use the commercial paper program to issue short-term, unsecured notes.  Our commercial paper issuances are supported by the Credit Agreement.
We have various other long-term debt instruments of $274 million at June 30, 2012, but believe the impact of changes in interest rates in the near term will not be material to these instruments.  The carrying value of our short-term borrowings of $1.3 billion at June 30, 2012 approximates their fair value.
As it relates to our variable rate debt, if market interest rates average 1% more for the remainder of 2012 than the rates as of June 30, 2012, interest expense for the remainder of 2012 would increase approximately $6 million.  This amount was determined by calculating the effect of the hypothetical interest rate on our variable rate debt.  For purposes of this sensitivity analysis, we assumed no changes in our capital structure.
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
In July 2011, we entered into interest rate swap agreements to pay a variable interest rate and receive a fixed interest rate with an aggregate notional amount of $300 million.  These swaps were designated as fair value hedges of our 6.35% Senior Notes.  In June 2012 these swaps were terminated.  As a result of these terminations, we received a cash settlement of $18 million.  The gain associated with these interest rate swap terminations was deferred and is being amortized over the remaining term of our 6.35% Senior Notes.

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
During 2012, in connection with the preparation of our first and second quarter financial statements and our ongoing income tax remediation activities, we identified additional income tax errors related to prior years.  Due to the continued accumulation of these errors, the Audit Committee of our Board of Directors concluded, on July 24, 2012, that investors should no longer rely upon our previously issued financial statements.  Management determined that we would delay filing restated financial statements until significant procedures and reviews of our accounting for income taxes were performed. During the third and fourth quarters of 2012, we performed additional procedures to restate our consolidated financial statements and ensure they have been prepared in accordance with generally accepted accounting principles.  These procedures included the validation of all our income tax accounts and focused on reconciliations of current taxes payable and deferred tax balances with the tax bases of assets and liabilities in all jurisdictions, expanded review of uncertain tax positions in all jurisdictions with an additional focus on transfer pricing activities and a further review of our accounting for withholding taxes.  To ensure the appropriateness and completeness of our accounting for uncertain tax positions, we performed (1) a validation of all previously identified uncertain tax positions and related measurement amounts and (2) a completeness assessment from several processes, including surveys completed by in-country and regional tax and accounting personnel, review of the status and pending issues in open tax audits, and consideration of findings from all other validation and completeness procedures performed in connection with the restatement.As a result of these additional procedures, we identified additional errors across multiple jurisdictions that resulted in further restatement of our previously reported financial statements for the years ended December 31, 2011, 2010 and 2009 and our condensed consolidated financial statements for the first quarter of 2012 and each quarter within 2011 and 2010.
As of the filing date of this Quarterly Report on Form 10-Q, the material weakness in our internal controls over the accounting for income taxes has not been remediated.

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

•	Continued delivery of income tax accounting training for tax and financial personnel.
Material Weakness Related to Percentage of Completion Contract in Iraq

We also identified a material weakness in our internal controls related to a long-term early production facility construction contract in Iraq accounted for under the percentage-of-completion method.  We concluded that the Company's processes, procedures and internal controls were not effective to ensure that amounts related to the revenue and costs associated with this contract were accounted for in accordance with generally accepted accounting principles.   Specifically, we determined that there was: (i) a lack of internal controls over the accounting for claims; and (ii) a failure of internal controls over monitoring the contract scope of work and approval of all estimates related to project change orders.  As a result of these control deficiencies, during the first and second quarters of 2012, we included in our revenue estimates claims and unapproved change orders for the recovery of cost overruns that did not meet the recognition criteria for including claims in revenue estimates.  In addition, did not to include in our revenue estimates liquidated damages that we are contractually obligated to pay as a result of delays in the expected completion of the project.  With the removal of these amounts from estimated revenue, the estimated costs to be incurred under the contract exceed estimated revenue to be earned under contract, and therefore the anticipated loss on the contract should have been recorded in full at each balance sheet date.  The aforementioned errors had an impact on our Operating Income of $24 million and $55 million in the first and second quarters of 2012, respectively.  We restated our first quarter financial statements and adjusted our second quarter financial statements to correct for these errors.

Remediation Plan

The Company implemented the following additional controls and procedures over percentage-of-completion accounting during the third and fourth quarters of 2012 to remediate the material weakness:

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

Evaluation of Disclosure Controls and Procedures

     At the end of the period covered by this Quarterly Report on Form 10-Q, we carried out an evaluation under the supervision and with the participation of management, including the Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO"), of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act of 1934, as amended ("Exchange Act")). Based upon that evaluation and the evaluation of the identified material weaknesses in our internal controls over financial reporting, our CEO and CFO have concluded our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) were not effective to provide reasonable assurance that the information required to be disclosed in the reports we file and submit under the Exchange Act is recorded, processed, summarized and reported within the time period specified in the Securities and Exchange Commission's rules and forms and that information relating to us (including our consolidated subsidiaries) required to be disclosed is accumulated and communicated to management, including the CEO and CFO, to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

Our management, including the CEO and CFO, identified no change in our internal control over financial reporting that occurred during our fiscal quarter ended June 30, 2012, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting other than the changes resulting from the income tax remediation activities described above.

PART II.  OTHER INFORMATION
ITEM 1.  LEGAL PROCEEDINGS

See Note 14 to our condensed consolidated financial statements included elsewhere in this report.

ITEM 1A.  RISK FACTORS

There have been no material changes during the quarter ended June 30, 2012 to the risk factors set forth in Part I, Item 1A in our Annual Report on Form 10-K/A for the year ended December 31, 2011.

ITEM 2.  UNREGISTERED SALES OF EQUITY IN SECURITIES AND USE OF PROCEEDS

On the date listed below, in connection with an acquisition, we sold registered shares to the shareholders of the acquired company as consideration for the shares of the acquired company.  The sale of our registered shares was exempt from registration under the Securities Act of 1933 pursuant to Section 4(2) of that act and pursuant to Regulation D and Regulation S promulgated under that act as a non-public sale to accredited investors and/or to non-U.S. persons outside the United States.

Date	No. of Shares
May 23, 2012	3,084,096

Under our restricted share plan, employees may elect to have us withhold registered shares to satisfy minimum statutory federal, state and local tax withholding obligations arising on the vesting of restricted stock awards and exercise of options.  When we withhold these shares, we are required to remit to the appropriate taxing authorities the market price of the shares withheld, which could be deemed a purchase of shares by us on the date of withholding.  During the quarter ended June 30, 2012, we withheld shares to satisfy these tax withholding obligations as follows:

Period	No. of Shares	Average Price

April 1 – April 30, 2012	101,166	$14.27
May 1 – May 31, 2012	10,282	13.79
June 1 – June 30, 2012	22,087	13.00

ITEM 6.  EXHIBITS
Exhibit Number	Description

3.1
Articles of Association of Weatherford International Ltd., dated May 23, 2012 (incorporated by reference to Exhibit 3.1 to the Registrant's Current Report on Form 8-K (File No. 1-34258) filed May 23, 2012).

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

4.5
Registration Rights Agreement among Weatherford International Ltd. and certain shareholders, dated May 17, 2012 (incorporated by reference to Exhibit 4.1 to the registrant's Current Report on Form 8-K (File No. 1-34258) filed May 17, 2012).

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

**101
The following materials  from Weatherford International Ltd.'s Quarterly Report on Form 10-Q for the quarter ended June 30, 2012, formatted in XBRL (Extensible Business Reporting Language): (1) the unaudited Condensed Consolidated Balance Sheets, (2) the unaudited Condensed Consolidated Statements of Operations, (3) the unaudited Condensed Consolidated Statements of Cash Flows, (4) the unaudited Condensed Consolidated Statements of Comprehensive Income and (5) related notes to the unaudited Condensed Consolidated Financial Statements.

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