Form 10-Q
period 2012-09-30
Weatherford International Ltd./Switzerland
filed 2012-12-17
CIK 1453090

UNITED STATES
 SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2012
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

As of December 10, 2012 there were 764,754,521 shares of Weatherford registered shares, 1.16 Swiss francs par value per share, outstanding.

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
EX-31.1
EX-31.2
EX-32.1
EX-32.2
EX-101 INSTANCE DOCUMENT
EX-101 SCHEMA DOCUMENT
EX-101 CALCULATION LINKBASE DOCUMENT
EX-101 LABLES LINKBASE DOCUMENT
EX-101 PRESENTATION LINKBASE DOCUMENT
EX-101 DEFINITION LINKBASE DOCUMENT

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

WEATHERFORD INTERNATIONAL LTD. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In millions, except par value)

	September 30, 2012	December 31, 2011
	(Unaudited)

Current Assets:
Cash and Cash Equivalents	$365	$371
Accounts Receivable, Net of Allowance for Uncollectible Accounts of $90 and $91	3,911	3,233
Inventories	3,676	3,158
Current Deferred Tax Assets	308	274
Other Current Assets	839	695
Total Current Assets	9,099	7,731

Property, Plant and Equipment, Net of Accumulated Depreciation of $5,758 and $5,023	8,122	7,287
Goodwill	3,846	4,423
Other Intangible Assets, Net of Accumulated Amortization of $625 and $546	807	711
Equity Investments	642	616
Other Non-current Assets	265	283
Total Assets	$22,781	$21,051

Current Liabilities:
Short-term Borrowings and Current Portion of Long-term Debt	$1,606	$1,320
Accounts Payable	2,023	1,571
Other Current Liabilities	1,697	1,392
Total Current Liabilities	5,326	4,283

Long-term Debt	7,300	6,286
Other Non-current Liabilities	1,240	1,137
Total Liabilities	13,866	11,706

Shareholders' Equity:
Shares, CHF 1.16 Par Value: Authorized 840, Conditionally Authorized 372, Issued 840 at September 30, 2012 and Authorized 1,139 Shares, Conditionally Authorized 378 Shares, Issued 765 Shares at December 31, 2011	775	769
Capital in Excess of Par Value	4,683	4,675
Treasury Shares, at Cost	(217)	(334)
Retained Earnings	3,478	4,134
Accumulated Other Comprehensive Income	163	80
Weatherford Shareholders' Equity	8,882	9,324
Noncontrolling Interests	33	21
Total Shareholders' Equity	8,915	9,345
Total Liabilities and Shareholders' Equity	$22,781	$21,051

The accompanying notes are an integral part of these condensed consolidated financial statements.

WEATHERFORD INTERNATIONAL LTD. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)
(In millions, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011

Revenues:
Products	$1,535	$1,252	$4,456	$3,468
Services	2,284	2,118	6,701	5,810
	3,819	3,370	11,157	9,278

Costs and Expenses:
Cost of Products	1,208	952	3,414	2,618
Cost of Services	1,759	1,528	5,224	4,264
Research and Development	68	59	194	181
Selling, General and Administrative Attributable to Segments	382	378	1,162	1,146
Corporate, General and Administrative	87	43	245	158
Goodwill and Equity Investment Impairment	―	—	793	—
Sanctioned Country Loss Contingency	―	—	100	—
Gain on Sale of Business	―	—	(28)	—
	3,504	2,960	11,104	8,367

Operating Income	315	410	53	911

Other Expense:
Interest Expense, Net	(127)	(115)	(360)	(341)
Other, Net	(25)	(26)	(70)	(67)

Income (Loss) Before Income Taxes	163	269	(377)	503
Provision for Income Taxes	(86)	(145)	(259)	(291)
Net Income (Loss)	77	124	(636)	212

Net Income Attributable to Noncontrolling Interests	(7)	(3)	(20)	(10)
Net Income (Loss) Attributable to Weatherford	$70	$121	$(656)	$202

Earnings (Loss) Per Share Attributable to Weatherford:
Basic	$0.09	$0.16	$(0.86)	$0.27
Diluted	$0.09	$0.16	$(0.86)	$0.27

Weighted Average Shares Outstanding:
Basic	767	754	764	751
Diluted	771	760	764	758

The accompanying notes are an integral part of these condensed consolidated financial statements.

WEATHERFORD INTERNATIONAL LTD. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(UNAUDITED)
(In millions)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011

Net Income (Loss)	$77	$124	$(636)	$212

Other Comprehensive Income (Loss):
Foreign Currency Translation Adjustment	215	(288)	82	(90)
Derivatives Designated as Cash Flow Hedges	—	(14)	—	(14)
Amortization of Pension Components	—	1	1	2
Other Comprehensive Income (Loss)	215	(301)	83	(102)
Comprehensive Income (Loss)	292	(177)	(553)	110
Comprehensive Income Attributable to Noncontrolling Interests	(7)	(3)	(20)	(10)
Comprehensive Income (Loss) Attributable to Weatherford	$285	$(180)	$(573)	$100

The accompanying notes are an integral part of these condensed consolidated financial statements.

WEATHERFORD INTERNATIONAL LTD. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(In millions)

	Nine Months Ended September 30,
	2012	2011

Cash Flows from Operating Activities:
Net Income (Loss)	$(636)	$212
Adjustments to Reconcile Net Income (Loss) to Net Cash Provided by Operating Activities:
Goodwill and Equity Investment Impairment	793	―
Depreciation and Amortization	939	847
Employee Share-Based Compensation Expense	54	66
Deferred Income Tax Provision (Benefit)	36	(153)
(Gain) Loss on Sale of Assets and Businesses, Net	(22)	16
Other, Net	72	9
Change in Operating Assets and Liabilities, Net of Effect of Businesses Acquired and Sold:
Accounts Receivable	(739)	(539)
Inventories	(753)	(517)
Other Current Assets	(221)	(193)
Accounts Payable	474	240
Other Current Liabilities	345	355
Other	174	(114)
Net Cash Provided by Operating Activities	516	229

Cash Flows from Investing Activities:
Capital Expenditures for Property, Plant and Equipment	(1,670)	(1,120)
Acquisitions of Businesses, Net of Cash Acquired	(156)	(83)
Acquisition of Intellectual Property	(16)	(8)
Acquisition of Equity Investments in Unconsolidated Affiliates	(8)	(7)
Proceeds from Sale of Assets and Businesses, Net	33	24
Other Investing Activities	—	(15)
Net Cash Used by Investing Activities	(1,817)	(1,209)

Cash Flows from Financing Activities:
Borrowings (Repayments) of Long-term Debt, Net	1,002	(5)
Borrowings of Short-term Debt, Net	257	836
Proceeds from Exercise of Warrants	65	—
Other Financing Activities	(30)	7
Net Cash Provided by Financing Activities	1,294	838

Effect of Exchange Rate Changes on Cash and Cash Equivalents	1	—

Net Decrease in Cash and Cash Equivalents	(6)	(142)
Cash and Cash Equivalents at Beginning of Period	371	416
Cash and Cash Equivalents at End of Period	$365	$274

Supplemental Cash Flow Information:
Interest Paid.	$401	$414
Income Taxes Paid, Net of Refunds	299	195

The accompanying notes are an integral part of these condensed consolidated financial statements.

WEATHERFORD INTERNATIONAL LTD. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

1.	General
The accompanying unaudited condensed consolidated financial statements of Weatherford International Ltd.  (the "Company") are prepared in accordance with U.S. generally accepted accounting principles and include all adjustments of a normal recurring nature which, in the opinion of management, are necessary to present fairly our Condensed Consolidated Balance Sheet at September 30, 2012, Condensed Consolidated Statements of Operations, Condensed Consolidated Statements of Comprehensive Income and Condensed Consolidated Statements of Cash Flows for the three and nine months ended September 30, 2012 and 2011. When referring to "Weatherford" and using phrases such as "we", "us", and "our", the intent is to refer to Weatherford International Ltd., a Swiss joint-stock company, and its subsidiaries as a whole or on a regional basis, depending on the context in which the statements are made.
Although we believe the disclosures in these financial statements are adequate to make the interim information presented not misleading, certain information relating to our organization and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles have been condensed or omitted in this Form 10-Q pursuant to U.S. Securities and Exchange Commission ("SEC") rules and regulations.  These financial statements should be read in conjunction with the audited consolidated financial statements for the year ended December 31, 2011 in our Annual Report restated on Form 10-K/A.  The results of operations for the three and nine months ended September 30, 2012 are not necessarily indicative of the results expected for the year ending December 31, 2012.
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
Prior Restatements
We identified a material weakness in our internal controls over the accounting for income taxes during 2010 and 2011 that resulted in material errors in our income tax accounts. The correction of these errors resulted in the restatement of our previously reported financial statements for the years ended December 31, 2009 and 2008, and our condensed consolidated financial statements for each quarter within 2010 and 2009 (the "2010 restatement") and for the years ended December 31, 2010 and 2009 and our condensed consolidated financial statements for each quarter within 2011 and 2010 (the "2011 restatement").  During 2012, in connection with the preparation of our first and second quarter financial statements and our ongoing income tax remediation activities, we identified additional errors related to prior years.  Due to the continued accumulation of these errors, the Audit Committee of our Board of Directors concluded, on July 24, 2012, that investors should no longer rely upon our previously issued financial statements.  Management determined that the Company would delay filing restated financial statements for 2011 and the first quarter of 2012, as well as interim financial statements for the second and third quarters of 2012, until significant procedures and reviews of our accounting for income taxes were performed. As a result of these additional procedures, we identified additional errors across multiple jurisdictions resulting in further restatement of our previously issued financial statements for the years ended December 31, 2011, 2010 and 2009 and our condensed consolidated financial statements for the first quarter of 2012 and each quarter within 2011 and 2010 (the "2012 restatement").  Prior to filing this Quarterly Report on Form 10-Q for the quarter ended September 30, 2012, we filed an amended Annual Report on Form 10-K/A for the year ended December 31, 2011 and an amended Quarterly Report on Form 10-Q/A for the quarter ended March  31, 2012 to reflect the 2012 restatement.

We have also restated our previously issued financial statements for the three months ended March 31, 2012 to correct errors in revenue and operating income associated with the early production facility construction contract discussed in Note 3. Under the accounting guidance applicable to construction-type contracts, claims arising from construction contracts that have or will be made against customers for costs incurred in excess of current contract provisions can be recognized as revenue, to the extent of cost incurred, when the contract or other evidence provides a legal basis for the claim, the additional costs were caused by circumstances that were unforeseen at the contract date and are not the result of deficiencies in our performance, claim-related costs are identifiable and considered reasonable in view of the work performed, and evidence supporting the claim is objective and verifiable. During the three months ended March 31, 2012, we included in our revenue estimates claims and unapproved change orders for the recovery of cost overruns that did not meet this recognition criteria.  In addition, we did not include in our revenue estimates liquidated damages that we are contractually obligated to pay as a result of delays in the expected completion of the project.  With the removal of these amounts from estimated revenue, estimated costs to be incurred under the contract exceed estimated revenue to be earned under contract, and therefore the anticipated loss on the contract as of March 31, 2012 should have been recorded in full during the three months ended March 31, 2012.  The correction of these errors is reflected in our amended Quarterly Report on Form 10-Q/A for the quarter ended March 31, 2012.

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

In May 2012, we acquired a company that designs and produces well completion tools.  As purchase consideration, we paid $28 million in cash, issued three million shares valued at approximately $39 million, settled a previously existing note receivable for $16 million and entered into a contingent consideration arrangement initially valued at approximately $11 million that will be settled in early 2015.  This contingent consideration arrangement is dependent on the market price of our common stock and the resulting obligation will be marked to market in each reporting period prior to settlement.  The change in the fair value of the contingent consideration arrangement has been immaterial since the acquisition.  As of September 2012, the valuation of the acquired assets, liabilities and contingent consideration was not yet complete. During the nine months ended September 30, 2012, we also acquired other businesses and equity investments for cash consideration of $136 million, net of cash acquired.

During the nine months ended September 30, 2012, we completed the sale of our subsea controls business in exchange for an equity investment valued at $173 million  in an entity that is positioned to provide complete subsea solutions to clients. We recognized a $28 million gain from the transaction which was not subject to income taxes.  The major classes of assets sold included $39 million of accounts receivable and other current assets, $38 million of inventories, $5 million of property plant and equipment and $74 million of goodwill.  Liabilities of $13 million were also transferred in the sale.

3.    Loss Contract
During the nine months ended September 30, 2012, we recognized losses of $87 million ($0.11 per share) related to a long-term early production facility construction contract in Iraq accounted for under the percentage-of-completion method. As of September 30, 2012, we have claims against our customer of $73 million that are not included in our revenue estimates because they do not meet the criteria for recognition under the guidance applicable to construction-type contracts.  Additionally, we have accrued $17 million for liquidated damages that we are contractually obligated to pay as a result of delays in the expected completion of the project. Although we have not yet met the recognition criteria for revenue recognition, we expect to vigorously pursue collection of the claims and reduction or elimination of the liquidated damages.  Any benefits resulting from those efforts will be recognized when the criteria for the revenue recognition are met.

4.    Accounts Receivable Factoring
During the three  and nine months ended September 30, 2012, a subsidiary in our Latin America segment factored approximately $96 million and $147 million, respectively, of accounts receivables under the program we entered into in 2010.  We received $136 million in proceeds and recognized  an immaterial loss on these sales.  These transactions qualified for sale accounting under the applicable accounting standards and the proceeds received through September 30, 2012 are included in operating cash flows in our Condensed Consolidated Statement of Cash Flows.   We did not factor receivables in the nine months ended September 30, 2011.
5.    Inventories

The components of inventory were as follows:
	September 30, 2012	December 31, 2011
	(In millions)

Raw materials, components and supplies	$463	$443
Work in process	210	149
Finished goods	3,003	2,566
	$3,676	$3,158

Work in process and finished goods inventories include cost of materials, labor and manufacturing overhead.
During the three and nine months ended September 30, 2012 we recognized a charge of $29 million to reduce the carrying value of our guar inventory to the lower of cost or market.  This loss is classified in cost of products within our Condensed Consolidated Statements of Operations.  During the nine months ended September 30, 2012, we also recognized a charge for excess and obsolete inventory of $64 million ($0.08 per share).

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
During the three months ended June 30, 2012, we noted a sustained decline in the market price of our registered shares such that our market capitalization was lower than our total shareholders' equity for an extended period.  Additionally, certain of our reporting units were not performing at the levels previously expected. In response, we considered the associated circumstances to assess whether an event or change occurred that, more likely than not, reduced the fair value of any of our reporting units below their carrying amount.  After considering the relevant circumstances, we concluded that the decline in our market capitalization was a potential indicator of impairment and we prepared the analysis necessary to identify potential impairment through the comparison of reporting unit fair values and carrying amounts.  This "step one" analysis, indicated that the goodwill attributed to our MENA and SSA reporting units was potentially impaired. Consequently, we performed the "step two" analysis of the goodwill impairment test, comparing the implied fair value of reporting unit goodwill with the carrying amount of that goodwill.  The "step two" analysis  indicated that the goodwill for both reporting units was fully impaired and we recognized an impairment loss of $589 million in the second quarter of which $512 million was attributable to MENA and $77 million to SSA.  We recognized a tax benefit of $1 million for these impairment losses.
The changes in the carrying amount of goodwill by segment for the nine months ended September 30, 2012, were as follows:
	North America	MENA/Asia Pacific	Europe/ SSA/ Russia	Latin America	Total
	(In millions)

As of December 31, 2011	$2,272	$743	$1,024	$384	$4,423
Acquisitions	40	―	32	―	72
Disposals	(2)	(7)	(65)	―	(74)
Impairment loss	―	(512)	(77)	―	(589)
Purchase price and other adjustments	(18)	―	―	(21)	(39)
Foreign currency translation	39	3	17	(6)	53
As of September 30, 2012	$2,331	$227	$931	$357	$3,846

7.    Equity Investments

In connection with our goodwill impairment test, we prepared an analysis to determine the fair value of our equity investments in less than majority owned entities. Upon completion of this valuation, we determined that the fair value attributable to certain equity investments was significantly below our carrying value for these investments. We assessed these declines in value as other than temporary and recognized an impairment loss of $204 million with no corresponding tax benefits during the nine months ended September 30, 2012.

8.    Short-term Borrowings and Current Portion of Long-term Debt
The components of short-term borrowings were as follows:
	September 30, 2012	December 31, 2011
	(In millions)

Commercial paper	$1,235	$997
Other short-term bank loans	32	14
Total short-term borrowings	1,267	1,011
Current portion of long-term debt	339	309
Short-term borrowings and current portion of long-term debt	$1,606	$1,320

We maintain a $2.25 billion unsecured, revolving credit agreement (the "Credit Agreement") with JPMorgan Chase Bank, N.A., as administrative agent.  The Credit Agreement has a scheduled maturity date of July 13, 2016, and can be used for a combination of borrowings, support for our commercial paper program and issuances of letters of credit.  This agreement requires us to maintain a debt-to-capitalization ratio of less than 60% and it limits our total debt to $10 billion while our financial reporting is not current.  We are in compliance with these covenants at September 30, 2012.

WEATHERFORD INTERNATIONAL LTD. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

On April 16, 2012, we increased the size of our commercial paper program to $2.25 billion from $1.5 billion.  From time to time, we use the commercial paper program to issue short-term, unsecured notes.  Our commercial paper issuances are supported by the Credit Agreement. At September 30, 2012, our borrowings under our commercial paper program had a weighted average interest rate of 0.55% and there were $99 million in outstanding letters of credit under the Credit Agreement.

We have short-term borrowings with various domestic and international institutions pursuant to uncommitted facilities.  At September 30, 2012, we had $32 million in short-term borrowings under these arrangements with a weighted average interest rate of 5.40%.  In addition, we had $531 million of letters of credit under various uncommitted facilities and $112 million of performance bonds issued by financial sureties against an indemnification from us at September 30, 2012.

The carrying value of our short-term borrowings approximates their fair value as of September 30, 2012.  The current portion of long-term debt at September 30, 2012 includes $295 million of 5.15% Senior Notes due March 2013 and other long-term debt of $44 million.
On April 4, 2012, we completed a $1.3 billion long-term debt offering comprised of (1) $750 million of 4.5% Senior Notes due 2022 and (2) $550 million of 5.95% Senior Notes due 2042. The net proceeds from this offering were used to repay short-term indebtedness under our commercial paper program and for general corporate purposes.
In August 2012, as a result of the delay in filing our second quarter report on Form 10-Q and potential delay in filing our third quarter report on Form 10-Q, we sought consents from the holders of our Senior Notes to extend the due date under the Senior Note indentures for providing our Form 10-Q filings to no later than March 31, 2013. We received sufficient consents to apply this extension to all series of our publicly traded Senior Notes. We offered a cash payment of $2.50 for each $1,000 in principal amount for those note holders who consented to the extension and we paid approximately $18 million to the holders of our Senior Notes in connection with this consent solicitation, which will be recognized as an increase in interest expense over the remaining terms of the Senior Notes.  We also incurred and expensed in the three months ended September 30, 2012 other costs of $12 million in connection with the consent solicitation.
9.    Fair Value of Financial Instruments
Financial Instruments Measured and Recognized at Fair Value

We estimate fair value at a price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants in the principal market for the asset or liability.  Our valuation techniques require inputs that we categorize using a three level hierarchy, from highest to lowest level of observable inputs.  Level 1 inputs are unadjusted quoted prices in active markets for identical assets or liabilities. Level 2 inputs are quoted prices or other market data for similar assets and liabilities in active markets, or inputs that are observable for the asset or liability, either directly or indirectly through market corroboration, for substantially the full term of the financial instrument. Level 3 inputs are unobservable inputs based upon our own judgment and assumptions used to measure assets and liabilities at fair value. Classification of a financial asset or liability within the hierarchy is determined based on the lowest level of input that is significant to the fair value measurement.  Other than disclosed below under derivative instruments, we had no assets or liabilities measured and recognized at fair value on a recurring basis at September 30, 2012 and December 31, 2011.

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

WEATHERFORD INTERNATIONAL LTD. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The fair value and carrying value of our long-term debt and current portion of long-term debt is as follows:

	September 30, 2012	December 31, 2011
	(In millions)

Fair value	$8,342	$7,270
Carrying value	7,639	6,595

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
In July 2011, we entered into interest rate swap agreements to pay a variable interest rate and receive a fixed interest rate with an aggregate notional amount of $300 million.  These swaps were designated as fair value hedges of our 6.35% Senior Notes due in 2017.  In June 2012 these swaps were terminated. As a result of these terminations, we received a cash settlement of $18 million.  The gain associated with these interest rate swap terminations was deferred and is being amortized over the remaining term of our 6.35% Senior Notes as a reduction in interest expense.

As of September 30, 2012, including the gain discussed above, we had net unamortized gains of $56 million associated with interest rate swap terminations. These gains are being amortized over the remaining term of the originally hedged debt as a reduction in interest expense.

Cash Flow Hedges
In 2008, we entered into interest rate derivative instruments to hedge projected exposures to interest rates in anticipation of a debt offering.  Those hedges were terminated at the time of the issuance of the debt, and the loss on these hedges is being amortized from Accumulated Other Comprehensive Income (Loss) into interest expense over the remaining term of the debt.  As of September 30, 2012, we had net unamortized losses of $12 million associated with our cash flow hedge terminations.
Other Derivative Instruments
As of September 30, 2012, we had foreign currency forward contracts with notional amounts aggregating to $951 million. These contracts were entered into to hedge exposure to currency fluctuations in various foreign currencies.  The total estimated fair value of these contracts and amounts receivable or owed associated with closed contracts resulted in a net liability of approximately $3 million.  These derivative instruments were not designated as hedges and the changes in fair value of the contracts are recorded each period in Other, Net in the accompanying Condensed Consolidated Statements of Operations.

WEATHERFORD INTERNATIONAL LTD. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

We have cross-currency swaps between the U.S. dollar and Canadian dollar to hedge certain exposures to the Canadian dollar.  At September 30, 2012, we had notional amounts outstanding of $168 million.  The total estimated fair value of these contracts at September 30, 2012, resulted in a liability of $36 million. These derivative instruments were not designated as hedges and the changes in fair value of the contracts are recorded each period in Other, Net in the accompanying Condensed Consolidated Statements of Operations.
The fair values of outstanding derivative instruments are summarized as follows:
	September 30, 2012	December 31, 2011	Classifications
	(In millions)

Derivative assets designated as hedges:
Interest rate swaps	$—	$13	Other Assets
Derivative assets not designated as hedges:
Foreign currency forward contracts	8	20	Other Current Assets
Derivative liabilities not designated as hedges:
Foreign currency forward contracts	11	8	Other Current Liabilities
Interest rate locks	—	9	Other Current Liabilities
Cross-currency swap contracts	36	27	Other Liabilities

WEATHERFORD INTERNATIONAL LTD. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

11.    Shareholders' Equity

The following summarizes our shareholders' equity activity for the nine months ended September 30, 2012 and 2011:

	Issued Shares	Capital In Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Shares	Noncontrolling Interests	Total Shareholders' Equity
				(In millions)

Balance at December 31, 2010	$761	$4,617	$3,949	$202	$(478)	$67	$9,118

Net Income	—	—	202	—	—	10	212
Other Comprehensive Income (Loss)	—	—	—	(102)	—	—	(102)
Dividends Paid to Noncontrolling Interests	—	—	—	—	—	(22)	(22)
Shares Issued for Acquisitions	6	63	—	—	65	—	134
Equity Awards Granted, Vested and Exercised	—	(11)	—	—	68	—	57
Deconsolidation of Joint Ventures	—	—	(10)	—	—	(29)	(39)
Other	2	(2)	1	—	—	1	2
Balance at September 30, 2011	$769	$4,667	$4,142	$100	$(345)	$27	$9,360

Balance at December 31, 2011	$769	$4,675	$4,134	$80	$(334)	$21	$9,345

Net Income (Loss)	―	―	(656)	―	―	20	(636)
Other Comprehensive Income	―	―	―	83	―	—	83
Dividends Paid to Noncontrolling Interests	―	―	―	—	―	(16)	(16)
Shares Issued for Acquisitions	―	(27)	―	—	66	―	39
Equity Awards Granted, Vested and Exercised	―	(16)	―	—	51	―	35
Other	6	51	―	—	—	8	65
Balance at September 30, 2012	$775	$4,683	$3,478	$163	$(217)	$33	$8,915

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

Effective May 23, 2012, we issued 70 million registered shares to one of our subsidiaries in an internal restructuring of certain of the Company's assets.  These shares are held as treasury shares as of September 30, 2012.

12.    Earnings per Share
Basic earnings per share for all periods presented equals net income divided by the weighted average number of our shares outstanding during the period.  Diluted earnings per share is computed by dividing net income by the weighted average number of our shares outstanding during the period, adjusted for the dilutive effect of our stock options, restricted shares, performance units and warrants.  Our diluted earnings per share calculation excludes three million potential shares for both the three and nine months ended September 30, 2012, and three million and two million potential shares for the three and nine months ended September 30, 2011, respectively, due to their anti-dilutive effect. Our diluted earnings per share calculation for the nine months ended September 30, 2012  also excludes four million potential shares that would have been included if we had net income for that period, but are excluded as we had a net loss and their inclusion would have been anti-dilutive.

WEATHERFORD INTERNATIONAL LTD. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The following reconciles basic and diluted weighted average of shares outstanding:
	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
	(In millions)
Basic weighted average shares outstanding	767	754	764	751
Dilutive effect of:
Stock options, restricted shares and performance units	4	5	—	5
Warrants	—	1	—	2
Diluted weighted average shares outstanding	771	760	764	758

13.	Share-Based Compensation
We recognized the following employee share-based compensation expense during the three and nine months ended September 30, 2012 and 2011:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
		(In millions)

Share-based compensation	$17	$18	$54	$66
Related tax benefit	6	6	19	23

During the nine months ended September 30, 2012, we issued approximately one million performance units, which will vest with continued employment and if the Company meets certain market-based performance goals. The performance units have a weighted-average grant date fair value of $21.32 per share based on the Monte Carlo simulation method.  As of September 30, 2012, there was $27 million of unrecognized compensation related to our performance units.  This cost is expected to be recognized over a weighted average period of two years.
During the nine months ended September 30, 2012, we also granted two million restricted share awards at a weighted average grant date fair value of $14.35 per share.  As of September 30, 2012, there was $63 million of unrecognized compensation cost related to all of our unvested restricted share grants. This cost is expected to be recognized over a weighted average period of two years.
During 2012, our Executive Deferred Compensation Stock Ownership Plan ("EDC") was terminated, resulting in a partial distribution of vested balances under the plan. This plan contains fully paid and vested shares of the Company held in employee participant accounts. Our EDC plan was frozen in 2008, and no further benefits have accrued to participants in the plan since then. These shares were purchased in prior years using compensation deferred in prior years by participants and previously matched by the Company. Shares that were not distributed on termination will be distributed to each participant in 2017 or upon his or her earlier departure from the Company.

WEATHERFORD INTERNATIONAL LTD. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

14.    Segment Information
Financial information by segment is summarized below.  Revenues are attributable to countries based on the ultimate destination of the sale of products or performance of services.
	Three Months Ended September 30, 2012
	Net Operating Revenues	Income from Operations	Depreciation and Amortization
	(In millions)

North America	$1,725	$268	$108
MENA/Asia Pacific	700	22	90
Europe/SSA/Russia	626	88	63
Latin America	768	97	61
	3,819	475	322
Corporate and Research and Development	―	(116)	7
Other (a)	―	(44)	―
Total	$3,819	$315	$329

	Three Months Ended September 30, 2011
	Net Operating Revenues	Income from Operations	Depreciation and Amortization
	(In millions)

North America	$1,619	$352	$91
MENA/Asia Pacific	573	16	81
Europe/SSA/Russia	586	81	59
Latin America	592	70	51
	3,370	519	282
Corporate and Research and Development	—	(91)	4
Other (b)	—	(18)	—
Total	$3,370	$410	$286

(a)
The three months ended September 30, 2012 includes income tax restatement and material weakness remediation expenses of $27 million, $11 million in fees and expenses associated with our third quarter 2012 debt consent solicitation and severance, exit and other charges of $6 million.

(b)
The three months ended September 30, 2011 includes income tax restatement and material weakness remediation expenses of $9 million, $8 million for severance and exit costs and $1 million for legal and professional fees incurred in connection with our on-going governmental investigations.

WEATHERFORD INTERNATIONAL LTD. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

	Nine Months Ended September 30, 2012
	Net Operating Revenues	Income From Operations (b)	Depreciation and Amortization
	(In millions)

North America	$5,142	$852	$304
MENA/Asia Pacific	1,944	6	258
Europe/SSA/Russia	1,850	256	184
Latin America	2,221	270	175
	11,157	1,384	921
Corporate and Research and Development	―	(341)	18
Goodwill and Equity Investment Impairment	―	(793)	―
Other (a)	―	(197)	―
Total	$11,157	$53	$939

	Nine Months Ended September 30, 2011
	Net Operating Revenues	Income From Operations	Depreciation and Amortization
	(In millions)

North America	$4,323	$878	$267
MENA/Asia Pacific	1,766	58	246
Europe/SSA/Russia	1,689	207	173
Latin America (c)	1,500	140	146
	9,278	1,283	832
Corporate and Research and Development	—	(314)	15
Other (d)	—	(58)	—
Total	$9,278	$911	$847

(a)	The nine months ended September 30, 2012 includes a $100 million accrual for a loss contingency related to sanctioned country matters, income tax restatement and material weakness remediation expenses of $52 million, $11 million in fees and expenses associated with our third quarter 2012 debt consent solicitation and severance, exit and other charges of $62 million offset by a $28 million gain related to the sale of our subsea controls business.

(b)	During the nine months ended September 30, 2012, we recognized a charge for excess and obsolete inventory of $64 million attributable to each reporting segment as follows: $22 million for North America, $14 million for MENA/Asia Pacific, $20 million for Europe/SSA/Russia and $8 million for Latin America.
(c)	The nine months ended September 30, 2011 was negatively impacted by a $16 million charge due to an equity tax enacted in Colombia during the first quarter of 2011.

(d)	The nine months ended September 30, 2011 includes $35 million for severance and exit costs, income tax restatement and material weakness remediation expenses of $9 million, $9 million in connection with the termination of a corporate consulting contract and $5 million for legal and professional fees incurred in connection with our on-going governmental investigations.

Early in 2011, our operations in Libya were disrupted by civil unrest. Most employees were evacuated and steps were taken to safeguard assets within the country. Due to the ongoing hostilities, we were unable to physically verify the existence or condition of the majority of our assets in country for most of 2011 and the information available to us about those assets evolved during the year. Additionally, due to international sanctions against all entities affiliated with the Libyan government, we were unable to pursue collections of accounts receivable from a significant portion of our Libyan customers. In the fourth quarter of 2011, hostilities subsided and limited company personnel were able to re-enter the country. Additionally, we were able to engage in discussions with our customers.

Following an examination of our Libyan assets and evaluation of our accounts receivable from Libyan customers, we recognized an expense of $59 million primarily to establish a reserve for receivables, machinery and equipment and inventory in Libya. Our operations in Libya have not resumed and we are not able to predict when they will resume. Given our evacuation from the country, it may be difficult, if not impossible, for us to safeguard and recover all of our operating assets; our ability to do so will depend on the local turn of events. At September 30, 2012, we had inventory and property, plant and equipment in Libya with a carrying value of $112 million, as well as $3 million of accounts receivable. We risk loss of assets in any location where hostilities arise and persist. In these areas we also may not be able to perform the work we are contracted to perform, which could lead to forfeiture of performance bonds.

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

We have been in negotiations with the government agencies to resolve the investigation into alleged violations of the trade sanctions laws for more than a year, and these negotiations have advanced significantly.  During the quarter ended June 30, 2012, the negotiations progressed to a point where we recognized a liability for a loss contingency that we believe is probable and for which a reasonable estimate can be made. The Company estimates that the most likely amount of this loss is $100 million, although the actual amount could be greater or less, and the timing of the payment cannot yet be determined. The Company recognized a $100 million loss contingency, with no corresponding tax benefit in the quarter ended June 30, 2012 as our best estimate for the potential settlement of the sanctioned country matters.  However, uncertainties remain and therefore an exposure to loss may exist in excess of the amount accrued, pending the ultimate resolution of the investigation, and we may ultimately not reach a final settlement with the government and may proceed to litigation.  As of any potential resolution with the government, the DOJ may seek to impose modifications to business practice, that decrease our business and modifications to the Company's compliance programs, which may increase compliance costs.

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

To the extent we violated trade sanctions laws, the FCPA, or other laws or regulations, fines and other penalties may be imposed.  Because these matters are now pending before the indicated agencies, there is uncertainty as to the ultimate amount of any penalties we may pay.  We have not yet recognized a loss contingency related to these matters other than trade sanction laws, as we have not concluded that there are related losses that we believe are probable and for which a reasonable estimate can be made. However, there can be no assurance that actual fines or penalties, if any, will not have a material adverse effect on our business, financial condition, liquidity or results of operations.

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
In July 2012, the FASB issued an update to existing guidance on the impairment assessment of indefinite-lived intangibles. This update simplifies the impairment assessment of indefinite-lived intangibles by allowing companies to consider qualitative factors to determine whether it is more likely than not that the fair value of an indefinite-lived intangible asset is less than its carrying amount before performing the two step impairment review process. This new guidance is effective for fiscal years and interim periods beginning after September 15, 2012.
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
The following obligations of Weatherford Delaware were guaranteed by Weatherford Bermuda at September 30, 2012: (1) the 5.95% Senior Notes, (2) the 6.35% Senior Notes and (3) the 6.80% Senior Notes.
The following obligations of Weatherford Bermuda were guaranteed by Weatherford Delaware at September 30, 2012: (1) the revolving credit facility, (2) the 4.95% Senior Notes, (3) the 5.50% Senior Notes, (4) the 6.50% Senior Notes, (5) the 5.15% Senior Notes, (6) the 6.00% Senior Notes, (7) the 7.00% Senior Notes, (8) the 9.625% Senior Notes, (9) the 9.875% Senior Notes, (10) the 5.125% Senior Notes, (11) the 6.75% Senior Notes, (12) the 4.50% Senior Notes and (13) the 5.95% Senior Notes due 2042.
The following obligations of Weatherford Bermuda were guaranteed by Weatherford Delaware at December 31, 2011: (1) the revolving credit facility, (2) the 4.95% Senior Notes, (3) the 5.50% Senior Notes, (4) the 6.50% Senior Notes, (5) the 5.15% Senior Notes, (6) the 6.00% Senior Notes, (7) the 7.00% Senior Notes, (8) the 9.625% Senior Notes, (9) the 9.875% Senior Notes, (10) the 5.125% Senior Notes and  (11) the 6.75% Senior Notes.
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

WEATHERFORD INTERNATIONAL LTD. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Condensed Consolidating Balance Sheet
September 30, 2012
(Unaudited)
(In millions)

	Weatherford Switzerland	Weatherford Bermuda	Weatherford Delaware	Other Subsidiaries	Eliminations	Consolidation

Current Assets:
Cash and Cash Equivalents	$—	$1	$5	$359	$—	$365
Other Current Assets	5	9	176	8,632	(88)	8,734
Total Current Assets	5	10	181	8,991	(88)	9,099

Equity Investments in Affiliates	8,443	14,969	7,705	10,195	(41,312)	—
Shares Held in Parent	—	—	9	208	(217)	—
Intercompany Receivables, Net	544	2,311	—	—	(2,855)	—
Other Non-current Assets	18	46	40	13,578	—	13,682
Total Assets	$9,010	$17,336	$7,935	$32,972	$(44,472)	$22,781

Current Liabilities:
Short-term Borrowings and Current Portion of Long-term Debt	$—	$1,537	$22	$47	$—	$1,606
Accounts Payable and Other Current Liabilities	115	74	—	3,619	(88)	3,720
Total Current Liabilities	115	1,611	22	3,666	(88)	5,326

Long-term Debt	—	6,145	1,027	128	—	7,300
Intercompany Payables, Net	—	—	331	2,524	(2,855)	—
Other Non-current Liabilities	13	82	2	1,143	—	1,240
Total Liabilities	128	7,838	1,382	7,461	(2,943)	13,866

Weatherford Shareholders' Equity	8,882	9,498	6,553	25,478	(41,529)	8,882
Noncontrolling Interests	—	—	—	33	—	33
Total Liabilities and Shareholders' Equity	$9,010	$17,336	$7,935	$32,972	$(44,472)	$22,781

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

WEATHERFORD INTERNATIONAL LTD. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Condensed Consolidating Statements of Comprehensive Income
Three Months Ended September 30, 2012
(Unaudited)
(In millions)

	Weatherford Switzerland	Weatherford Bermuda	Weatherford Delaware	Other Subsidiaries	Eliminations	Consolidation

Revenues	$—	$—	$—	$3,819	$—	$3,819
Costs and Expenses	(8)	(11)	(2)	(3,483)	—	(3,504)
Operating Income (Loss)	(8)	(11)	(2)	336	—	315

Other Income (Expense):
Interest Expense, Net	—	(106)	(17)	(4)	—	(127)
Intercompany Charges, Net	13	7	(56)	36	—	—
Equity in Subsidiary Income (Loss)	65	70	128	—	(263)	—
Other, Net	—	(33)	—	8	—	(25)
Income (Loss) Before Income Taxes	70	(73)	53	376	(263)	163
(Provision) Benefit for Income Taxes	—	—	27	(113)	—	(86)
Net Income (Loss)	70	(73)	80	263	(263)	77
Noncontrolling Interests	—	—	—	(7)	—	(7)
Net Income (Loss) Attributable to Weatherford	70	(73)	80	256	(263)	70
Comprehensive Income (Loss) Attributable to Weatherford	$70	$(73)	$80	$471	$(263)	$285

Condensed Consolidating Statements of Comprehensive Income
Three Months Ended September 30, 2011
(Unaudited)
(In millions)

	Weatherford Switzerland	Weatherford Bermuda	Weatherford Delaware	Other Subsidiaries	Eliminations	Consolidation

Revenues	$—	$—	$—	$3,370	$—	$3,370
Costs and Expenses	(8)	—	(1)	(2,951)	—	(2,960)
Operating Income (Loss)	(8)	—	(1)	419	—	410

Other Income (Expense):
Interest Expense, Net	—	(90)	(22)	(3)	—	(115)
Intercompany Charges, Net	(10)	5	(42)	47	—	—
Equity in Subsidiary Income (Loss)	139	64	140	—	(343)	—
Other, Net	—	71	(1)	(96)	—	(26)
Income (Loss) from Before Income Taxes	121	50	74	367	(343)	269
(Provision) Benefit for Income Taxes	—	—	59	(204)	—	(145)
Net Income (Loss)	121	50	133	163	(343)	124
Noncontrolling Interests	—	—	—	(3)	—	(3)
Net Income (Loss) Attributable to Weatherford	121	50	133	160	(343)	121
Comprehensive Income (Loss) Attributable to Weatherford	$121	$50	$133	$(141)	$(343)	$(180)

WEATHERFORD INTERNATIONAL LTD. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Condensed Consolidating Statements of Income
Nine Months Ended September 30, 2012
(Unaudited)
(In millions)
	Weatherford Switzerland	Weatherford Bermuda	Weatherford Delaware	Other Subsidiaries	Eliminations	Consolidation

Revenues	$—	$—	$—	$11,157	$—	$11,157
Costs and Expenses	(134)	(12)	(3)	(10,955)	—	(11,104)
Operating Income (Loss)	(134)	(12)	(3)	202	—	53

Other Income (Expense):
Interest Expense, Net	—	(296)	(53)	(11)	—	(360)
Intercompany Charges, Net	(14)	22	(83)	75	—	—
Equity in Subsidiary Income (Loss)	(507)	(454)	(65)	—	1,026	—
Other, Net	(1)	(13)	(1)	(55)	—	(70)
Income (Loss) from Before Income Taxes	(656)	(753)	(205)	211	1,026	(377)
(Provision) Benefit for Income Taxes	—	—	50	(309)	—	(259)
Net Income (Loss)	(656)	(753)	(155)	(98)	1,026	(636)
Noncontrolling Interests	—	—	—	(20)	—	(20)
Net Income (Loss) Attributable to Weatherford	(656)	(753)	(155)	(118)	1,026	(656)
Comprehensive Income (Loss) Attributable to Weatherford	$(656)	$(753)	$(155)	$(35)	$1,026	$(573)

Condensed Consolidating Statements of Income
Nine Months Ended September 30, 2011
(Unaudited)
(In millions)

	Weatherford Switzerland	Weatherford Bermuda	Weatherford Delaware	Other Subsidiaries	Eliminations	Consolidation

Revenues	$—	$—	$—	$9,278	$—	$9,278
Costs and Expenses	(39)	(2)	(3)	(8,323)	—	(8,367)
Operating Income (Loss)	(39)	(2)	(3)	955	—	911

Other Income (Expense):
Interest Expense, Net	—	(264)	(69)	(8)	—	(341)
Intercompany Charges, Net	(38)	7	(46)	77	—	—
Equity in Subsidiary Income (Loss)	279	362	596	—	(1,237)	—
Other, Net	—	(10)	(1)	(56)	—	(67)
Income (Loss) from Before Income Taxes	202	93	477	968	(1,237)	503
(Provision) Benefit for Income Taxes	—	—	39	(330)	—	(291)
Net Income (Loss)	202	93	516	638	(1,237)	212
Noncontrolling Interests	—	—	—	(10)	—	(10)
Net Income (Loss) Attributable to Weatherford	202	93	516	628	(1,237)	202
Comprehensive Income (Loss) Attributable to Weatherford	$202	$93	$516	$526	$(1,237)	$100

WEATHERFORD INTERNATIONAL LTD. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Condensed Consolidating Statement of Cash Flows
Nine Months Ended September 30, 2012
(Unaudited)
(In millions)
	Weatherford Switzerland	Weatherford Bermuda	Weatherford Delaware	Other Subsidiaries	Eliminations	Consolidation

Cash Flows from Operating Activities:
Net Income (Loss)	$(656)	$(753)	$(155)	$(98)	$1,026	$(636)
Adjustments to Reconcile Net Income(Loss) to Net Cash Provided (Used) by Operating Activities:
Charges from Parent or Subsidiary	14	(22)	83	(75)	—	—
Equity in (Earnings) Loss of Affiliates	507	454	65	—	(1,026)	—
Deferred Income Tax Provision (Benefit)	—	—	(59)	95	—	36
Other Adjustments	138	(139)	325	792	—	1,116
Net Cash Provided (Used) by Operating Activities	3	(460)	259	714	—	516

Cash Flows from Investing Activities:
Capital Expenditures for Property, Plant and Equipment	—	—	—	(1,670)	—	(1,670)
Acquisitions of Businesses, Net of Cash Acquired	(29)	—	—	(127)	—	(156)
Acquisition of Intellectual Property	—	—	—	(16)	—	(16)
Acquisition of Equity Investments in Unconsolidated Affiliates	—	—	—	(8)	—	(8)
Proceeds from Sale of Assets and Businesses, Net	—	—	—	33	—	33
Capital Contribution to Subsidiary	(30)	(18)	(118)	118	48	—
Other Investing Activities	—	—	—	—	—	—
Net Cash Provided (Used) by Investing Activities	(59)	(18)	(118)	(1,670)	48	(1,817)

Cash Flows from Financing Activities:
Borrowings (Repayments) Short-term Debt, Net	—	239	—	18	—	257
Borrowings (Repayments) Long-term Debt, Net	—	1,295	(16)	(277)	—	1,002
Borrowings (Repayments) Between Subsidiaries, Net	56	(1,055)	(120)	1,119	—	—
Proceeds from Capital Contribution	—	—	—	48	(48)	—
Other, Net	—	—	—	35	—	35
Net Cash Provided (Used) by Financing Activities	56	479	(136)	943	(48)	1,294

Effect of Exchange Rate Changes on Cash and Cash Equivalents	—	—	—	1	—	1

Net Increase (Decrease) in Cash and Cash Equivalents	—	1	5	(12)	—	(6)
Cash and Cash Equivalents at Beginning of Year	—	—	—	371	—	371
Cash and Cash Equivalents at End of Year	$—	$1	$5	$359	$—	$365

WEATHERFORD INTERNATIONAL LTD. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Condensed Consolidating Statement of Cash Flows
Nine Months Ended September 30, 2011
(Unaudited)
(In millions)

	Weatherford Switzerland	Weatherford Bermuda	Weatherford Delaware	Other Subsidiaries	Eliminations	Consolidation

Cash Flows from Operating Activities:
Net Income (Loss)	$202	$93	$516	$638	$(1,237)	$212
Adjustments to Reconcile Net Income(Loss) to Net Cash Provided (Used) by Operating Activities:
Charges from Parent or Subsidiary	38	(7)	46	(77)	—	—
Equity in (Earnings) Loss of Affiliates	(279)	(362)	(596)	—	1,237	—
Deferred Income Tax Benefit	—	—	(39)	(114)	—	(153)
Other Adjustments	3	(74)	5	236	—	170
Net Cash Provided (Used) by Operating Activities	(36)	(350)	(68)	683	—	229

Cash Flows from Investing Activities:
Capital Expenditures for Property, Plant and Equipment	—	—	—	(1,120)	—	(1,120)
Acquisitions of Businesses, Net of Cash Acquired	(4)	—	—	(79)	—	(83)
Acquisition of Intellectual Property	—	—	—	(8)	—	(8)
Acquisition of Equity Investments in Unconsolidated Affiliates	—	—	—	(7)	—	(7)
Proceeds from Sale of Assets and Businesses, Net	—	—	—	24	—	24
Capital Contribution to Subsidiary	(4)	(25)	—	—	29	—
Other Investing Activities	—	—	—	(15)	—	(15)
Net Cash Provided (Used) by Investing Activities	(8)	(25)	—	(1,205)	29	(1,209)

Cash Flows from Financing Activities:
Borrowings (Repayments) Short-term Debt, Net	—	843	1	(8)	—	836
Borrowings (Repayments) Long-term Debt, Net	—	—	(13)	8	—	(5)
Borrowings (Repayments) Between Subsidiaries, Net	44	(582)	68	470	—	—
Proceeds from Capital Contribution	—	—	—	29	(29)	—
Other, Net	—	—	—	7	—	7
Net Cash Provided (Used) by Financing Activities	44	261	56	506	(29)	838

Effect of Exchange Rate Changes on Cash and Cash Equivalents	—	—	—	—	—	—

Net Increase (Decrease) in Cash and Cash Equivalents	—	(114)	(12)	(16)	—	(142)
Cash and Cash Equivalents at Beginning of Year	—	114	12	290	—	416
Cash and Cash Equivalents at End of Year	—	—	—	274	—	274

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Our Management's Discussion and Analysis of Financial Condition and Results of Operations ("MD&A") begins with an executive level overview, which provides a general description of our company today, a synopsis of industry market trends, insight into management's perspective of the opportunities and challenges we face and our outlook for the remainder of 2012.  Next, we analyze the results of our operations for the three and nine months ended September 30, 2012 and 2011, including the trends in our business and review our liquidity and capital resources.  We conclude with a discussion of our critical accounting policies and estimates and a summary of recently issued accounting pronouncements.  The "Company," "we," "us" and "our" refer to Weatherford International Ltd., a Swiss joint-stock corporation.
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

The following chart sets forth certain statistics that reflect historical market conditions:
	WTI Oil (a)	Henry Hub Gas (b)	North American Rig Count (c)	International Rig Count (c)

September 30, 2012	$92.19	$3.32	2,231	1,260
December 31, 2011	98.83	2.99	2,481	1,188
September 30, 2011	87.27	3.86	2,406	1,169

(a)	Price per barrel as of September 30 and December 31 – Source: Thomson Reuters
(b)	Price per MM/BTU as of September 30 and December 31 – Source: Thomson Reuters
(c)	Average rig count for the applicable quarter – Source: Baker Hughes Rig Count

Oil prices decreased during the first nine months of 2012, ranging from a low of $77.69 per barrel in at the end of June to a high of $109.77 per barrel at the end of February.  Natural gas prices decreased during the first nine months of 2012 and ranged from a high of $3.32 MM/BTU at the end of September to a low of $1.91MM/BTU in mid-April.  Factors influencing oil and natural gas prices during the period include hydrocarbon inventory levels, realized and expected economic growth, realized and expected levels of hydrocarbon demand, levels of spare production capacity within the Organization of Petroleum Exporting Countries ("OPEC"), weather and geopolitical uncertainty.
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
For 2012, we maintain a positive outlook with respect to increases in North American revenue and profitability.  Assuming a flat to slightly declining rig count, we expect 2012 revenue to increase modestly and operating income, excluding impairments, to increase slightly compared to 2011.  We believe the predominance of oil activity and our market share in Canada as well as the strength of oil-based activity in the United States mostly offset the declines in natural gas related activity.  Our artificial lift, formation evaluation, completion, production optimization, and wireline product lines should continue to show meaningful growth compared to 2011 and offset declines in our stimulation and chemicals product lines, where we continue to anticipate comparative weakness.
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
 We believe 2013 will be a positive year for both our North American and international operations.  We expect steady improvements in North America with some gains, both top-line and margin. Internationally, forecasts for Latin America show a very strong year and Europe/SSA/Russia and Asia Pacific are all expected to have solid growth and positive margin improvements.  MENA should return to being a positive contributor. We expect our artificial lift product line to have steady volume growth into 2013.  Pricing increases for artificial lift are expected to flatten in North America, but has room to increase in the international markets.

Results of Operations
The following charts contain selected financial data comparing our consolidated and segment results from operations for the three and nine months ended September 30, 2012 and 2011:
	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
	(In millions, except per share data)

Revenues:
North America	$1,725	$1,619	$5,142	$4,323
MENA/Asia Pacific	700	573	1,944	1,766
Europe/SSA/Russia	626	586	1,850	1,689
Latin America	768	592	2,221	1,500
	3,819	3,370	11,157	9,278

Operating Income:
North America	268	352	852	878
MENA/Asia Pacific	22	16	6	58
Europe/SSA/Russia	88	81	256	207
Latin America	97	70	270	140
Research and Development	(68)	(59)	(194)	(181)
Corporate Expenses	(48)	(32)	(147)	(133)
Goodwill and Equity Investment Impairment	―	—	(793)	—
Sanctioned Country Loss Contingency	―	—	(100)	—
Other Items	(44)	(18)	(97)	(58)
	315	410	53	911

Interest Expense, Net	(127)	(115)	(360)	(341)

Other, Net	(25)	(26)	(70)	(67)

Net Income (Loss) per Diluted Share	0.09	0.16	(0.86)	0.27

Depreciation and Amortization	329	286	939	847

 Revenues
The following chart contains consolidated revenues by product line for the three and nine months ended September 30, 2012 and 2011:
	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011

Formation Evaluation and Well Construction	56%	56%	56%	57%
Completion and Production	44%	44%	44%	43%
	100%	100%	100%	100%

Consolidated revenues increased $449 million, or 13%, in the third quarter of 2012 as compared to the third quarter of 2011. This increase outpaced the 2% decrease in average rig count over the comparable period. North America revenue increased $106 million, or 7%, in the third quarter of 2012 compared to the same quarter of the prior year. International revenues increased $343 million, or 20%, in the third quarter of 2012 as compared to the third quarter of 2011. Our artificial lift systems, drilling services, and stimulation and chemicals product lines were the strongest contributors to the increase over the year-ago period.

For the nine months ended September 30, 2012, consolidated revenues increased $1.9 billion, or 20%, as compared to the same period of the previous year.  North America revenues increased $819 million, or 19% while International revenues improved $1.1 billion, or 21%.

Operating Income

Consolidated operating income decreased $95 million or 23%, in the third quarter of 2012 as compared to the third quarter of 2011. Our operating segment's contribution to operating income was consistent with the same quarter of the prior year, but offset by a $25 million increase in research and development and corporate expenses.

For the nine months ended September 30, 2012, consolidated operating income decreased $858 million or 23% compared to the same period of the prior year primarily as a result of our $793 million goodwill and equity investment impairment charge and $100 million sanctioned country loss contingency recorded during 2012, which were partially offset by higher operating income in our segments.

Other items for the nine months ended September 30, 2012 includes a $28 million gain related to the sale of our subsea controls business, professional fees associated with our ongoing income tax remediation efforts of $52 million, $11 million in fees and expenses associated with our third quarter 2012 debt consent solicitation and severance, and exit and other charges of $62 million.

Other items for the nine months ended September 30, 2011 includes professional fees associated with our ongoing income tax remediation efforts of $9 million, $35 million for severance and exit costs, $9 million in connection with the termination of a corporate consulting contract, and $5 million for legal and professional fees incurred in connection with our on-going investigations.

Interest Expense, Net

Interest Expense, Net increased $12 million and $19 million, respectively, for the three and nine month periods ended September 30, 2012 as compared to the same periods of the prior year due to increases in our levels of indebtedness.

Income Taxes
For the three months and nine months ended September 30, 2012, we had a tax provision of $86 million and $259 million on income before taxes of $163 million and a pre-tax loss of $377 million, respectively.  Our results for the nine months ended September 30, 2012 include a $589 million goodwill impairment charge, substantially all of which was non-deductible, a $204 million equity method impairment charge and a $100 million accrual for a loss contingency, both of which are fully non-deductible.
For the three and nine months ended September 30, 2011, we had a tax provision of $145 million and $291 million on income before taxes of $269 million and $503 million, respectively. Our tax provision for the three and nine months ended September 30, 2011 includes discrete tax benefits of $12 million and $30 million, respectively.

Segment Results
North America
North American revenues increased $106 million, or 7%, in the third quarter of 2012, as compared to the third quarter of 2011 and $819 million, or 19%, during the first nine months of 2012 as compared to the same period of the prior year. These increases outpaced the changes in average North American rig count over the comparable periods. Revenues from our well construction, artificial lift and fishing and re-entry product lines were the strongest contributors to the year-over-year increase.
Operating income decreased $84 million, or 24%, in the third quarter of 2012, as compared to the third quarter of the prior year. Operating margins were 15.5% in the third quarter of 2012 and 21.7% in the third quarter of 2011 and were negatively impacted by a $29 million lower of cost or market adjustment to the carrying value of our guar inventory. Operating margins decreased 370 basis points to 16.6% for the first nine months of 2012, compared to 20.3% for the first nine months of 2011. Declines in operating margin are primarily attributable to stimulation and chemicals margin declines.

MENA/Asia Pacific
MENA/Asia Pacific revenues increased $127 million, or 22%, in the third quarter of 2012, as compared to the third quarter of 2011. Similarly, revenues increased $178 million during the first nine months of 2012 as compared to the same period in the prior year.  Our completions, stimulation and chemicals and pipeline and specialty services product lines were the strongest contributors to the increase in revenue.
Operating income increased $6 million, or 38%, in the third quarter of 2012, compared to the same quarter of the prior year. Operating margins were 3.1% in the third quarter of 2012 and 2.8% in the third quarter of 2011.  For the first nine months of 2012, operating income decreased $52 million, or 90%, compared to the same period of the prior year.  The 2012 decrease in operating income is primarily due to losses on a percentage of completion contract in Iraq.

Europe/SSA/Russia
Revenues in our Europe/SSA/Russia segment increased $40 million, or 7%, in the third quarter of 2012, compared to the same quarter of the prior year. The region realized strong performances from our pipeline and specialty services, fishing and re-entry and drilling tools product lines in the current quarter as compared to the same period of the prior year.  For the nine months ended September 30, 2012, revenues increased $161 million, or 10%, compared to the first nine months of 2011.
Operating income increased $7 million, or 9%, in the third quarter of 2012, as compared to the same quarter of 2011. Operating margins were 14.1% in the third quarter of 2012 and 13.8% in the third quarter of 2011. The increase in operating income and margins was due to an abatement noted in the increased fuel and transportation costs in Russia, relative to the prior year quarter and the realization of our strong backlog in integrated drilling, wireline, completion and artificial lift.  For the nine months ended September 30, 2012, operating margins increased from 12.3% in the same period of the prior year to 13.8%.

Latin America
Revenues in our Latin America segment increased $176 million or 30%, in the third quarter of 2012, as compared to the same quarter of the prior year due to increases in drilling, artificial lift and stimulation and chemicals.  During the nine months ended September 30, 2012, revenues increased $721 million, or 48%.
Operating income increased $27 million, or 39%, in the third quarter of 2012, over the comparable period of the prior year. Operating margins increased from 11.8% for the third quarter of 2011 to 12.6% for the third quarter of 2012.  For the nine months ended September 30, 2012, operating margins improved 290 basis points to 12.2% on the higher levels of activity.
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

Committed Borrowing Facilities
We maintain a $2.25 billion unsecured, revolving credit agreement (the "Credit Agreement") with JPMorgan Chase Bank, N.A., as administrative agent.  The Credit Agreement has a scheduled maturity date of July 13, 2016 and can be used for a combination of borrowings, support for our commercial paper program and issuances of letters of credit.  This agreement requires us to maintain a debt-to-capitalization ratio of less than 60%. In August 2012, as a result of the delay in filing our second quarter report on Form 10-Q and a potential delay in filing our third quarter report on Form 10-Q, we sought and obtained waivers to extend the due date under the Credit Agreement for providing our Form 10-Q filings to no later than March 19, 2013.  During the period in which the waiver was in effect we were subject to additional covenants and provisions primarily including one that limited our aggregate indebtedness to not more than $10 billion. We are in compliance with these covenants at September 30, 2012.
The following is a recap of our availability under our committed borrowing facility at September 30, 2012 (in millions):

Facilities	$2,250

Less:
Amount drawn	—
Commercial paper	1,235
Letters of credit	99

Availability	$916

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
Capital expenditures for 2012 are projected to be between 10% and 15% of our revenues.  The amounts ultimately spent will depend on a number of factors including the type of contracts we enter into and asset availability.  The expenditures are expected to be used primarily to support anticipated near-term growth.  Capital expenditures during the nine months ended September 30, 2012 were $1.7 billion.

Accounts Receivable Factoring
During the three and nine months ended September 30, 2012, a subsidiary in our Latin America segment factored approximately $96 million and $147 million respectively, of accounts receivables under the program we entered into in 2010.  We received $136 million in proceeds and recognized an immaterial loss on these sales.  These transactions qualified for sale accounting under the applicable accounting standards and the proceeds received through September 30, 2012 are included in operating cash flows in our Condensed Consolidated Statement of Cash Flows.   We did not factor receivables in the nine months ended September 30, 2011.

Derivative Instruments
Fair Value Hedges
We may use interest rate swaps to help mitigate exposures related to changes in the fair values of the associated debt.  Amounts paid or received upon termination of interest rate swaps accounted for as fair value hedges represent the fair value of the agreements at the time of termination and are recorded as an adjustment to the carrying value of the related debt.  These amounts are amortized as a reduction, in the case of gains, or as an increase, in the case of losses, of interest expense over the remaining term of the debt.  As of September 30, 2012, we had net unamortized gains of $56 million associated with interest rate swap terminations.
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

Cash Flow Hedges
In 2008, we entered into interest rate derivative instruments to hedge projected exposures to interest rates in anticipation of a debt offering.  Those hedges were terminated at the time of the issuance of the debt, and the loss on these hedges is being amortized from Accumulated Other Comprehensive Income (Loss) into interest expense over the remaining term of the debt.  As of September 30, 2012, we had net unamortized losses of $12 million associated with our cash flow hedge terminations.
Other Derivative Instruments
As of September 30, 2012, we had foreign currency forward contracts with notional amounts aggregating to $951 million. These contracts were entered into to hedge exposure to currency fluctuations in various foreign currencies.  The total estimated fair value of these contracts and amounts receivable or owed associated with closed contracts resulted in a net liability of approximately $3 million.  These derivative instruments were not designated as hedges and the changes in fair value of the contracts are recorded each period in Other, Net in the accompanying Condensed Consolidated Statements of Operations.
We have cross-currency swaps between the U.S. dollar and Canadian dollar to hedge certain exposures to the Canadian dollar.  At September 30, 2012, we had notional amounts outstanding of $168 million.  The total estimated fair value of these contracts at September 30, 2012, resulted in a liability of $36 million.  These derivative instruments were not designated as hedges and the changes in fair value of the contracts are recorded each period in Other, Net in the accompanying Condensed Consolidated Statements of Operations.
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

The following obligations of Weatherford Delaware were guaranteed by Weatherford Bermuda at September 30, 2012 and December 31, 2011: (1) the 5.95% Senior Notes, (2) the 6.35% Senior Notes and (3) the 6.80% Senior Notes.  The 6.625% Senior Notes were also guaranteed by Weatherford Bermuda at December 31, 2011.
The following obligations of Weatherford Bermuda were guaranteed by Weatherford Delaware at September 30, 2012: (1) the revolving credit facility, (2) the 4.95% Senior Notes, (3) the 5.50% Senior Notes, (4) the 6.50% Senior Notes, (5) the 5.15% Senior Notes, (6) the 6.00% Senior Notes, (7) the 7.00% Senior Notes, (8) the 9.625% Senior Notes, (9) the 9.875% Senior Notes, (10) the 5.125% Senior Notes, (11) the 6.75% Senior Notes, (12) the 4.50% Senior Notes and (13) the 5.95% Senior Notes due 2042.
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
Letters of Credit
We execute letters of credit and bid and performance bonds in the normal course of business. As of September 30, 2012, we had $742 million of letters of credit and bid and performance bonds outstanding, consisting of $531 million outstanding under various uncommitted credit facilities, $99 million letters of credit outstanding under our committed facilities and $112 million of performance bonds issued by financial sureties against an indemnification from us.  These obligations could be called by the beneficiaries should we breach certain contractual or performance obligations.  If the beneficiaries were to call the letters of credit under our committed facilities, our available liquidity would be reduced by the amount called.

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
Risk Factors
An investment in our registered shares involves various risks.  When considering an investment in our Company, you should consider carefully all of the risk factors described in our most recent Annual Report on Form 10-K, under the heading "Item 1A. Risk Factors" as well as the information below and other information included and incorporated by reference in this report.
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

•
A downturn in our industry could affect the carrying value of our goodwill.  As of September 30, 2012, we had approximately $3.8 billion of goodwill.  During the second quarter of 2012, we recorded a goodwill impairment charge of $589 million, precipitated by a sustained decline in the market price of the Company's registered shares.  Our estimates of the value of our goodwill could be reduced in the future as a result of various factors, including market factors, some of which are beyond our control.  Our forward-looking statements do not assume any future goodwill impairment.  Any reduction in the fair value of our businesses may result in an impairment charge and therefore adversely affect our results.

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

•
U.S. Government and internal investigations could affect our results of operations.  We are currently involved in government and internal investigations involving our operations.  We are in negotiations with the government agencies to resolve these matters, but we cannot yet anticipate with certainty the timing, outcome or possible impact of the ultimate resolution of these investigations, financial or otherwise.  The governmental agencies involved in these investigations have a broad range of civil and criminal penalties they may seek to impose against corporations and individuals for violations of trade sanction laws, the Foreign Corrupt Practices Act and other federal statutes including, but not limited to, injunctive relief, disgorgement, fines, penalties and modifications to business practices and compliance programs. In recent years, these agencies and authorities have entered into agreements with, and obtained a range of penalties against, several corporations and individuals in similar investigations, under which civil and criminal penalties were imposed, including in some cases fines and other penalties and sanctions in the tens and hundreds of millions of dollars.  We recognized a $100 million loss contingency in the quarter ended June 30, 2012 for the potential settlement of the sanctioned countries matter.  However, the timing and ultimate amount we may pay in connection with those investigations is not certain.  Under trade sanction laws, the U.S. DOJ may also seek to impose modifications to business practices that decrease our business, and modifications to compliance programs, which may increase compliance costs.  Any injunctive relief, disgorgement, fines, penalties, sanctions or imposed modifications to business practices and the on-going costs resulting from these investigations could adversely affect our results of operations.  Through September 30, 2012, we have incurred $125 million for legal and professional fees in connection with complying with and conducting these on-going investigations. This amount excludes the costs we have incurred to augment and improve our compliance function. We also have incurred $44 million from 2007 through 2009 for costs in connection with our exit from certain sanctioned countries. We may have additional charges related to these matters in future periods, which costs may include labor claims, contractual claims, penalties assessed by customers, and costs, fines, taxes and penalties assessed by local governments, but we cannot quantify those charges or be certain of the timing of them.  In addition, the SEC and DOJ are investigating the circumstances surrounding the material weakness in the Company's internal controls over financial reporting for income taxes that was disclosed on Forms 12b-25 and 8-K on March 1, 2011 and February 21, 2012, respectively, and the related restatements of our historical financial statements.  We are cooperating fully with the government investigations.

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

•
Political disturbances, war, or terrorist attacks and changes in global trade policies could adversely impact our operations.   We operate in over 100 countries, and as such are at risk of various types of political activities, including acts of insurrection, war, terrorism, nationalization of assets and changes in trade policies.  We have assumed there will be no material political disturbances or terrorist attacks and there will be no material changes in global trade policies that affect our business.  In early 2011, our operations in Libya, Algeria, Tunisia, Egypt, and to a lesser extent Yemen and Bahrain were disrupted by political revolutions and uprisings in these countries. Conflict in Libya and lesser political disturbances elsewhere in the Middle East and North Africa regions are ongoing, and our operations in Libya have not resumed. During 2011, these six countries accounted for approximately 3% of our global revenue, down from 6% in 2010.  We take steps to secure our personnel and assets in affected areas and resume or continue operations where it is safe for us to do so; our forward-looking statements assume we will do so successfully.  In Libya, we evacuated all of our non-Libyan employees and their families shortly after hostilities commenced and we have assumed our operations in Libya will not resume in the remainder of 2012.  Given our evacuation from the country, it may be difficult, if not impossible, for us to safeguard and recover all of our operating assets; our ability to do so will depend on the local turn of events.  At September 30, 2012, we had inventory and property, plant and equipment in Libya with a carrying value of $112 million, as well as $3 million of accounts receivable.  We risk loss of assets in any location where hostilities arise and persist.  In these areas we also may not be able to perform the work we are contracted to perform, which could lead to forfeiture of performance bonds.  We have assumed that cessation of business activities in other parts of the Middle East and North Africa regions due to political turmoil will be short-lived, that the negative impact on our business will not be material, and that the region will not experience further disruptive political revolution in the near term. However, if political violence were to curtail our activities in other countries in the region from which we derive greater business, such as Saudi Arabia, Iraq and Algeria, and particularly if political activities were to result in prolonged violence or conflict, we may fail to achieve the results reflected in our forward-looking statements.

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
In January 2010, the Venezuelan government announced its intention to devalue its currency and move to a two tier exchange structure.  The official exchange rate moved from 2.15 to 2.60 for essential goods and from 2.15 to 4.30 for non-essential goods and services.  Our Venezuelan entities maintain the U.S. dollar as their functional currency.  In connection with this devaluation, we incurred a charge of $64 million for the remeasurement of our net monetary assets denominated in Venezuelan bolivars at the date of the devaluation, which was not tax deductible in Venezuela.  We also recorded a $24 million tax benefit for local Venezuelan income tax purposes related to our net U.S. dollar-denominated monetary liability position in the country.  Effective January 1, 2011, the Venezuelan government again modified the fixed rate of exchange, eliminating the two tier structure and establishing 4.30 as the official exchange rate for all goods and services. This modification did not have a material impact to our financial position or results of operations.  As of September 30, 2012, we had a net monetary asset position denominated in Venezuelan bolivars of approximately $298 million comprised primarily of cash and accounts receivable.  We are continuing to explore opportunities to reduce our exposure but should another devaluation occur in the future, we may be required to take further charges related to the remeasurement of our net monetary asset position.  For example, if the Venezuela bolivar devalued by an additional 10% in the future, we would record a devaluation charge of approximately $30 million.

Assets and liabilities of entities for which the functional currency is the local currency are translated into U.S. dollars using the exchange rates in effect at the balance sheet date, resulting in translation adjustments that are reflected in Accumulated Other Comprehensive Income in the shareholders' equity section on our Condensed Consolidated Balance Sheets.  A portion of our net assets are impacted by changes in foreign currencies in relation to the U.S. dollar.  We recorded a $82 million adjustment to increase our equity account for the nine months ended September 30, 2012, to reflect the change U.S. dollar against various foreign currencies.
As of September 30, 2012, we had foreign currency forward contracts with notional amounts aggregating to $951 million, which were entered into to hedge exposure to currency fluctuations in various foreign currencies.  The total estimated fair value of these contracts at September 30, 2012, resulted in a net liability of approximately $3 million.  These derivative instruments were not designated as hedges, and the changes in fair value of the contracts are recorded each period in current earnings.
We have cross-currency swaps between the U.S. dollar and Canadian dollar to hedge certain exposures to the Canadian dollar.  At September 30, 2012, we had notional amounts outstanding of $168 million.  The total estimated fair value of these contracts at September 30, 2012, resulted in a liability of $36 million. These derivative instruments were not designated as hedges and the changes in fair value of the contracts are recorded each period in current earnings.
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

Our long-term borrowings that were outstanding at September 30, 2012 and December 31, 2011, subject to interest rate risk consist of the following:
	September 30, 2012		December 31, 2011
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(In millions)

5.95% Senior Notes due 2012	$—	$—	$273	$279
5.15% Senior Notes due 2013	295	299	297	306
4.95% Senior Notes due 2013	250	258	252	264
5.50% Senior Notes due 2016	355	386	357	386
6.35% Senior Notes due 2017	613	700	613	674
6.00% Senior Notes due 2018	497	573	498	563
9.625% Senior Notes due 2019	1,025	1,312	1,030	1,323
5.125% Senior Notes due 2020	797	874	799	861
4.50% Senior Notes due 2022	747	788	—	—
6.50% Senior Notes due 2036	595	645	596	680
6.80% Senior Notes due 2037	298	328	298	338
7.00% Senior Notes due 2038	497	567	498	556
9.875% Senior Notes due 2039	247	362	247	350
6.75% Senior Notes due 2040	596	678	598	690
5.95% Senior Notes due 2042	545	572	—	—

On April 16, 2012, we increased the size of our commercial paper program to $2.25 billion from $1.5 billion.  From time to time, we use the commercial paper program to issue short-term, unsecured notes.  Our commercial paper issuances are supported by the Credit Agreement.
We have various other long-term debt instruments of $283 million at September 30, 2012, but believe the impact of changes in interest rates in the near term will not be material to these instruments.  The carrying value of our short-term borrowings of $1.6 billion at September 30, 2012 approximates their fair value.
As it relates to our variable rate debt, if market interest rates average 1% more for the remainder of 2012 than the rates as of September 30, 2012, interest expense for the remainder of 2012 would increase approximately $4 million.  This amount was determined by calculating the effect of the hypothetical interest rate on our variable rate debt.  For purposes of this sensitivity analysis, we assumed no changes in our capital structure.
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

ITEM 4.  CONTROLS AND PROCEDURES

Income Tax Material Weakness Previously Disclosed

As disclosed in our Annual Report on Form 10-K/A and Form 10-K for the years ended December 31, 2011 and 2010, respectively, we previously identified a material weakness in our internal controls over the accounting for income taxes relating to current taxes payable, deferred tax assets and liabilities, reserves for uncertain tax positions and current and deferred tax expense.  This material weakness resulted in the restatement of our consolidated financial statements included in our Annual Reports on Form 10-K for both 2011 and 2010.  As further disclosed, we took steps during 2011 to remediate this material weakness, including:

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
Although we had designed and implemented certain new internal controls in an effort to remediate the material weakness, we continued to conclude that the material weakness was not remediated as of December 31, 2011 because our processes, procedures, controls and oversight over the income tax process were not effective to ensure that amounts related to current taxes payable, deferred tax assets and liabilities, reserves for uncertain tax positions the current and deferred income tax expense and related footnote disclosures were accurate.
During 2012, in connection with the preparation of our first and second quarter financial statements and our ongoing income tax remediation activities, we identified additional income tax errors related to prior years.  Due to the continued accumulation of these errors, the Audit Committee of our Board of Directors concluded, on July 24, 2012, that investors should no longer rely upon our previously issued financial statements. Management determined that we would delay filing restated financial statements until significant procedures and reviews of our accounting for income taxes were performed. During the third and fourth quarters of 2012, we expanded planned procedures related to the remediation of the material weakness, broadened the scope of these procedures and performed additional procedures to restate our consolidated financial statements and ensure they have been prepared in accordance with generally accepted accounting principles.  These procedures included the validation of all our income tax accounts and focused on reconciliations of our current taxes payable and deferred tax balances with the tax bases of assets and liabilities in all jurisdictions, expanded review of uncertain tax positions in all jurisdictions with an additional focus on transfer pricing activities and a further review of our accounting for withholding taxes.  As a result of these additional procedures, we identified additional errors across multiple jurisdictions that resulted in further restatement of our previously reported financial statements for the years ended December 31, 2011, 2010 and 2009 and our condensed consolidated financial statements for the first quarter of 2012 and each of the affected quarters within 2011 and 2010.
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

Remediation Plan
We believe that the additional adjustments to prior period income taxes are a result of additional procedures and improvements the Company implemented during 2012 to existing procedures or procedures implemented in 2011.  These procedures are part of our efforts to remediate the material weakness and included enhanced reviews and validation of potential uncertain tax positions reported by internal personnel, additional training and communication of potential tax exposures, enhanced procedures related to tax returns filed during 2012 to identify differences in amounts accrued, enhancements to the quarterly tax provision process and implementation of technology solutions to eliminate manual processes.  In an effort to remediate the material weakness, the Company plans to continue the implementation of its remediation plan by undertaking the following:
•
Ongoing evaluation and continued enhancement of tax department personnel and organizational structure including the use of third-party tax advisors and consultants to both assist with enhancing internal controls over financial reporting and to augment our existing tax staff until new appropriately qualified employees are hired to ensure effective preparation and review of the income tax provision, account reconciliations and analyses:

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
Material Weakness Related to Percentage of Completion Contract in Iraq

We also identified a material weakness in our internal controls related to a long-term construction contract in Iraq accounted for under the percentage-of-completion method.  We concluded that the Company's processes, procedures and internal controls were not effective to ensure that amounts related to the revenue and costs associated with this contract were accounted for in accordance with generally accepted accounting principles.   Specifically, we determined that there was: (i) a lack of internal controls over the accounting for claims; and (ii) a failure of internal controls over monitoring the contract scope of work and approval of all estimates related to project change orders.  As a result of these control deficiencies, during the first and second quarters of 2012, we included in our revenue estimates claims and unapproved change orders for the recovery of cost overruns that did not meet the recognition criteria for including claims in revenue estimates.  In addition, we failed to include in our revenue estimates liquidated damages that we are contractually obligated to pay as a result of delays in the expected completion of the project.  With the removal of these amounts from estimated revenue, the estimated costs to be incurred under the contract exceed estimated revenue to be earned under contract, and therefore the anticipated loss on the contract should have been recorded in full at each balance sheet date.  The aforementioned errors had an impact on our Operating Income of $24 million and $55 million in the first and second quarters of 2012, respectively.  We restated our first quarter financial statements and adjusted our second quarter financial statements to correct for these errors.

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

Changes in Internal Control Over Financial Reporting

Our management, including the CEO and CFO, identified no change in our internal control over financial reporting that occurred during our fiscal quarter ended September 30, 2012, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting other than the changes resulting from the income tax remediation activities described above.

PART II.  OTHER INFORMATION
ITEM 1.  LEGAL PROCEEDINGS

See Note 15 to our condensed consolidated financial statements included elsewhere in this report.

ITEM 1A.  RISK FACTORS

There have been no material changes during the quarter ended September 30, 2012 to the risk factors set forth in Part I, Item 1A in our Annual Report on Form 10-K/A for the year ended December 31, 2011.

ITEM 2.  UNREGISTERED SALES OF EQUITY IN SECURITIES AND USE OF PROCEEDS

Under our restricted share plan, employees may elect to have us withhold registered shares to satisfy minimum statutory federal, state and local tax withholding obligations arising on the vesting of restricted stock awards and exercise of options.  When we withhold these shares, we are required to remit to the appropriate taxing authorities the market price of the shares withheld, which could be deemed a purchase of shares by us on the date of withholding.  During the quarter ended September 30, 2012, we withheld shares to satisfy these tax withholding obligations as follows:

Period	No. of Shares	Average Price

July 1 – July 31, 2012	42,256	$12.57
August 1 – August 31, 2012	11,985	11.95
September 1 – September 30, 2012	26,533	12.91

ITEM 6.  EXHIBITS
Exhibit Number	Description

*31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

**32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

**32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

**101
The following materials  from Weatherford International Ltd.'s Quarterly Report on Form 10-Q for the quarter ended September 30, 2012, formatted in XBRL (Extensible Business Reporting Language): (1) the unaudited Condensed Consolidated Balance Sheets, (2) the unaudited Condensed Consolidated Statements of Operations, (3) the unaudited Condensed Consolidated Statements of Cash Flows, (4) the unaudited Condensed Consolidated Statements of Comprehensive Income and (5) related notes to the unaudited Condensed Consolidated Financial Statements.

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