Form 10-K
period 2012-12-31
Weatherford International Ltd./Switzerland
filed 2013-03-04
CIK 1453090

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
 Washington, DC 20549
Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2012
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
SIX Stock Exchange
NYSE Euronext Paris

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
Yes ☐ No ☑

The aggregate market value of the voting stock held by nonaffiliates of the registrant as of June 30, 2012 was approximately $8 billion based upon the closing price on the New York Stock Exchange as of such date.

As of February 26, 2013, there were 765,111,597 shares of Weatherford registered shares, 1.16 Swiss francs par value per share, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Certain information required to be furnished pursuant to Part III of this Annual Report on Form 10-K is incorporated by reference from the registrant's definitive proxy statement for the annual shareholder meeting to be held on June 20, 2013.

Weatherford International Ltd.
Form 10-K for the Year Ended December 31, 2012

PART I
Item 1. Business

Weatherford International Ltd., a Swiss joint-stock corporation (together with its subsidiaries, "Weatherford," the "Company," "we," "us," and "our"), is one of the world's leading providers of equipment and services used in the drilling, evaluation, completion, production and intervention of oil and natural gas wells. Many of our businesses, including those of our predecessor companies, have been operating for more than 50 years.

We operate in over 100 countries, which are located in nearly all of the oil and natural gas producing regions in the world. Our operational performance is reviewed and managed on a geographic basis, and we report the following regions as reporting segments: (1) North America, (2) Latin America, (3) Europe/Sub-Sahara Africa ("SSA") /Russia and (4) Middle East/North Africa ("MENA")/Asia Pacific.

Our headquarters are located at 4-6 Rue Jean-Francois Bartholoni, 1204 Geneva, Switzerland and our telephone number at that location is 41.22.816.1500. Our internet address is www.weatherford.com. General information about us, including our corporate governance policies, code of business conduct and charters for the committees of our Board of Directors, can be found on our web site. On our web site we make available, free of charge, our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act as soon as reasonably practicable after we electronically file or furnish them to the Securities and Exchange Commission ("SEC"). The public may read and copy any materials we have filed with the SEC at the SEC's Public Reference Room at 100 F Street, NE, Room 1580, Washington, DC 20549. Information on the operation of the Public Reference Room may be obtained by calling the SEC at 1-800-SEC-0330. The SEC maintains a website that contains our reports, proxy and information statements, and our other SEC filings. The address of that site is www.sec.gov.

The following is a summary of our business strategies and the markets we serve. We have also included a description of our products and services offered and of our competitors. Segment financial information appears in "Item 8. Financial Statements and Supplementary Data– Notes to Consolidated Financial Statements – Note 20".

Strategy

Our primary objective is to build stakeholder value through profitable growth, with disciplined, efficient use of capital and a commitment to our core values.

Principal components of our strategy include:
  Continuously improving the efficiency, productivity and quality of our products and services and their  respective delivery in order to grow revenues, operating margins and generate free cash flow from operations in all of our geographic markets at a rate exceeding underlying market activity;
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

Product Offerings

Within each of our geographic reporting segments, we group our product offerings into two product and service line groups 1) Formation Evaluation and Well Construction and 2) Completion and Production.  These groups together consist of ten service lines.

•	Formation Evaluation and Well Construction includes: Drilling Services, Well Construction, Integrated Drilling,Wireline and Evaluation Services, Drilling Tools and Re-entry and Fishing

•	Completion and Production includes: Artificial Lift Systems, Stimulation and Chemicals, Completion Systems and Pipeline and Specialty Services

With the exception of integrated drilling, our service line offerings are provided in all of our geographic segments.  Our integrated drilling service line is offered only outside of North America.

Artificial Lift Systems
Artificial lift systems are installed in oil and gas wells that do not have sufficient reservoir pressure to lift the available hydrocarbons to the surface. These systems supplement the natural reservoir pressures to produce oil or natural gas from the well. There are six principal types of artificial lift technologies used in the industry.  We are able to provide all forms of lift, including progressing cavity pumps, reciprocating rod lift systems, gas lift systems, hydraulic lift systems, plunger lift systems, hybrid lift systems.  In addition we provide electric submersible systems through an equity investment partner.  We also offer wellhead systems and production optimization.
Progressing Cavity Pumps – A progressing cavity pump (PCP) is a downhole positive displacement pump driven by coupled or continuous rod that is rotated from surface by electrical or hydraulic drive systems.   PCP systems are often the preferred artificial lift method due to their low capital and operating cost and ability to pump a wide range of fluids including those with high viscosity and abrasives.  They are used in a wide variety of production scenarios, particularly heavy oil, coal-bed methane and medium crude oil applications.

Reciprocating Rod Lift Systems – A reciprocating rod lift system is comprised of a mechanical surface unit that lifts and lowers, in a reciprocal action, a sectional or continuous rod string that creates a pumping action via a downhole rod pump.
Gas Lift Systems – Gas lift is a form of artificial lift that uses natural gas to lift oil in a producing reservoir to the surface. The process of gas lift involves the injection of natural gas into the well through an above-ground injection system and a series of downhole mandrels and gas lift valves in the production tubing string.  The injected gas lightens the pressure of the fluid in the well bore, allowing the reservoir's natural pressure to push the fluid to the surface in wells that have stopped producing and allowing greater volume in already producing wells. Gas lift systems are used primarily for offshore wells (including deepwater and ultra-deepwater) and for wells that have a high component of gas in the produced fluid or have a gas supply near the well.
Hydraulic Lift Systems – A hydraulic lift system uses a surface pump to provide the high pressure power fluid needed to operate a downhole hydraulic pump (jet or piston). Both of these types of pumps are used for producing oil wells as well as dewatering gas and coal bed methane wells.  Hydraulic pumps have been used to produce wells at rates ranging from 10-35,000 bpd in both onshore and offshore environments.
Plunger Lift Systems – Plunger lift is the only artificial lift method that requires no assistance from outside energy sources. Built up (after a short shut in period) reservoir gas pressure supplies the energy to lift the plunger (acting as a seal between expanding gas below the plunger and the liquid column above the plunger when the well is opened) and accumulated liquids to the surface. The typical system consists of a plunger (or piston), top and bottom bumper springs, a lubricator and a surface controller. The unloading sequence removes the accumulated liquid column (and resulting hydrostatic pressure) from the bottom of the tubing, resulting in maximum drawdown and reservoir inflow. Plunger lift is a low-cost, easily maintained method of lift. It is primarily used for dewatering liquid loaded gas wells.

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
Weatherford offers products for optimizing at the well, reservoir and field level. Downhole and surface electronics, communication systems, analysis software and consulting services are combined into solutions that fit the customer's specific needs for optimizing production.
Well Optimization – For wellsite intelligence, we offer surface and downhole sensors and specific controllers for each type of artificial lift. These controllers contain computers with specific logic to control the well in response to changes in the reservoir, artificial-lift equipment or well characteristics. The desktop software provides advanced analytical tools that allow the operator to make changes by controlling the well directly or by changing the parameters that the controller is using to operate the well. Our clients have the option of hosting the software system at their location or using an on-line version that provides status reports and/or analysis reports from our consultants.
Flow Measurement – We provide multiphase metering systems that measure how much oil, water, and gas is flowing in a well.  Our patented water-cut technology, used to measure relative concentrations of oil and water, helps our clients measure this critical parameter for any type of production from subsea to steam flood to stripper well.

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

Drilling Services
 These capabilities include directional drilling, Secure DrillingSM services, well testing, drilling-with-casing (DwC™) and drilling-with-liner (DwL™) systems and surface logging systems.
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

•
Rotary Steerable Systems (RSS) - These systems allow control of wellbore trajectory while maintaining continuous rotation of the drillstring at the surface. RSS technology is crucial for enabling long, step-out, directional wells and for reducing completion-running complications resulting from abrupt small-scale hole-angle changes caused by conventional drilling methods. In 2012, we introduced our MotarySteerable™ system, which combines conventional techniques to optimize directional drilling in a more economical manner. The system consists of MWD components and is controlled via an innovative technique known as targeted bit speed (TBS), in which mud flow is modulated to control bit speed.

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

Our full range of downhole equipment, such as high temperature motors, wireline steering tools, drillpipe, air rotary hammer drills, casing exit systems, downhole deployment valves and downhole data acquisition equipment, make our product offerings unique.
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
Well Construction
We provide the primary services and products required to construct a well including: tubular running services, cementation tools, liner systems, swellable products, solid tubular expandable technologies, inflatable products and aluminum alloy tubular products.

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
Swellable Products – We have combined swellable elastomer technologies with our packers and centralization technology to address well construction challenges. Our Micro-Seal™ isolation system combines swellable technology with mechanical cementing products to isolate microannular voids or discrete reservoir intervals in oil, gas and injection wells.   We have four main swellable packers offering Genisis®, Nemisis®, Morphisis®, and Genisis FT for zonal isolation.  All of these products incorporate oil swell, water swell or the industry's only customizable, dual-fluid activated swellable hybrid elastomers.
Solid Tubular Expandable Technologies – We have developed proprietary expandable tools for downhole solid tubular applications in well remediation, well completion and well construction. Our solid tubular expandable products include the MetalSkin® line and the HydraSkin™ System, MetalSkin systems are used for well cladding to shut off zones, retro-fit corroded sections of casing and strengthen existing casing. MetalSkin open-hole clad systems are used for controlling drilling hazards such as unwanted fluid loss or influx and as slim-bore drilling liners. Slim-bore and, ultimately, monobore liner systems are designed to allow significant cost reductions by reducing consumables for drilling and completion of wells, allowing use of smaller rigs and reducing cuttings removal needs. The benefits are derived because of the potential of expandable technologies to significantly reduce or eliminate the reverse-telescoping architecture inherent in traditional well construction.  The HydraSkin system is a hydraulic bottom-up expansion system that can be used for increased diameter efficiency in either planned or contingency operations.
Inflatable Products – We offer a complete line of inflatable products and accessories that are designed to provide permanent or temporary zonal isolation at any phase of a well's life. Annulus casing packers (ACP™) are run integral to the casing sting and will permanently isolate critical wellbore locations and eliminate squeeze jobs or reduce uneconomical water/gas production. In some applications, significant improvements in well economics are achieved by eliminating primary cementing, perforating and wellbore cleanup operations-resulting in lower costs and higher initial production rates. Used in conjunction with an ACP™, mechanical port collars (MPC's) are designed to allow selective placement of cement while providing fullbore access. Inflatable production packers (IPPs) provide temporary or permanent isolation between the work string and casing or open hole during drilling or production phases. IPPs are used to perform testing, stimulation and /or temporary abatement. Our inflatable portfolio provides value-driven zonal isolation solutions.

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

Our drilling tools include the following:
•	Drillpipe and related drillstem tools, drill collars, and heavyweight pipe;
•	Downhole tools to include drilling jars, shock tools and underreamers;
•	Pressure-control equipment such as blowout preventers, high-pressure valves, accumulators, adapters and choke-and-kill manifolds; and
•	Tubular handling equipment such as elevators, spiders, slips, tongs and kelly spinners.

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
Sand Screens – Sand production often results in premature failure of artificial-lift and other downhole and surface equipment and can obstruct the flow of oil and natural gas. To remedy this issue, we provide two different sand screen approaches: conventional and expandable.
•
Conventional Sand Screens – These products are used in the fluid-solid separation processes and have a variety of product applications. Our primary application of well screens is for the control of sand in unconsolidated formations.  We offer premium, pre-pack and wire-wrap sand screens. We also offer a FloReg™ line of inflow control devices that balance horizontal wellbore production, ultimately maximizing reservoir drainage. We also operate the water well and industrial screen business of Johnson Screens.  These screens are used in water well, petrochemical, wastewater treatment and surface water intake, mining and general industrial applications.  We expect to complete the sale of our Johnson Screens business in the first quarter of 2013.

•
Expandable Sand Screens (ESS) – Our ESS systems are proprietary step-change sand-control devices that reduce cost and improve production. This system aids productivity because it stabilizes the wellbore, prevents sand migration and has a larger inner diameter. ESS technology can replace complex gravel-packing techniques in many sand-control situations.

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

Wireline and Evaluation Services
Wireline and evaluation services, in concert with surface logging systems and LWD, form a data acquisition and interpretation capability that serves clients with an integrated approach to formation evaluation and reservoir characterization.  Open-hole wireline services and logging while drilling compliment laboratory-derived analysis of core and reservoir fluid samples.  When combined with geosciences consulting, this integrated capability provides the data and interpretation to reduce reservoir uncertainty and ultimately optimize production and maximize recovery.
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
•
Geoscience Services – This capability, consisting of geologists, geophysicists, and drilling, completion, production and reservoir engineers, serves as the interpretive bridge across diverse data sources to support client efforts to maximize their oil and gas assets for the life of the well — from well planning through drilling, evaluation, completion, production, intervention and, finally, abandonment.

Major computing centers in Calgary and Houston, along with branches in Europe, the Middle East, Latin America and Asia Pacific, use the latest technology to deliver data to our clients-from real-time (LWD) "geosteering" for critical well placement decisions to on-going reservoir monitoring with permanent "intelligent completion" sensors. We provide advanced reservoir solutions by incorporating open hole, cased hole and production data.
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

Integrated Evaluation Services – These services help clients plan the development of new and existing oil and gas production fields.  Specifically, a global network of laboratories provide support in terms of fluid and reservoir characterization, specialized core and fluid testing, enhanced oil recovery, rock strength and characterization, sour richness and maturity, sorption properties assessment and reservoir flow studies.

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
Petroleum Consulting – This business provides services to operators worldwide in the geoscience and engineering domain. It offers clients integrated formation evaluation and well engineering support and consultancy. The business further offers domain experts in the area of unconventional resources, geomechanics, field development planning, production optimization, well engineering and project management.

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

Wellbore Cleaning – Remnants of drilling fluid and other debris can damage equipment, jeopardize well completion or even shorten a well's lifespan. A cost-effective alternative to workovers, Weatherford's CLEARMAX™ wellbore cleaning services incorporate specialized chemical, hydraulic and mechanical technologies to remove lingering debris, safely and efficiently.

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

Cement Services – Includes CHEMVIEW and CHEMPRO software to analyze each job to ensure the best application for each situation.  Our new fleet of cement pumping equipment includes high-horsepower pump trailers, batch mixers, two-pod blended cement trailers and a four-pod sand storage trailer, all with the latest in technology and design features and chemical additive technology for improved operation and performance.

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

Drilling Fluids – Our drilling fluids service line is engaged in the provision of drilling fluids, completion fluids and other related services.  The main functions of drilling fluids include providing hydrostatic pressure to prevent formation fluids from entering into the well bore, keeping the drill bit cool and clean during drilling,  removing drill cuttings and suspending the drill cuttings while drilling is paused and the drilling assembly is brought in and out of the hole.  We also provide waste management services which separate and manage drill cuttings produced by the drilling process.  Drill cuttings are usually contaminated with petroleum or drilling fluids, and must be disposed of in an environmentally safe manner.

Integrated Drilling
We offer project management services to our clients by providing a number of products and services needed to drill and complete a well, including the rig.  All of our land drilling rigs are located outside of North America.
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

Customers

Substantially all of our customers are engaged in the energy industry.  Most of our international sales are to large international or national oil companies and these sales have resulted in a concentration of receivables from certain national oil companies in Latin America.  As of December 31, 2012 our receivables from Latin America customers accounted for 39% of our net outstanding accounts receivable balance with $373 million due from Petroleos de Venezuela, S.A. ("PDVSA") and $475 million from Petroleos Mexicanos ("Pemex").  During 2012, 2011 and 2010, no individual customer accounted for more than 10% of our consolidated revenues.

Research, Development and Patents

We maintain world-class technology and training centers throughout the world. Our 34 research, development and engineering facilities are focused on improving existing products and services and developing new technologies to meet customer demands for improved drilling performance and enhanced reservoir productivity. Our expenditures for research and development totaled $257 million in 2012, $245 million in 2011 and $216 million in 2010.

As many areas of our business rely on patents and proprietary technology, we seek patent protection both inside and outside the U.S. for products and methods that appear to have commercial significance. In the U.S., we currently have approximately 1,500 patents issued and approximately 500 pending. We have approximately 3,100 patents issued in international jurisdictions and over 1,400 pending. We amortize patents over the years that we expect to benefit from their existence, which is limited by the life of the patent, and ranges from three to 20 years.

Although in the aggregate our patents are important to the manufacturing and marketing of many of our products and services, we do not believe that the loss of any one of our patents would have a material adverse effect on our business.

Seasonality

Weather and natural phenomena can temporarily affect the level of demand for our products and services. Spring months in Canada and winter months in the North Sea and Russia tend to affect operations negatively. Additionally, heavy rains or an exceedingly cold winter in a given region may impact our reported results. The widespread geographical locations of our operations serve to mitigate the impact of the seasonal nature of our business.

Federal Regulation and Environmental Matters

Our operations are subject to federal, state and local laws and regulations relating to the energy industry in general and the environment in particular.

Our 2012 expenditures to comply with environmental laws and regulations were not material, and we currently do not expect the cost of compliance with environmental laws and regulations for 2013 to be material.

Employees

At December 31, 2012, we employed approximately 70,000 employees. Certain of our operations are subject to union contracts. These contracts cover approximately 19% of our employees. We believe that our relationship with our employees is generally satisfactory.

Forward-Looking Statements

This report, as well as other filings made by us with SEC, and our releases issued to the public contain various statements relating to future financial performance and results, including certain projections, business trends and other statements that are not historical facts. We believe these statements constitute "Forward-Looking Statements" as defined in the Private Securities Litigation Reform Act of 1995. These forward-looking statements generally are identified by the words "believe," "project," "expect," "anticipate," "estimate," "intend," "strategy," "plan," "may," "should," "could," "will," "would," "will be," "will continue," "will likely result," and similar expressions, although not all forward-looking statements contain these identifying words.

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

Currency fluctuations could have a material adverse financial impact on our business. A material change in currency rates in our markets could affect our future results as well as affect the carrying values of our assets. Any hedging activity in which we engage may not adequately protect us from these fluctuations. The terms and size of our hedges are based on the information available to us at the time we enter into them. As a result, our hedging activity may not entirely off set our exposures. World currencies have been subject to significant volatility. Due to volatility we may be unable to enter into foreign currency contracts at a reasonable cost. As we are not able to predict changes in currency valuations, our forward-looking statements assume no material impact from future changes in currency exchange rates.

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

Increases in the prices and availability of our raw materials could affect our results of operations. We use large amounts of raw materials (including steel and other metals, chemicals, plastics, polymers and energy inputs) for manufacturing our products and some of our fixed assets. The price of these raw materials has a significant impact on our cost of producing products for sale or constructing fixed assets used in our business. We have assumed the prices of our raw materials will remain within a manageable range and will be readily available. If we are unable to obtain necessary raw materials or if we are unable to minimize the impact of increased raw material costs or to realize the benefit of cost decreases in a timely fashion through our supply chain initiatives or pricing, our margins and results of operations could be adversely affected.

Our ability to manage our supply chain and business processes could affect our projected results. We have undertaken efforts to improve our supply chain inventory, invoicing and collection processes and procedures. These undertakings include costs which we expect will result in long-term benefits for our business processes. Our forward-looking statements assume we will realize the benefits of these efforts.

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

Nonrealization of expected benefits from our redomestication could affect our projected results. We operate through our various subsidiaries in numerous countries throughout the world including the United States. During the first quarter of 2009, we completed a transaction in which our former Bermuda incorporated parent company became a wholly-owned subsidiary of Weatherford Switzerland, a Swiss joint-stock company and holders of common shares of the Bermuda company received one registered share of Weatherford Switzerland in exchange for each common share they held. Consequently, we are or may become subject to changes in tax laws, treaties or regulations or the interpretation or enforcement thereof in the U.S., Bermuda, Switzerland or any other jurisdictions in which we or any of our subsidiaries operate or are resident. Our income tax expense is based upon our interpretation of the tax laws in effect in various countries at the time that the expense was incurred. If the U.S. Internal Revenue Service or other taxing authorities do not agree with our assessment of the effects of such laws, treaties and regulations, this could have a material adverse effect on us, including the imposition of a higher effective tax rate on our worldwide earnings. In addition, our realization of expected tax benefits is based upon the assumption that we take successful planning steps and that we maintain and execute adequate processes to support our planning activities. If we fail to do so, we may not achieve the expected benefits.

Nonrealization of expected reductions in our effective tax rate could affect our projected results. We operate in over 100 countries and our income in these jurisdictions is taxed on differing bases including net income actually earned, net income deemed earned and revenue based tax withholding. We expect to achieve significant reductions in our effective tax rate through the implementation of certain tax strategies, changes to our operational structures and realization of certain tax benefits. Our ability to achieve reductions in our effective tax rate can be impacted by changes in or interpretation of tax laws, changes in estimates and assumptions regarding the scope of future operations and results achieved and the timing and nature of and expenditures incurred. Our forward looking statements assume we will achieve reductions in our effective tax rate.

Nonrealization of expected benefits from our acquisitions or business dispositions could affect our projected results. We expect to gain certain business, financial and strategic advantages as a result of business acquisitions we undertake, including synergies and operating efficiencies. Our forward-looking statements assume that we will successfully integrate our business acquisitions and realize the benefits of those acquisitions. Further, we may from time to time undertake to dispose of businesses or capital assets that are no longer core to our long-term growth strategy or to achieve corporate strategic goals and the disposition of which may improve our capital structure. Our forward-looking statements assume that if we decide to dispose of a business or asset we will find a buyer willing to pay a price we deem favorable to Weatherford and that we will successfully dispose of the business or asset. Our inability to complete dispositions timely and at attractive prices may impair our ability to improve our capital structure as rapidly as our forward-looking statements may indicate.

A downturn in our industry could affect the carrying value of our goodwill. As of December 31, 2012, we had approximately $3.9 billion of goodwill. During the second quarter of 2012, we recorded a goodwill impairment charge of $589 million, precipitated by a sustained decline in the market price of the company's registered shares.   We could recognize additional impairments of our goodwill in the future as a result of various factors, including the impact to our projections from the dispositions of businesses and market factors, some of which are beyond our control. Our forward-looking statements do not assume any future goodwill impairment. Any reduction in the fair value of our businesses may result in an impairment charge and therefore adversely affect our results.

Adverse weather conditions in certain regions could affect our operations. From time to time, hurricanes, typhoons and severe weather impact our operations in the Gulf of Mexico and Southeast Asia. These storms and associated threats reduce the number of days on which we and our customers operate which results in lower revenues than we otherwise would have achieved. Our Canadian operations, particularly in the second quarter of each year, may vary greatly depending on the timing of "break-up", or the spring thaw, which annually results in a period in which conditions are not conducive to operations. Similarly, unfavorable weather in Russia, Caspian, China, Mexico, Australia and in the North Sea, as well as exceedingly cold winters in other areas of the world, could reduce our operations and revenues from these areas during the relevant period. Our forward-looking statements assume weather patterns in our primary areas of operations will be conducive to our operations.

U.S. Government and internal investigations could affect our results of operations. We are currently involved in government and internal investigations involving our operations and we are in negotiations with the government agencies to resolve these matters.   The governmental agencies involved in these investigations have a broad range of civil and criminal penalties they may seek to impose against corporations and individuals for violations of trade sanction laws, the Foreign Corrupt Practices Act and other federal statutes including, but not limited to, injunctive relief, disgorgement, fines, penalties and modifications to business practices and compliance programs.  As a result, beyond the sanctioned countries matter for which we have recognized a loss contingency, we cannot yet anticipate the timing, outcome or possible impact of the ultimate resolution of these investigations, financial or otherwise.  In recent years, the governmental agencies and authorities involved in these investigations have entered into agreements with, and obtained a range of penalties against, several corporations and individuals in similar investigations, under which civil and criminal penalties were imposed, including in some cases fines and other penalties and sanctions in the tens and hundreds of millions of dollars. We recognized a $100 million loss contingency in the quarter ended June 30, 2012 for the potential settlement of the sanctioned countries matter.  However, the timing and ultimate amount we may pay in connection with those investigations is not certain. The SEC and Department of Justice  ("DOJ") likely will seek to impose penalties of some amount against us for past conduct, but the ultimate amount of any penalties we may pay currently cannot be reasonably estimated. The SEC and  DOJ may also seek to impose modifications to business practices that decrease our business, and modifications to compliance programs, which may increase compliance costs. Any injunctive relief, disgorgement, fines, penalties, sanctions or imposed modifications to business practices and the on-going costs resulting from these investigations could adversely affect our results of operations. We may have additional charges which may include labor claims, contractual claims, penalties assessed by customers, and costs, fines, taxes and penalties assessed by local governments, but we cannot quantify those charges or be certain of their timing. In addition, the SEC and DOJ are investigating the circumstances surrounding the material weakness in the Company's internal controls over financial reporting for income taxes that was disclosed on Forms 8-K on March 1, 2011, February 21, 2012 and July 24, 2012 and the related restatements of our historical financial statements. We are cooperating fully with the government investigations.

Failure in the future to ensure on-going compliance with certain laws could affect our results of operations. In 2009, we substantially augmented our compliance infrastructure with increased staff and more rigorous policies, procedures and training of our employees regarding compliance with applicable anti-corruption laws, trade sanctions laws, import/export laws and other applicable laws. As part of this effort, we now undertake audits of our compliance performance in various countries. Our forward-looking statements assume that our compliance efforts will be successful and that we will comply with our internal policies and applicable laws regarding these issues. Our failure to do so could result in additional enforcement action in the future, the results of which could be material and adverse to us.

Political disturbances, war, or terrorist attacks and changes in global trade policies could adversely impact our operations. We operate in over 100 countries, and as such are at risk of various types of political activities, including acts of insurrection, war, terrorism, nationalization of assets and changes in trade policies. We have assumed there will be no material political disturbances or terrorist attacks and there will be no material changes in global trade policies that affect our business. In early 2011, our operations in Libya, Algeria, Tunisia, Egypt, and to a lesser extent Yemen and Bahrain were disrupted by political revolutions and uprisings in these countries. Conflict in Libya and lesser political disturbances elsewhere in the Middle East and North Africa regions are on-going, and our operations in Libya have not completely resumed. We risk loss of assets in any location where hostilities arise and persist. In these areas we also may not be able to perform the work we are contracted to perform, which could lead to forfeiture of performance bonds. We have assumed that cessation of business activities in other parts of the Middle East and North Africa regions due to political turmoil will be short-lived, that the negative impact on our business will not be material, and that the region will not experience further disruptive political revolution in the near term. However, if political violence were to curtail our activities in other countries in the region from which we derive greater business, such as Saudi Arabia, Iraq and Algeria, and particularly if political activities were to result in prolonged violence or conflict, we may fail to achieve the results reflected in our forward-looking statements.

The material weakness in accounting for income taxes could have an adverse effect on our share price or our debt ratings and our ability to report our financial information timely and accurately. If we are unable to effectively remediate this material weakness, we could lose investor confidence in the accuracy and completeness of our financial reports, which could have an adverse effect on our share price and could subject us to additional potentially costly shareholder litigation or government inquiries. Further, if we are unable to effectively remediate this material weakness, our failure to do so could limit our ability to obtain financing, harm our reputation or result in debt rating agencies adjusting the ratings on our debt downward. Our forward-looking statements assume we will be able to remediate the material weakness and will maintain an effective internal control environment in the future.

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

Finally, our future results will depend upon various other risks and uncertainties, including, but not limited to, those detailed in our other filings with the SEC under the Securities Exchange Act of 1934, as amended, and the Securities Act of 1933, as amended. For additional information regarding risks and uncertainties, see our other filings with the SEC. Our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act of 1934 are made available free of charge on our website www.weatherford.com as soon as reasonably practicable after we have electronically filed the material with, or furnished it to, the SEC.

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

In the ordinary course of business, we become the subject of various claims and litigation. We maintain liability insurance, which includes insurance against damage to people, property and the environment, up to maximum limits of $600 million, subject to self-insured retentions and deductibles.

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

We conduct some of our business using fixed-fee or turn-key contracts, which subject us to risks associated with cost over-runs, operating cost inflation and potential claims for liquidated damages.

We conduct our business under various types of contracts, including in some cases fixed-fee or turn-key contracts where we estimate costs in advance of our performance.  We price these types of contracts based in part on assumptions including prices and availability of labor, equipment and materials as well as productivity, performance and future economic conditions.  If our cost estimates prove inaccurate, there are errors or ambiguities as to contract specifications or if circumstances change due to, among other things, unanticipated technical problems, difficulties in obtaining permits or approvals, changes in local laws or labor conditions, weather delays, changes in the costs of equipment and materials or our suppliers' or subcontractors' inability to perform, then cost over-runs may occur. We may not be able to obtain compensation for additional work performed or expenses incurred in all cases.  Additionally, in some contracts we may be required to pay liquidated damages if we do not achieve schedule or performance requirements of our contracts. Our failure to accurately estimate the resources and time required for fixed-fee contracts or our failure to complete our contractual obligations within the time frame and costs committed could result in reduced profits or a loss for that contract. If the contract is significant, or we encounter issues that impact multiple contracts, cost over-runs could have a material adverse effect on our business, financial condition and results of operations.

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

In early 2011, our operations in Libya, Algeria, Tunisia, Egypt, and to a lesser extent Yemen and Bahrain were disrupted by political revolutions and uprisings in these countries. Conflict in Libya and lesser political disturbances elsewhere in the Middle East and North Africa regions are on-going, and our operations in Libya have not fully resumed.  During 2012, these six countries accounted for 2% of our global revenue, down from 3% in 2011 and 6% in 2010.

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

We were able to secure our assets and rigs and restart our operations base in Libya in the fourth quarter of 2012. We are not able to predict when operations will resume to a material extent and expect a gradual increase in activities through 2013.  We are still monitoring the situation and have not returned to full operation.  At December 31, 2012, we had inventory, property, plant and equipment with a carrying value of approximately $111 million in Libya, as well as $9 million of accounts receivable. We risk loss of assets in any location where hostilities arise and persist. In these areas we also may not be able to perform the work we are contracted to perform, which could lead to forfeiture of performance bonds.

We are involved in several governmental and internal investigations, which are costly to conduct, have resulted in a loss of revenue and may result in substantial financial penalties.

We are currently involved in government and internal investigations.

Until 2003, we participated in the United Nations oil-for-food program governing sales of goods and services into Iraq. The DOJ and the SEC have undertaken investigations of our participation in the oil-for-food program and have subpoenaed certain documents in connection with these investigations. We have cooperated fully with these investigations. We have retained legal counsel, reporting to our audit committee, to investigate this matter. We have been in negotiations with the government agencies to resolve these matters for more than a year.  While these negotiations have advanced during the first quarter of 2013, we cannot yet anticipate the timing, outcome or possible impact of the ultimate resolution of the investigations, financial or otherwise.

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

In light of these investigations, the U.S. and foreign policy environment and the inherent uncertainties surrounding these countries, we decided in September 2007 to direct our foreign subsidiaries to discontinue doing business in countries that are subject to comprehensive U.S. economic and trade sanctions, specifically Cuba, Iran, and Sudan, as well as Syria. Effective September 2007, we ceased entering into any new contracts in these countries and began an orderly discontinuation and winding down of our existing business in these sanctioned countries. Effective March 31, 2008, we substantially completed our winding down of business in these countries. We subsequently conducted further withdrawal activities, pursuant to the licenses issued by OFAC, which have now ceased. Certain of our subsidiaries continue to conduct business in countries such as Myanmar which was subject to more limited trade sanctions until 2012.

We have been in negotiations with the government agencies to resolve the investigation into alleged violations of the trade sanctions laws for more than a year, and these negotiations have advanced significantly.  During the quarter ended June 30, 2012, the negotiations progressed to a point where we recognized a liability for a loss contingency that we believe is probable and for which a reasonable estimate can be made. The Company estimates that the most likely amount of this loss is $100 million, although the actual amount could be greater or less, and the timing of the payment cannot yet be determined. The Company recognized a $100 million loss contingency in the quarter ended June 30, 2012 for the potential settlement of the sanctioned country matters.  However, uncertainties remain and therefore an exposure to loss may exist in excess of the amount accrued, pending the ultimate resolution of the investigation, and we may not ultimately not reach a final settlement with the government and may proceed to litigation.

The DOJ and SEC are investigating our compliance with the Foreign Corrupt Practices Act ("FCPA") and other laws worldwide. We have retained legal counsel, reporting to our audit committee, to investigate these matters and to cooperate fully with the DOJ and SEC. As part of our investigations, we have uncovered potential violations of U.S. law in connection with activities in several jurisdictions. We have been in negotiations with the government agencies to resolve these matters for more than a year.  While these negotiations have advanced during the first quarter of 2013, we cannot yet anticipate the timing, outcome or possible impact of the ultimate resolution of the investigations, financial or otherwise.

The DOJ, SEC and other agencies and authorities have a broad range of civil and criminal penalties they may seek to impose against corporations and individuals for violations of trade sanctions laws, the FCPA and other federal statutes including, but not limited to, injunctive relief, disgorgement, fines, penalties and modifications to business practices and compliance programs. In recent years, these agencies and authorities have entered into agreements with, and obtained a range of penalties against, several corporations and individuals in similar investigations, under which civil and criminal penalties were imposed, including in some cases fines and other penalties and sanctions in the tens and hundreds of millions of dollars. Any injunctive relief, disgorgement, fines, penalties, sanctions or imposed modifications to business practices resulting from these investigations could adversely affect our results of operations, and the cost of our investigations have been significant.  As with any potential resolution with the government, the government may seek to impose modifications to business practices, that decrease our business and modifications to the Company's compliance programs, which may increase compliance costs.

To the extent we violated trade sanctions laws, the FCPA, or other laws or regulations, fines and other penalties may be imposed.  Because these matters are now pending before the indicated agencies, there is some uncertainty as to the ultimate amount of any penalties we may pay.  We have not yet recognized a loss contingency related to these matters other than trade sanction laws, as we have not concluded that there are related losses that we believe are probable and for which a reasonable estimate can be made. However, there can be no assurance that actual fines or penalties, if any, will not have a material adverse effect on our business, financial condition, liquidity or results of operations.

The SEC and DOJ are investigating the circumstances surrounding the material weakness in the Company's internal controls over financial reporting for income taxes that was disclosed on Forms 8-K and 12b-25 on March 1, 2011, February 21, 2012 and July 24, 2012, and the subsequent restatements of our historical financial statements.  In addition, the SIX Exchange Regulation, one of the regulatory bodies of the SIX Swiss Exchange, opened an investigation of similar matters.
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

In January 2010, the Venezuelan government announced its intention to devalue its currency and move to a two-tier exchange structure. The official exchange rate moved from 2.15 to 2.60 for essential goods and from 2.15 to 4.30 for non-essential goods and services. Our Venezuelan entities maintain the U.S. dollar as their functional currency. In connection with this devaluation, we incurred a charge of $64 million for the remeasurement of our net monetary assets denominated in Venezuelan bolivars at the date of the devaluation, which was not tax deductible in Venezuela. We also recorded a $24 million tax benefit for local Venezuelan income tax purposes related to our net U.S. dollar-denominated monetary liability position in the country. Effective January 1, 2011, the Venezuelan government again modified the fixed rate of exchange, eliminating the two-tier structure and establishing 4.30 as the official exchange rate for all goods and services. This modification did not have a material impact to our financial position or results of operations. As of December 31, 2012, we had a net monetary asset position denominated in Venezuelan bolivars of approximately $265 million comprised primarily of cash and accounts receivable. On February 8, 2013, the Venezuelan government announced its intention to devalue its currency effective February 13, 2013 at which time the official exchange rate moved from 4.30 per dollar to 6.30 per dollar for all goods and services. In connection with this devaluation, we expect to recognize a charge of approximately $100 million $(60 million net of tax) in the first quarter of 2013 for the remeasurement of our net monetary assets denominated in the Venezuelan bolivar at the date of the devaluation. We are continuing to explore opportunities to reduce our exposure but should additional devaluation occur in the future, we may be required to take further charges related to the remeasurement of our net monetary asset position.

Customer credit risks could result in losses.

The concentration of our customers in the energy industry may impact our overall exposure to credit risk as customers may be similarly affected by prolonged changes in economic and industry conditions. Those countries that rely heavily upon income from hydrocarbon exports would be hit particularly hard by a drop in oil prices. Further, laws in some jurisdictions in which we operate could make collection difficult or time consuming. We perform on-going credit evaluations of our customers and do not generally require collateral in support of our trade receivables. While we maintain reserves for potential credit losses, we cannot assure such reserves will be sufficient to meet write-offs of uncollectible receivables or that our losses from such receivables will be consistent with our expectations.

Our business in Venezuela subjects us to actions by the Venezuelan government or our primary customer which could have a material adverse effect on our liquidity, consolidated results of operations and consolidated financial condition.

We believe there are risks associated with our operations in Venezuela. Our future results of our Venezuelan operations may be adversely affected by many factors, including our ability to take actions to mitigate the effect of a further devaluation of the Venezuelan bolivar, the foreign currency exchange rate and exchange controls, other actions of the Venezuelan government and general economic conditions such as continued inflation and future customer payments and spending. We may also continue to see a delay in receiving payment on our receivables from our primary customer in Venezuela. If our customer further delays paying or fails to pay a significant amount of our outstanding receivables, or if there is a major action by the Venezuelan government, it could have a material adverse effect on our liquidity, consolidated results of operations and consolidated financial condition.

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

Credit rating agencies could lower our corporate credit ratings.

Credit rating agencies could downgrade our credit ratings. If our credit ratings are lowered to non-investment grade levels this could limit our ability to refinance our existing debt, could cause us to refinance or issue debt with less favorable terms and conditions and could increase certain fees and interest rates of our borrowings. Suppliers and financial institutions may lower or eliminate the level of credit provided through payment terms or intraday funding when dealing with us thereby increasing the need for higher levels of cash on hand, which would decrease our ability to repay debt balances. In December 2012 Standard & Poor's downgraded their rating of our senior unsecured debt to BBB- with a stable outlook and Moody's Investors Service currently has such debt rated Baa2 with a negative outlook.

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

We have identified a material weakness in our internal control over the accounting for income taxes, and cannot assure you that additional material weaknesses will not be identified in the future. Our failure to implement and maintain effective internal control over financial reporting could result in material misstatements in our financial statements which could require us to restate financial statements, cause investors to lose confidence in our reported financial information and could have an adverse effect on our share price or our debt ratings.

Management, through documentation, testing and assessment of our internal control over financial reporting, has concluded that our internal control over financial reporting had a material weakness in accounting for income taxes as of December 31, 2010, 2011 and 2012. See Item 9A - Controls and Procedures. If we are unable to effectively remediate this material weakness, or if we identify one or more additional material weaknesses in the future, investors could lose confidence in the accuracy and completeness of our financial reports, which could have an adverse effect on our share price or our debt ratings.

Our multi-national tax structure is complex, and we have restated our previously reported provision for income taxes three times since 2009. The existence of a material weakness in our internal control over the accounting for income taxes increases the risk that we will not be able to obtain the expected benefits of our tax structure. In the course of remediating the material weakness, we may find additional historical errors in our accounting for income taxes or discover new facts that cause us to reach different conclusions with respect to uncertain tax positions or otherwise change our existing opinion of these matters. This could result in increased tax expense for historical periods and reduced net current and deferred tax assets, which could have an adverse effect on our financial results and our share price or our debt ratings.

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

During the first quarter of 2009, we redomesticated from Bermuda to Switzerland. There are frequently legislative proposals in the United States that attempt to treat companies that have undertaken similar transactions as U.S. corporations subject to U.S. taxes or to limit the tax deductions or tax credits available to United States subsidiaries of these corporations. The realization of the tax benefit of our 2002 reorganization from Delaware to Bermuda and our 2009 redomestication from Bermuda to Switzerland could be impacted by changes in tax laws, tax treaties or tax regulations or the interpretation or enforcement thereof or differing interpretation or enforcement of applicable law by the U.S. Internal Revenue Service or other taxing jurisdictions. The inability to realize this benefit could have a material impact on our financial statements.

The anticipated benefits of moving our principal executive offices to Switzerland  in 2009 may not be realized, and difficulties in connection with maintaining our principal executive offices could have an adverse effect on us.

In connection with our 2009 redomestication to Switzerland, we relocated our principal executive offices from Houston, Texas to Geneva, Switzerland. We face  difficulties in retaining and attracting officers, key personnel and other employees and challenges in maintaining our executive offices in a country different from the country where other employees, including corporate support staff, are located. Management is also required to devote time to the redomestication and related matters, which could otherwise be devoted to focusing on on-going business operations and other initiatives and opportunities. In addition, we may not realize the benefits we anticipated from the redomestication, including the benefit of moving to a location that is more centrally located within our area of worldwide operations. Any such difficulties could have an adverse effect on our business, results of operations or financial condition.

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

We hold shareholders meetings in Switzerland, which may make attendance in person more difficult for some investors. For shareholders meetings for the transaction of any business other than removal of a director or certain other specified resolutions, a quorum comprises at least one-third of the registered shares recorded in the share register and entitled to vote (and at least two-thirds of the registered shares recorded in the share register and entitled to vote for the removal of directors and certain other specified resolutions).

The delayed filing of our  quarterly reports for the periods ended June 30 and September 30, 2012 could result in additional costs and limit our access to the capital markets

The restatement of our historical financial statements resulted in our inability to file quarterly reports for certain 2012 interim periods by the regulatory due dates for those reports. Such action resulted in the loss of our "Well-known Seasoned Issuer" status under SEC regulations.  Additionally, we are no longer eligible to use a "Short-form" registration statement on Form S-3.  As a result, accessing capital markets during 2013, should we need to do so, may be more costly and time consuming.

Item 1B. Unresolved Staff Comments
None.

Item 2. Properties

Our operations are conducted in over 100 countries and we have manufacturing facilities and sales, service and distribution locations throughout the world. The following table describes our major facilities as of December 31, 2012:

Location	Owned/ Leased	Principal Services and Products Offered or Manufactured
North America:
New Brighton, Minnesota	Owned	Water well and industrial screens
Nisku, Alberta, Canada	Owned	Conventional pumping units, drilling services, fishing and wireline
Pasadena, Texas	Leased	Warehouse, stocking
San Antonio, Texas	Leased	Fracturing and wellhead
Schriever, Louisiana	Owned	Cementation manufacturing, plant and well construction services
Williston, North Dakota	Owned	Drilling services, fishing, pumping, wireline, well completion

Latin America:
Ciudad Del Carmen, Mexico	Leased	Downhole services, direct drilling, cementation, fishing
Ciudad Ojeda, Venezuela	Owned	Artificial lift systems
Reynosa, Mexico	Leased	Cased hole completion, drilling tools, fishing and well testing
Rio de Janeiro, Brazil	Owned	Conventional pumping units, manufacturing and service center
Poza Rica, Mexico	Leased	Integrated drilling
Venustiano Carranza, Mexico	Owned	Office, warehouse, housing area

Europe/SSA/Russia:
Langenhagen, Germany	Leased	Manufacturing
Lukhovitsy, Russia	Owned	Pipeline and specialty services
Nizhnevartovsk, Russia	Owned	Drilling, sidetracking, wireline, fishing, well workover and tool rental
Stavanger, Norway	Leased	Casing exit, cementing, directional drilling and fishing

MENA/Asia Pacific:
Abu Dhabi, UAE	Leased	Manufacturing
Dharan, Saudi Arabia	Leased	Fishing, directional drilling, gas lift systems
Jebel Ali, Dubai	Leased	Drilling fluids, fishing, workshop, wellhead service center
Shifang, China	Owned	Pump jacks and wellhead

Corporate:
Geneva, Switzerland	Leased	Headquarters
Houston, Texas	Leased	Corporate offices

Item 3. Legal Proceedings

In the ordinary course of business, we are the subject of various claims and litigation. We maintain insurance to cover many of our potential losses, and we are subject to various self-retention limits and deductibles with respect to our insurance.

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
  "Item 8. Financial Statements and Supplementary Data – Notes to Consolidated Financial Statements– Note 18 — Disputes, Litigation and Contingencies".

Although we are subject to various on-going items of litigation, we do not believe it is probable that any of the items of litigation to which we are currently subject will result in any material uninsured losses to us. It is possible, however, an unexpected judgment could be rendered against us in the cases in which we are involved that could be uninsured and beyond the amounts we currently have reserved and in some cases those losses could be material.

Item 4. Mine Safety Disclosures

Not applicable.

PART II

Item 5. Market for Registrant's Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities

Our shares are traded under the symbol "WFT" on the New York Stock Exchange ("NYSE"), the Euronext-Paris exchange and, as of November 17, 2010, the SIX Swiss Stock Exchange. As of February 26, 2013, there were 2,238 shareholders of record. The following table sets forth, for the periods indicated, the range of high and low sales prices per share for our stock as reported on the NYSE.

	Price
	High	Low
Year ending December 31, 2012
First Quarter	$18.33	$14.57
Second Quarter	15.47	11.14
Third Quarter	14.04	11.17
Fourth Quarter	12.92	8.84

Year ending December 31, 2011
First Quarter	$26.25	$19.56
Second Quarter	23.41	16.65
Third Quarter	22.76	12.12
Fourth Quarter	16.85	10.85

On February 26, 2013, the closing sales price of our shares as reported by the New York Stock Exchange was $11.93 per share. We have not declared or paid cash dividends on our shares since 1984.

Under our restricted share plan, employees may elect to have us withhold shares to satisfy minimum statutory federal, state and local tax withholding obligations arising on the vesting of restricted stock awards and exercise of options. When we withhold these shares, we are required to remit to the appropriate taxing authorities the market price of the shares withheld, which could be deemed a purchase of shares by us on the date of withholding. During the quarter ended December 31, 2012, we withheld shares to satisfy these tax withholding obligations as follows:

Period	No. of Shares	Average Price
October 1 - October 31, 2012	92,543	$14.13
November 1 - November 30, 2012	3,583	11.09
December 1 - December 31, 2012	40,693	10.75

Information concerning securities authorized for issuance under equity compensation plans is set forth in Part III of this report under "Item 12(d). Security Authorized for Issuance Under Equity Compensation Plans," which is incorporated by reference into this Item.

Performance Graph

This graph compares the yearly cumulative return on our shares with the cumulative return on the Dow Jones U.S. Oil Equipment & Services Index and the Dow Jones U.S. Index for the last five years. The graph assumes the value of the investment in our shares and each index was $100 on December 31, 2007. The stockholder return set forth below is not necessarily indicative of future performance. The following graph and related information shall not be deemed "soliciting material" or to be "filed" with the SEC, nor shall such information be incorporated by reference into any future filing under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, except to the extent that Weatherford specifically incorporates it by reference into such filing.

 Item 6. Selected Financial Data

The following table sets forth certain selected historical consolidated financial data and should be read in conjunction with "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" and "Item 8. Financial Statements and Supplementary Data," which contain information on the comparability of the selected financial data and are both contained in this report.  Discussion of material uncertainties is included in "Item 8. Financial Statements and Supplemental Data – Notes to Consolidated Financial Statements – Note 16 – Disputes, Litigation and Contingencies".  The following information may not be indicative of our future operating results.

	Year Ended December 31,
	2012	2011	2010	2009	2008
	(In millions, except per share amount)
Statements of Operations Data:
Revenues	$15,215	$12,988	$10,221	$8,833	$9,601
Operating Income	298	1,307	774	687	1,947
Income (Loss) From Continuing Operations Attributable to Weatherford	(778)	189	(217)	87	1,167
Basic Earnings (Loss) Per Share From Continuing Operations Attributable To Weatherford	(1.02)	0.25	(0.29)	0.12	1.71
Diluted Earnings (Loss) Per Share From Continuing Operations Attributable To Weatherford	(1.02)	0.25	(0.29)	0.12	1.67

Balance Sheet Data:
Total Assets	$22,795	$21,051	$19,199	$18,782	$16,555
Long-term Debt	7,049	6,286	6,530	5,847	4,564
Shareholders' Equity	8,818	9,345	9,118	9,175	7,936
Cash Dividends Per Share	—	—	—	—	—

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Our Management's Discussion and Analysis of Financial Condition and Results of Operations ("MD&A") begins with an executive overview which provides a general description of our Company, a synopsis of industry market trends, insight into management's perspective of the opportunities and challenges we face and our outlook for 2013. Next, we analyze the results of our operations for the last three years, including the trends in our business. Then we review our cash flows and liquidity, capital resources and contractual commitments. We conclude with an overview of our critical accounting policies and estimates and a summary of recently issued accounting pronouncements.

The "Company," "we," "us" and "our" refer to Weatherford International Ltd., a Swiss joint-stock corporation, on a consolidated basis.

The following discussion should be read in conjunction with our Consolidated Financial Statements and Notes thereto included in "Item 8. Financial Statements and Supplementary Data." Our discussion includes various forward-looking statements about our markets, the demand for our products and services and our future results. These statements are based on certain assumptions we consider reasonable. For information about these assumptions, you should refer to the section entitled "Item 1. Business – Forward-Looking Statements" and the section "Item 1A. – Risk Factors".

Overview

General

Our principal business is to provide equipment and services to the oil and natural gas exploration and production industry both on land and offshore, through our two product and service line groups (1) Formation Evaluation and Well Construction and (2) Completion and Production.  These groups together consist of ten service lines.

•	Formation Evaluation and Well Construction includes: Drilling Services, Well Construction, Integrated Drilling,Wireline and Evaluation Services, Drilling Tools and Re-entry and Fishing

•	Completion and Production includes: Artificial Lift Systems, Stimulation and Chemicals, Completion Systems and Pipeline and Specialty Services

We may sell our products and services separately or bundle them together to provide integrated solutions, up to and including integrated well construction where we are responsible for the entire process of drilling, constructing and completing a well. Our customers include both exploration and production companies, national oil companies and other oilfield service companies. Depending on the service line, customer and location, our contracts vary in their terms, provisions and indemnities. We earn revenues under our contracts when products and services are delivered. Typically, we provide products and services at a well site where our personnel and equipment may be located together with personnel and equipment of our customer and third parties, such as other service providers.

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

	WTI Oil (a)	Henry Hub Gas (b)	North American Rig Count (c)	International Rig Count (c)

2012	$91.82	$3.35	2,178	1,260
2011	98.83	2.99	2,481	1,188
2010	91.38	4.41	2,101	1,116

(a)  Price per barrel of West Texas Intermediate ("WTI") crude oil as of the last business day of the year indicated at Cushing Oklahoma – Source: Thomson Reuters
(b)  Price per MM/BTU as of the last business day of the year indicated at Henry Hub Louisiana – Source: Thomson Reuters
(c)  Average rig count for the fourth quarter – Source: Baker Hughes Rig Count

Oil prices fluctuated during 2012, ranging from a high of $109.77 per barrel at the end of February to a low of $77.69 per barrel in late June. Natural gas ranged from a high of $4.07 MM/BTU in mid-October to a low of $1.91 MM/BTU in mid-April. Factors influencing oil and natural gas prices during the period include hydrocarbon inventory levels, realized and expected global economic growth, realized and expected levels of hydrocarbon demand, levels of spare production capacity within the Organization of Petroleum Exporting Countries ("OPEC"), weather and geopolitical uncertainty.

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

Outlook

We believe the long-term outlook for our businesses is favorable. As well production decline rates accelerate and reservoir productivity complexities increase, our clients will continue to face growing challenges securing desired rates of production growth. These challenges increase our customers' requirements for technologies that improve productivity and efficiency and increase demand for our products and services. These phenomena provide us with a positive outlook over the longer term.

The level of improvement in our businesses in 2013 will continue to depend heavily on pricing and volume increases, our control of costs and our ability to further penetrate existing markets with our younger technologies, as well as to successfully introduce these technologies to new markets.

We believe 2013 will be a positive year for both our North American and international operations.  We expect steady improvements in North America with some gains, both top-line and margin. Internationally, forecasts for Latin America show a very strong year and Europe/SSA/Russia and Asia Pacific are all expected to have solid growth and positive margin improvements.  MENA should regain its status as a positive contributor. We expect our artificial lift product line to have steady volume growth into 2013.  Pricing increases for artificial lift are expected to flatten in North America, but increase in the international markets.

The continued and increasing strength of the industry, including client spending, will be highly dependent on many external factors, such as world economic and political conditions, member-country quota compliance within OPEC and weather conditions, including the factors described under "Item 1. Business — Forward-Looking Statements."

Results of Operations

The following charts contain selected financial data comparing our consolidated and segment results from operations for 2012, 2011 and 2010. See "Notes to Consolidated Financial Statements – Note 20 – Segment Information" for additional information regarding variances in operating income.

	Year Ended December 31,
	2012	2011	2010
	(In millions, except per share data)
Revenues:
North America	$6,824	$6,023	$4,167
MENA/Asia Pacific	2,795	2,441	2,451
Europe/SSA/Russia	2,519	2,298	1,984
Latin America	3,077	2,226	1,619
	15,215	12,988	10,221
Operating Income (Expense):
North America	1,078	1,259	693
MENA/Asia Pacific	34	25	264
Europe/SSA/Russia	315	287	240
Latin America	395	254	51
Research and Development	(257)	(245)	(216)
Corporate	(196)	(177)	(172)
Goodwill and Equity Investment Impairment	(793)	—	—
Sanctioned Country Loss Contingency	(100)	—	—
Revaluation of Contingent Consideration	—	—	13
Other Items	(178)	(96)	(99)
	298	1,307	774

Interest Expense, Net	(486)	(453)	(406)
Bond Tender Premium	—	—	(54)
Devaluation of Venezuelan Bolivar	—	—	(64)
Other, Net	(100)	(107)	(53)

Provision for Income Tax	(462)	(542)	(396)

Net Income per Diluted Share	(1.02)	0.25	(0.29)

Depreciation and Amortization	1,282	1,136	1,048

Revenues
The following chart contains the percentage distribution of our consolidated revenues by product line group for 2012, 2011 and 2010:

	Year Ended December 31,
	2012	2011	2010

Formation Evaluation and Well Construction	56%	57%	63%
Completion and Production	44	43	37
Total	100%	100%	100%

Consolidated revenues increased $2.2 billion, or 17%, in 2012 compared to 2011. North American revenues increased $801 million, or 13%, compared to the prior year, on a 1% decrease in rig count. International revenues increased $1.4 billion, or 20%, on a 6% rig count increase. Latin America was the strongest contributor to our year-over-year international revenue growth. From a product line perspective, our artificial lift, integrated drilling, and pipeline and specialty services product lines experienced the strongest growth in 2012.

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

Operating Income

Consolidated operating income decreased $1.0 billion, or 77%, in 2012 compared to 2011. Our operating segments contributed $3 million of the decrease.  The primary drivers of the decline in operating income were the recognition of goodwill and equity investment impairment charges of $793 million, $100 million accrual for a loss contingency related to the sanctioned country matters, and an $82 million increase in other items compared to 2011.  Research and development expenditures represented a consistent 2% of revenues in both 2012 and 2011. The increase in our corporate general and administrative expenses is primarily attributable to increased personnel cost and professional services fees.

Consolidated operating income increased $533 million, or 69%, in 2011 compared to 2010. Our operating segments contributed $577 million of the increase. This incremental operating income was partially offset by a $29 million increase in research and development expenditures, a $5 million increase in corporate general and administrative expenses and a $13 million decrease in the gain recognized on the revaluation of contingent of consideration associated with the OFS acquisition. Research and development expenditures represented a consistent 2% of revenues in both 2010 and 2011. The increase in our corporate general and administrative expenses is primarily attributable to increased personnel cost. The revaluation of contingent consideration associated with the 2009 OFS acquisition resulted in the recognition of a $13 million gain in 2010 prior to our settlement of the contingent consideration terms in November 2010.

We incurred $178 million of net other items during 2012, which included $103 million in professional fees associated with our income tax restatement and material weakness remediation, $79 million of severance, exit and other charges, including $13 million of costs incurred in connection with on-going investigations by the U.S. government, $11 million in fees and expenses associated with our 2012 debt consent solicitation, offset by a $28 million gain related to the sale of our subsea controls business.

We incurred $96 million of  net other items during 2011, which included $55 million of severance, exit and other charges, income tax restatement and material weakness remediation expenses of $22 million, $10 million of costs incurred in connection with on-going investigations by the U.S. government, and $9 million associated with the termination of a corporate consulting contract.

We incurred $99 million of other items during 2010, which included $61 million in severance and facility closure costs, a $38 million charge related to our Supplemental Executive Retirement Plan ("SERP"), which was frozen on March 31, 2010,  and $7 million of costs incurred in connection with on-going investigations by the U.S. government. These charges were offset by a $7 million benefit related to the reversal of prior cost accruals for our exit from sanctioned countries.

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

On February 8, 2013, the Venezuelan government announced its intention to devalue its currency effective February 13, 2013 at which time the official exchange rate moved from 4.30 per dollar to 6.30 per dollar for all goods and services. In connection with this devaluation, we expect to recognize a charge of approximately $100 million ($60 million net of tax) in the first quarter of 2013 for the remeasurement of our net monetary assets denominated in the Venezuelan bolivar at the date of the devaluation.

As of December 31, 2012, we had a net monetary asset position denominated in Venezuelan bolivars of approximately $265 million comprised primarily of cash and accounts receivable. We are continuing to explore opportunities to reduce our exposure to further devaluation of the Venezuelan bolivar.

Interest Expense, Net

Interest expense, net increased $33 million, or 7% in 2012 compared to 2011 due to increases in our levels of indebtedness largely via our commercial paper program.

Interest expense, net increased $47 million, or 12% in 2011 compared to 2010. This increase was primarily the result of replacing our short-term debt with higher-rate senior notes through the debt offering and bond tender completed in the second half of 2010, as well as due to increased levels of debt largely in our commercial paper program.

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

Other Expense, Net

Other expense, net decreased $7 million in 2012 compared to 2011, mostly due to a decrease in foreign currency exchange losses.

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

Our provision for income taxes was $462 million in 2012, $542 million in 2011 and $396 million in 2010, which resulted in an effective tax rate of (160)%, 73% and 201%, respectively.  Our provision for income taxes was significantly impacted by discrete tax expense items in each of these years.  In 2012, our results include a $589 million goodwill impairment charge, which was substantially non-deductible, a $204 million equity method impairment charge and a $100 million accrual for a loss contingency, both of which are fully non-deductible.  In 2011, we recognized $20 million of withholding tax on the redemption of equity in one of our U.S. subsidiaries and in 2010, we recognized $124 million of tax expense related to the reorganization of our operations in Latin America.  Our provision for income taxes was impacted by increases in our reserves for uncertain tax positions of $36 million in 2012, $77 million in 2011 and $79 million in 2010 and valuation allowances of $108 million recognized in 2012, $29 million recognized in 2011 and $55 million recognized in 2010. Our results in 2012 also include significant losses in Iraq with a valuation allowance of $72 million.

On January 2, 2013, President Obama signed into law the American Taxpayer Relief Act of 2012.  While the Act retroactively extends the controlled foreign corporations look through rule, the 2012 tax benefit will not be recognized until the first quarter of 2013.  Accordingly, we are expecting to recognize a tax benefit of approximately $9 million in the first quarter of 2013.

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

Our effective tax rate for these periods was further negatively impacted by the taxing regimes in certain countries and our operating structure. Several of the countries in which we operate, primarily in our MENA/Asia Pacific segment, tax us based on "deemed", rather than actual, profits. We are not currently profitable in certain of those countries, which results in us accruing and paying taxes based on a "deemed profit" instead of recognizing no tax expense or potentially recognizing a tax benefit. Our operating structure results in us paying withholding taxes on intercompany charges for items such as rentals, management fees, royalties, and interest as well as on applicable third party transactions. Such withholding taxes were $138 million in 2012, $94 million in 2011 and $76 million in 2010. We also incur pre-tax losses in certain jurisdictions that do not have a corporate income tax and thus we are not able to recognize an income tax benefit on those losses.

Our effective tax rate increased from 2011 to 2012 due primarily to significant impairment charges and accrual for a loss contingency that are not deductible for tax. Our effective tax rate decreased from 2010 to 2011 due primarily to higher pre-tax income and changes in our geographic earnings mix. Our effective tax rate will generally be lower in periods of higher pre-tax earnings as the rate impact of certain of the items discussed above is mitigated by the higher earnings.

Segment Results

North America

North American revenues increased $801 million, or 13%, in 2012 compared to 2011 on a 1% decrease in average rig count in North America over the comparable period. Revenues from our well construction, artificial lift systems, drilling services and completions product lines were the strongest contributors to our year-over-year increase in revenue.

North American revenues increased $1.9 billion, or 45%, in 2011 as compared to 2010. This increase outpaced the 21% increase in average rig count in North America over the comparable period. Revenues from our artificial lift, drilling services and stimulation and chemicals product lines were the strongest contributors to our year-over-year increase in revenue.

Operating income decreased $181 million or 14%, in 2012 compared to 2011. Operating margins fell to 16% in the current year, compared to 21% in 2011. Pricing pressures in stimulation contributed to the decline in margins over the comparable period of the prior year.  Also, during 2012, we recognized charges attributable to the North America reporting segment totaling $53 million to adjust the carrying value of our guar inventory,  a component of certain drilling fluids, to the lower of cost or market, and for excess and obsolete inventory.

Operating income grew $566 million or 82%, in 2011 compared to 2010. Operating margins grew during this time frame to 21% in the current year, compared to 17% in 2010 due to a trend of increasing volume and pricing during this time frame and relative to the comparable period of the prior year.

MENA/Asia Pacific

MENA/Asia Pacific revenues increased $354 million, or 15%, during 2012 compared to 2011, outpacing the 10% increase in rig count. The increase in revenues is attributable to the contribution made by several key countries including Iraq, Saudi Arabia, and Oman. Our drilling services, integrated drilling, artificial lift systems and completions product lines were the strong contributors in the region.

MENA/Asia Pacific revenues decreased $10 million, or less than 1%, during 2011 compared to 2010. Rig count for the region was essentially flat for the period. Revenues were also flat despite the political turmoil in the Middle East and North Africa during 2011 and the deconsolidation of three joint ventures. Our artificial lift systems and integrated drilling product lines were the strongest contributors in the region and served to mitigate the decline.

Operating income increased $9 million, or 36%, during 2012 as compared to 2011 and operating margins were flat.  Losses incurred in our Iraq operations during 2012 of $189 million were more than offset by increases in operating income in Saudi Arabia and in Asia Pacific countries.  During 2012, we recognized a charge for excess and obsolete inventory of $14 million attributable to the MENA/Asia Pacific reporting segment.

Operating income decreased $239 million, or 91%, during 2011 as compared to 2010. Operating margins were 1% in 2011, compared to 11% in 2010. Beginning in early 2011, our operations in Libya, Algeria, Tunisia, Egypt, and to a lesser extent Yemen and Bahrain were disrupted by political revolutions and uprisings in these countries, which had a negative impact on our results for 2011 and 2012. Conflict in Libya and lesser political disturbances elsewhere in the Middle East and North Africa regions are on-going, and our operations in Libya have not fully resumed.  During 2012, these six countries accounted for less than 1% of our global revenue, down from 3% in 2011 and 6% in 2010.  Due to the on-going hostilities in Libya, we were unable to physically verify the existence or condition of the majority of our assets in country for most of 2011 and the information available to us about these assets evolved during the year. Additionally, due to international sanctions against all entities affiliated with the Libyan government, we were unable to pursue collections of accounts receivable from a significant portion of our Libyan customers. In the fourth quarter of 2011, hostilities subsided and limited company personnel were able to re-enter the country. Following an examination our Libyan assets and evaluation of our accounts receivable from Libyan customers, we recognized an expense of $59 million primarily to establish a reserve against receivables, machinery and equipment and inventory in Libya.  We were able to secure our assets and rigs and restart our operations base in Libya in the fourth quarter of 2012.  However, we are not able to predict when operations will resume to a material extent and expect a gradual increase in activities throughout 2013.  We are still monitoring the situation and have not returned to full operation.  At December 31, 2012, we had inventory, property, plant and equipment with a carrying value of approximately $111 million in Libya, as well as $9 million of net accounts receivable.

Europe/SSA/Russia

Revenues in our Europe/SSA/Russia segment increased $221 million, or 10%, in 2012 compared to the prior year with a 6% rig count increase over the comparable period. Our integrated drilling, completions, pipeline and specialty services and drilling tool product lines were the strongest contributors to the year-over-year growth.

Revenues in our Europe/SSA/Russia segment increased $314 million, or 16%, in 2011 compared to the prior year with a 22% rig count increase over the comparable period. Our drilling services and stimulation and chemicals product lines were the strongest contributors to the year-over-year growth.

Operating income increased $28 million, or 10%, during the current year compared to the prior year. Operating margins were flat when compared to the prior period.  With consistent margins the increases are attributable to integrated drilling, completions, pipeline and  specialty services and drilling tool product lines, which offset a charge  recognized during 2012 for excess and obsolete inventory of $20 million attributable to the Europe/SSA/Russia reporting segment.

Operating income increased $47 million, or 20%, 2011 compared to 2010. Operating margins were 13% in 2011 and 12% in 2010.  With consistent margins the increases are attributable to drilling services and stimulation and chemicals.

Latin America

Latin American revenues grew $851 million, or 38%, in the current year compared to the prior year, despite a flat average rig count for the region. The increase in revenue was mostly due to improved demand in our integrated drilling, artificial lift systems, completions and stimulation and chemicals product lines. Geographically, Colombia, Mexico and Venezuela contributed significant revenue improvements.

Latin American revenues grew $607 million, or 38%, in 2011 year compared to 2010, outpacing an 11% increase in average rig count for the region. The increase in revenue was mostly due to improved demand in our artificial lift, drilling services and stimulation and chemicals product lines. Geographically, Colombia, Mexico and Venezuela had significant revenue improvements.

Operating income for Latin America increased $141 million, or 56%, in 2012 as compared to 2011. Operating margins were 13% in the current year, compared to 11% in 2011. A main driver of this increase was the extent of progress on our project work in Mexico. During 2012, we recognized a charge for excess and obsolete inventory of $8 million attributable to the Latin America reporting segment.

Operating income for Latin America increased $203 million, or 398%, in 2011 as compared to 2010. Operating margins were 11% in the current year, compared to 3% in 2010. A main driver of this increase was the resumption of drilling activity on our project work in Mexico, which had slowed to near zero in 2010. Also, during 2010, we had recognized a $76 million charge for revisions to our profitability estimates on our project work in Mexico and a $32 million reserve taken against accounts receivable balances in Venezuela in light of the country's economic prognosis.

Liquidity and Capital Resources

Sources of Liquidity

Our sources of available liquidity include cash and cash equivalent balances, cash generated from operations, commercial paper and committed availabilities under bank lines of credit. We also historically have accessed banks for short-term loans from uncommitted borrowing arrangements and the capital markets with debt, equity and convertible bond offerings. From time to time we may enter into transactions to factor accounts receivable or dispose of businesses or capital assets that are no longer core to our long-term strategy.

Committed Borrowing Facility

We maintain a $2.25 billion unsecured, revolving credit agreement (the "Credit Agreement") with JPMorgan Chase Bank, N.A., as administrative agent, scheduled to mature July 13, 2016.  The Credit Agreement can be used for a combination of borrowings, support for our $2.25 billion commercial paper program and issuances of letters of credit. This agreement requires that we maintain a debt-to-total capitalization ratio of less than 60%.  We were in compliance with this covenant at December 31, 2012.

The following summarizes our availability under the Credit Agreement at December 31, 2012 (in millions):

Facility	$2,250

Less uses of facility:
Amount drawn	—
Commercial paper	888
Letters of credit	100
Availability	$1,262

On April 4, 2012, we completed a $1.3 billion long-term debt offering comprised of (1) $750 million of 4.5% Senior Notes due 2022 and (2) $550 million of 5.95% Senior Notes due 2042. The net proceeds from this offering were used to repay short-term indebtedness under our commercial paper program and for general corporate purposes.

In August 2012, as a result of the delay in filing our second quarter report on Form 10-Q and potential delay in filing our third quarter report on Form 10-Q, we sought consents from the holders of our Senior Notes to extend the due date under our indentures for providing our Form 10-Q filings to no later than March 31, 2013. We received sufficient consents to apply this extension to all series of our publicly traded Senior Notes. We offered a cash payment of $2.50 for each $1,000 in principal amount for those note holders who consented to the extension and we paid approximately $30 million in connection with this consent solicitation including costs.

On December 21, 2012, Standard and Poor's Ratings Services lowered the corporate rating on Weatherford International Ltd. to BBB- from BBB, and lowered its short-term ratings to A-3 from A-2, with a stable outlook. The Company has access and expects it will continue to have access to credit markets, including the U.S. commercial paper market, although the commercial paper amounts outstanding may be reduced as a result of the rating change. We expect to utilize our revolving credit facility or other facilities to supplement commercial paper borrowings as needed.

Accounts Receivable Factoring

In 2010, we entered into a factoring program to sell accounts receivable in Latin America to third-party financial institutions.  In 2011, we sold approximately $65 million under the program, received cash totaling $64 million and recognized a loss of one million on these sales. In 2012, we sold approximately $177 million under the program, received cash totaling $163 million and recognized a loss of one million on these sales. In January 2013 all of the receivables factored in the fourth quarter of 2012 were collected.  In each of the years, our factoring transactions qualified for sale accounting under the accounting standards and proceeds are included in operating cash flows in our Consolidated Statements of Cash Flows.

Secured Loan Agreement

In June 2010, we entered into a secured loan agreement with a third-party financial institution and received proceeds of $180 million. The note bears interest at a rate of 4.82% and is being repaid in monthly installments over seven years. The loan is secured by assets located in the United States, and is included in long-term debt on our Consolidated Balance Sheets.

Cash Requirements

During 2013, we anticipate our cash requirements will include interest payments on our outstanding debt, the repayment of $294 million of Senior Notes due in the first quarter of 2013, the repayment of $250 million of Senior Notes due in the fourth quarter of 2013, working capital needs and capital expenditures. Our cash requirements may also include opportunistic business acquisitions and an indeterminate amount to settle the governmental investigations described above. Consistent with 2012, we anticipate funding these requirements from cash generated from operations, availability under our committed borrowing facility, the issuance of commercial paper and potential proceeds from disposals of businesses or capital assets that are no longer closely aligned with our core long-term growth strategy. Capital expenditures for 2013 are projected to be between 8% and 12% of our revenues. The amounts we ultimately spend will depend on a number of factors including the type of contracts we enter into, asset availability and our expectations with respect to industry activity levels in 2013. Expenditures are expected to be used primarily to support anticipated near-term growth and our sources or liquidity are anticipated to be sufficient to meet our needs. Capital expenditures during the year ended December 31, 2012 were $2.2 billion.

Contractual Obligations

The following summarizes our contractual obligations and contingent commitments by period. The obligations we pay in future periods may vary due to certain assumptions including the duration of our obligations and anticipated actions by third parties.
	Payments Due by Period
	2013	2014 and 2015	2016 and 2017	Thereafter	Total
		(In millions)

Short-term debt	$997	$—	$—	$—	$997
Long-term debt (a)	579	66	1,039	5,942	7,626
Interest on long-term debt	477	910	858	3,762	6,007
Noncancellable operating leases	252	390	241	293	1,176
Purchase obligations	668	—	—	—	668
	$2,973	$1,366	$2,138	$9,997	$16,474

(a)  Amounts represent the expected cash payments of principal associated with our long-term debt. These amounts do not include the unamortized discounts or deferred gains on terminated interest rate swap agreements.

Due to the uncertainty with respect to the timing of future cash flows associated with our uncertain tax positions at December 31, 2012, we are unable to make reasonably reliable estimates of the period of cash settlement with the respective taxing authorities. Therefore, $438 million in uncertain tax positions, including interest and penalties, have been excluded from the contractual obligations table above.

We have defined benefit pension plans covering certain of our U.S. and international employees that provide various pension benefits.  During 2012, we contributed approximately $11 million towards those plans and we anticipate funding approximately $12 million during 2013.  Our projected benefit obligations for our defined benefit pension and other postretirement benefit plans were $275 million as of December 31, 2012.

Senior Notes and Bond Tender

On April 4, 2012, we completed a $1.3 billion long-term debt offering comprised of (1) $750 million of 4.5% Senior Notes due 2022 and (2) $550 million of 5.95% Senior Notes due 2042. The net proceeds from this offering were used to repay short-term indebtedness under our commercial paper program and for general corporate purposes.

In September 2010, we completed a $1.4 billion long-term debt offering comprised of (1) $800 million of 5.125% Senior Notes due in 2020 and (2) $600 million of 6.75% Senior Notes due in 2040.  Net proceeds of $1.386 billion were used to fund our bond tender offer that commenced in September 2010 and repay short-term borrowings on our revolving credit facilities.

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

Derivative Instruments

Fair Value Hedges

We may use interest rate swaps to help mitigate exposures related to changes in the fair values of the associated debt. Amounts paid or received upon termination of the interest rate swaps accounted for as fair value hedges represent the fair value of the agreements at the time of termination and are amortized as a reduction, in the case of gains, or as an increase, in the case of losses, to interest expense over the remaining term of the debt.

In July 2011, the Company entered into interest rate swap agreements to pay a variable interest rate and receive a fixed interest rate with an aggregate notional amount of $300 million. These swaps were designed as fair value hedges of our 6.35% Senior Notes. In June 2012 these swaps were terminated. As a result of these terminations, we received a cash settlement of $18 million.  The gain associated with these interest rate swap terminations was deferred and is being amortized over the remaining term of our 6.35% Senior Notes as a reduction in interest expense.

As of December 31, 2012 and 2011, we had net unamortized gains of $52 million and $46 million, respectively, associated with interest rate swap terminations.

Cash Flow Hedges

In 2008, we entered into interest rate derivative instruments to hedge projected exposures to interest rates in anticipation of a debt offering. These hedges were terminated at the time of the issuance of the debt and the associated loss is being amortized from Accumulated Other Comprehensive Income (Loss) to interest expense over the remaining term of the debt. As of December 31, 2012 and 2011, we had net unamortized losses of $11 million and $12 million, respectively, associated with our cash flow hedge terminations.  There were no significant reclassifications into earnings during 2012.

In August 2011, we entered into interest rate locks with a notional amount of $294 million intended to hedge our projected exposures to interest rates. In October 2011, we terminated a portion of these interest rate locks with a   notional value of $235 million and realized a gain on settlement of $4 million. We recognized a $5 million loss associated with these instruments in the fourth quarter of 2011.

Other Derivative Instruments

As of December 31, 2012 and 2011, we had foreign currency forward contracts with aggregate notional amounts of $990 million and $469 million, respectively. These contracts were entered into to hedge exposure to currency fluctuations in various foreign currencies. The total estimated fair value of these contracts and amounts owed associated with closed contracts resulted in a net liability of approximately $15 million at December 31, 2012 and a net asset of approximately $12 million at December 31, 2011. These derivative instruments were not designated as hedges, and the changes in fair value of the contracts are recorded each period in current earnings.

We have cross-currency swaps between the U.S. dollar and Canadian dollar to hedge certain exposures to the Canadian dollar. At December 31, 2012 and 2011, we had notional amounts outstanding of $168 million for each year. The total estimated fair value of these contracts at December 31, 2012 and 2011 resulted in a liability of $34 million and $27 million, respectively. These derivative instruments were not designated as hedges, and the changes in fair value of the contracts are recorded each period in current earnings.

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

The following obligations of Weatherford Delaware were guaranteed by Weatherford Bermuda at December 31, 2012: (1) the 5.95% Senior Notes, (2) the 6.35% Senior Notes and (3) the 6.80% Senior Notes.  The following obligations of Weatherford Delaware were guaranteed by Weatherford Bermuda at December 31,  2011 and 2010: (1) the 6.625% Senior Notes, (2) the 5.95% Senior Notes, (3) the 6.35% Senior Notes and (4) the 6.80% Senior Notes.
The following obligations of Weatherford Bermuda were guaranteed by Weatherford Delaware at December 31, 2012: (1) the revolving credit facility, (2) the 4.95% Senior Notes, (3) the 5.50% Senior Notes, (4) the 6.50% Senior Notes, (5) the 5.15% Senior Notes, (6) the 6.00% Senior Notes, (7) the 7.00% Senior Notes, (8) the 9.625% Senior Notes, (9) the 9.875% Senior Notes, (10) the 5.125% Senior Notes, (11) the 6.75% Senior Notes, (12) the 4.50% Senior Notes and (13) the 5.95% Senior Notes.   The following obligations of Weatherford Bermuda were guaranteed by Weatherford Delaware at December 31,  2011 and 2010: (1) the revolving credit facility, (2) the 4.95% Senior Notes, (3) the 5.50% Senior Notes, (4) the 6.50% Senior Notes, (5) the 5.15% Senior Notes, (6) the 6.00% Senior Notes, (7) the 7.00% Senior Notes, (8) the 9.625% Senior Notes, (9) the 9.875% Senior Notes, (10) the 5.125% Senior Notes and (11) the 6.75% Senior Notes.
Letters of Credit and Performance and Bid Bonds

We use letters of credit and performance and bid bonds in the normal course of our business. As of December 31, 2012, we had $895 million of letters of credit and performance and bid bonds outstanding, consisting of $666 million outstanding under various uncommitted credit facilities, $100 million letters of credit outstanding under our committed facility and $129 million of performance bonds issued by financial sureties against an indemnification from us. These obligations could be called by the beneficiaries should we breach certain contractual or performance obligations. If the beneficiaries were to call the letters of credit under our committed facilities, our available liquidity would be reduced by the amount called.

Critical Accounting Policies and Estimates

Our discussion and analysis of our financial condition and results of operation is based upon our consolidated financial statements. We prepare these financial statements in conformity with U.S. generally accepted accounting principles ("GAAP") . As such, we are required to make certain estimates, judgments and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the periods presented. We base our estimates on historical experience, available information and various other assumptions we believe to be reasonable under the circumstances. On an on-going basis, we evaluate our estimates; however, actual results may differ from these estimates under different assumptions or conditions. The accounting policies we believe require management's most difficult, subjective or complex judgments and are the most critical to our reporting of results of operations and financial position are as follows:

Business Combinations and Goodwill

Goodwill and intangible assets acquired in connection with business combinations represent the excess of consideration over the fair value of tangible net assets acquired. Certain assumptions and estimates are employed in determining the fair value of assets acquired, the fair value of liabilities assumed, and the allocation of goodwill to the appropriate reporting unit.  We had goodwill totaling $3.9 billion at December 31, 2012 and $4.4 billion at December 31, 2011.

We perform an impairment test for goodwill and indefinite-lived intangible assets annually as of October 1, or more frequently if indicators of potential impairment exist.  Goodwill impairment is evaluated using a two-step process. The first step of the goodwill impairment test involves a comparison of the fair value of each of our reporting units with their carrying values. Our reporting units are based on our regional structure and consist of the United States, Canada, Latin America, Europe, SSA, Russia, MENA and Asia Pacific. If the carrying amount of a reporting unit exceeds its fair value, the second step of the goodwill impairment test shall be performed. The second step compares the implied fair value of the reporting unit's goodwill to the carrying amount of its goodwill  by performing a hypothetical purchase price allocation on the reporting unit's assets and liabilities using the fair value of the reporting unit as the purchase price in the calculation. If the amount of goodwill resulting from this hypothetical purchase price allocation is less than the recorded amount of goodwill, the recorded goodwill is written down to the new amount.

The fair value of our reporting units are determined using an income approach. Several estimates and judgments are required in the application of this model. Our income approach estimates fair value by discounting each reporting unit's estimated future cash flows using a weighted-average cost of capital that reflects current market conditions and the risk profile of each reporting unit.  To arrive at our future cash flows, we use estimates of economic and market information, including growth rates in revenues, costs, estimates of future expected changes in operating margins, tax rates, and also cash needs and expenditures.  Other significant estimates and assumptions include terminal value growth rates, future estimates of capital expenditures and changes in future working capital requirements.  The risk-adjusted discount rates applied to our future cash flows under the income approach ranged from 10% to 20% in our October 2012 test.  Estimates of fair value derived from the income approach are validated  using the market approach, where reporting unit revenue and earnings multiples are compared with those from comparable publicly traded companies.  The aggregate fair values estimated using the income approach are then reconciled to our market capitalization, taking into account observable control premiums.

Several of the assumptions used in our discounted cash flow analysis are based upon our annual financial forecast. Our annual planning process takes into consideration many factors including historical results and operating performance, related industry trends, pricing strategies, customer analysis, operational issues, competitor analysis, and marketplace data, among others. Assumptions are also made for growth rates for periods beyond the financial forecast period. Our estimates of fair value are sensitive to changes in all of these variables, certain of which relate to conditions outside our control. If any one of the above assumptions changes or fails to materialize, the resulting decline in our estimated fair value could result in an impairment charge to goodwill associated with the applicable reporting unit.

During the second quarter of 2012, we noted a sustained decline in the market price of our registered shares such that our market capitalization was lower than our total shareholders' equity for an extended period.  Additionally, certain of our reporting units were not performing at the levels previously expected. In response, we considered the associated circumstances to assess whether an event or change occurred that, more likely than not, reduced the fair value of any of our reporting units below their carrying amount.  After considering the relevant circumstances, we concluded that the decline in our market capitalization was a potential indicator of impairment and we prepared the analysis necessary to identify potential impairment through the comparison of reporting unit fair values and carrying amounts.  This "step one" analysis, indicated that the goodwill attributed to our MENA and SSA reporting units was potentially impaired. Consequently, we performed the "step two" analysis of the goodwill impairment test, comparing the implied fair value of reporting unit goodwill with the carrying amount of that goodwill.  The "step two" analysis indicated that the goodwill for both reporting units was fully impaired and we recognized an impairment loss of $589 million in the second quarter, of which $512 million was attributable to MENA and $77 million to SSA.

The fair values of  all our reporting units were in excess of their carrying value as of our October 2012 annual impairment test.  The fair value of our Latin America reporting unit was closest to its carrying value and was 16% in excess of its carrying value at October 1, 2012 and the goodwill at December 31, 2012 for Latin America was $354 million.

Our reporting unit fair values and the resulting impairment conclusions are sensitive to changes in key variables.  Should our forecasted 2013 revenue for our respective reporting units decrease by more than 25% of the amount projected, this would result in a fair value that is exceeded by its carrying value.  In the event that the applicable discount rates each climb by 50 basis points, we expect that the resulting fair values would exceed our reporting unit carrying values. In the event that the applicable discount rates each climb by 100 basis points, the decline experienced by our Latin America reporting unit would result in a fair value that is exceeded by its carrying value.
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

Percentage-of-Completion Revenue Recognition
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

Measurements of progress are generally based on costs incurred to date as a percentage of total estimated costs. At the outset of each contract, we prepare a detailed analysis of our estimated cost to complete the project. Risks related to service delivery, usage, productivity, and other factors are considered in the estimation process. Our personnel periodically evaluate the estimated costs, claims, change orders, and percentage of completion at the contract level. The recording of profits and losses on long-term contracts requires an estimate of the total profit or loss over the life of each contract. This estimate requires consideration of total contract value, change orders, and claims, less costs incurred and estimated costs to complete.  Anticipated losses on contracts are recorded in full in the period in which they become evident. Profits are recorded based upon the total estimated contract profit multiplied by the current estimated percentage complete for the contract.  There are many factors that impact future costs, including but not limited to weather, inflation, client activity levels and budgeting constraints, labor and community disruptions, timely availability of materials, productivity, and other factors as outlined in our "Risk Factors."

During 2012, we recognized losses of $100 million related to a long-term construction contract in Iraq accounted for under the percentage-of-completion method.  As of December 31, 2012, we have claims against our customer of $68 million that are not included in our revenue estimates because they do not meet the criteria for recognition under the guidance applicable to construction-type contracts.  Additionally, we have accrued $17 million for liquidated damages that we are contractually obligated to pay as a result of delays in the expected completion of the project.  Although we have not yet met the recognition criteria for revenue recognition, we expect to vigorously pursue collection of the claims and reduction or elimination of the liquidated damages.  Any benefits resulting from those efforts will be recognized when the criteria for the revenue recognition are met.

In the fourth quarter of 2012, we recognized $63 million in revenue upon revision of project estimates on our projects in Mexico.  These amounts were determined to be realizable in the fourth quarter of 2012.  During 2010, we incurred a $76 million charge for revisions to our profitability estimates on our projects in Mexico, as the client requested a slowdown in drilling activity to near zero while they re-evaluated the pace of drilling and capital expenditures. As a result, the contracts were expected to take longer to complete than originally estimated.

Income Taxes

We take into account the differences between the financial statement treatment and tax treatment of certain transactions. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect of a change in tax rates is recognized as income or expense in the period that includes the enactment date. Our provisions for income taxes for 2012, 2011 and 2010 were $462 million, $542 million and $396 million, respectively.

We recognize the impact of an uncertain tax position taken or expected to be taken on an income tax return in the financial statements at the largest amount that is more likely than not to be sustained upon examination by the relevant taxing authority.

We operate in over 100 countries through various legal entities. As a result, we are subject to numerous tax laws in the jurisdictions, and tax agreements and treaties among the various taxing authorities. Our operations in these jurisdictions in which we operate are taxed on various bases: income before taxes, deemed profits (which is generally determined using a percentage of revenues rather than profits), withholding taxes based on revenue, and other alternative minimum taxes. The calculation of our tax liabilities involves consideration of uncertainties in the application and interpretation of complex tax regulations in a multitude of jurisdictions across our global operations. We recognize potential liabilities and record tax liabilities for anticipated tax audit issues in the U.S. and other tax jurisdictions based on our estimate of whether, and the extent to which, additional taxes will be due. As of December 31, 2012, we had recorded reserves for uncertain tax positions of $296 million, excluding accrued interest and penalties of $142 million. The tax liabilities are reflected net of realized tax loss carryforwards. We adjust these reserves upon specific events; however, due to the complexity of some of these uncertainties, the ultimate resolution may result in a payment that is different from our current estimate of the tax liabilities. If our estimate of tax liabilities proves to be less than the ultimate assessment, an additional charge to expense would result. If payment of these amounts ultimately proves to be less than the recorded amounts, the reversal of the liabilities would result in tax benefits being recognized in the period when the contingency has been resolved and the liabilities are no longer necessary. Changes in tax laws, regulations, agreements and treaties, foreign currency exchange restrictions or our level of operations or profitability in each taxing jurisdiction could have an impact upon the amount of income taxes that we provide during any given year.

Valuation Allowance for Deferred Tax Assets

We record a valuation allowance to reduce the carrying value of our deferred tax assets when it is more likely than not that a portion or all of the deferred tax assets will expire before realization of the benefit or future deductibility is not probable. The ultimate realization of the deferred tax assets depends on the ability to generate sufficient taxable income of the appropriate character and in the related jurisdiction in the future. In evaluating our ability to recover our deferred tax assets, we consider the available positive and negative evidence, including our past operating results, the existence of cumulative losses in the most recent years and our forecast of future taxable income. In estimating future taxable income, we develop assumptions, including the amount of future pre-tax operating income, the reversal of temporary differences and the implementation of feasible and prudent tax planning strategies. These assumptions require significant judgment.

We have identified various tax planning strategies that we would implement, if necessary, to enable the realization of our deferred tax assets; however, when the likelihood of the realization of existing deferred tax assets changes, adjustments to the valuation allowance are charged to our income tax provision in the period in which the determination is made.

As of December 31, 2012, our gross deferred tax assets were $976 million before a related valuation allowance of $317 million. As of December 31, 2011, our gross deferred tax assets were $798 million before a related valuation allowance of $201 million. Our results in 2012 include significant operating losses in Iraq upon which we recorded a valuation allowance of $72 million.

Allowance for Doubtful Accounts
Weatherford maintains an allowance for doubtful accounts in order to record accounts receivable at their net realizable value. Significant judgment is involved in recognizing this allowance. The determination of the collectability requires us to use estimates and make judgments regarding future events and trends, including monitoring our customers' payment history and current creditworthiness to determine that collectability is reasonably assured, as well as consideration of the overall business and political climate in which our customers operate.  Provisions for doubtful accounts are recorded when it becomes evident that customer accounts are uncollectible.  At December 31, 2012 and 2011, the allowance for doubtful accounts totaled $84 million, or 2%, and $91 million, or 3%, of total gross accounts receivable, respectively.  We believe that our allowance for doubtful accounts is adequate to cover potential bad debt losses under current conditions; however, uncertainties regarding changes in the financial condition of our customers, either adverse or positive, could impact the amount and timing of any additional provisions for doubtful accounts that may be required. A five percent change in the allowance for doubtful accounts would have had an impact on income before income taxes of approximately $4 million in 2012.
Inventory Reserves
Inventory represents a significant component of current assets and is stated at the lower of cost or market using either a first-in first-out, ("FIFO") or average cost method. To maintain a book value that is the lower of cost or market we maintain reserves for excess, slow moving and obsolete inventory. To determine these reserve amounts, we review inventory quantities on hand, future product demand, market conditions, production requirements and technological obsolesce. This review requires us to make judgments regarding potential future outcomes. At December 31, 2012 and 2011, inventory reserves totaled $88 million, or 2%, and $38 million, or 1%, of gross inventory, respectively. During 2012, we recognized a charge for excess and obsolete inventory of $53 million attributable to each reporting segment as follows: $22 million for North America, $14 million for MENA/Asia Pacific, $20 million for Europe/SSA/Russia and $8 million for Latin America.  We believe that our reserves are adequate to properly value potential excess, slow-moving and obsolete inventory under current conditions.

Disputes, Litigation and Contingencies

As of December 31, 2012, we have accrued an estimate of the probable and estimable cost to resolve certain legal, and investigation matters. For matters not deemed probable and reasonably estimable, we have not accrued any amounts in accordance with the accounting guidance. Our legal department manages all pending or threatened claims and investigations on behalf of the Company. The estimate of the probable costs related to these matters is developed in consultation with internal and outside legal counsel. Our contingent loss estimates are based upon an analysis of potential results, assuming a combination of probable litigation and settlement strategies. The accuracy of these estimates is impacted by the complexity of the issues. Whenever possible, we attempt to resolve these matters through settlements, mediation, and arbitration proceedings if advantageous to the Company.  If the actual settlement costs, final judgments, or fines, differ from our estimates, our future financial results may be adversely affected.  For a more comprehensive discussion of our Disputes, Litigation and Contingencies, see "Item 8. Financial Statements and Supplementary Data – Notes to Consolidated Financial Statements – Note 18."

For a more comprehensive list of our accounting policies, see "Item 8. Financial Statements and Supplementary Data – Notes to Consolidated Financial Statements – Note 1 – Summary of Significant Accounting Policies."

New Accounting Pronouncements

In May 2011, the Financial Accounting Standards Board ("FASB") issued new guidance to achieve common fair value measurement and disclosure requirements between GAAP and International Financial Reporting Standards. This new guidance amends current fair value measurement and disclosure guidance to include increased transparency around valuation inputs and investment categorization. This new guidance is effective for fiscal years and interim periods beginning after December 15, 2011. Our adoption of the new guidance did not impact our consolidated financial position, results of operations or cash flows, although it did require additional fair value disclosures.

In June 2011, the FASB issued new guidance on the presentation of comprehensive income.   This guidance requires the presentation of the components of net income and other comprehensive income either in a single continuous statement or in two separate but consecutive statements. The initial requirement to present reclassification adjustments for items that are reclassified from other comprehensive income to net income on the face of the financial statement was deferred by the FASB. We have adopted the effective guidance and net income and other comprehensive income has been presented in two separate but consecutive statements for the current reporting period and prior comparative periods in our consolidated financial statements.  In January 2013, the FASB issued additional guidance on this topic clarifying the presentation and disclosure that were previously deferred.   The additional guidance is effective for reporting periods beginning after December 15, 2012 and we have not exercised the option to early adopt.

In September 2011, the FASB issued an accounting update that gives companies the option to make a qualitative evaluation about the likelihood of goodwill impairment. Companies are required to perform the two-step impairment test only if they conclude that the fair value of a reporting unit is more likely than not less than its carrying value.  The accounting update is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011.  We did not utilize this option in 2012.

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

In July 2012, the FASB issued an update to existing guidance on the impairment assessment of indefinite-lived intangibles. This update simplifies the impairment assessment of indefinite-lived intangibles by allowing companies to consider qualitative factors to determine whether it is more likely than not that the fair value of an indefinite-lived intangible asset is less than its carrying amount before performing the two step impairment review process. This new guidance is effective for fiscal years and interim periods beginning after September 15, 2012.  We did not utilize this option in 2012.

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

In January 2010, the Venezuelan government announced its intention to devalue its currency and move to a two-tier exchange structure. The official exchange rate moved from 2.15 to 2.60 for essential goods and from 2.15 to 4.30 for non-essential goods and services. Our Venezuelan entities maintain the U.S. dollar as their functional currency.  In connection with this devaluation, we incurred a charge of $64 million for the remeasurement of our net monetary assets denominated in Venezuelan bolivars at the date of the devaluation, which was not tax deductible in Venezuela. We also recorded a $24 million tax benefit for local Venezuelan income tax purposes related to our net U.S. dollar-denominated monetary liability position in the country. Effective January 1, 2011, the Venezuelan government again modified the fixed rate of exchange, eliminating the two-tier structure and establishing 4.30 as the official exchange rate for all goods and services. This modification did not have a material impact to our financial position or results of operations. As of December 31, 2012, we had a net monetary asset position denominated in Venezuelan bolivars of approximately $265 million comprised primarily of cash and accounts receivable. On February 8, 2013, the Venezuelan government announced its intention to devalue its currency effective February 13, 2013 at which time the official exchange  moved from 4.30 per dollar to 6.30 per dollar for all goods and services. In connection with this devaluation, we expect to recognize a charge of approximately $100 million ($60 million net of tax) in the first quarter of 2013 for the remeasurement of our net monetary assets denominated in the Venezuelan bolivar at the date of the devaluation. We are continuing to explore opportunities to reduce our exposure.

Assets and liabilities of entities for which the functional currency is the local currency are translated into U.S. dollars using the exchange rates in effect at the balance sheet date, resulting in translation adjustments that are reflected in Accumulated Other Comprehensive Income (Loss) in the shareholders' equity section on our Consolidated Balance Sheets. A portion of our net assets are impacted by changes in foreign currencies in relation to the U.S. dollar. We recorded a $86 million adjustment to increase our equity account for 2012 to reflect the change in the U.S. dollar against various foreign currencies.

As of December 31, 2012 and 2011, we had foreign currency forward contracts with aggregate notional amounts of $990 million and $469 million, respectively. These contracts were entered into to hedge our net monetary exposure to currency fluctuations in various foreign currencies. The total estimated fair value of these contracts and amounts owed associated with closed contracts resulted in a net liability of approximately $15 million at December 31, 2012 and a net asset of approximately $12 million at December 31, 2011. These derivative instruments were not designated as hedges, and the changes in fair value of the contracts are recorded each period in current earnings.

We have cross-currency swaps between the U.S. dollar and Canadian dollar to hedge certain exposures to the Canadian dollar. At December 31, 2012 and 2011, we had notional amounts outstanding of $168 million for each year . The estimated fair value of these contracts at December 31, 2012 and 2011 resulted in a liability of $34 million and $27 million, respectively. These derivative instruments were not designated as hedges, and the changes in fair value of the contracts are recorded each period in current earnings.

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

Our long-term borrowings that were outstanding at December 31, 2012 and 2011, and that were subject to interest rate risk consist of the following:

	December 31,
	2012		2011
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(In millions)

5.95% Senior Notes due 2012	$—	$—	$273	$279
5.15% Senior Notes due 2013	294	296	297	306
4.95% Senior Notes due 2013	250	258	252	264
5.50% Senior Notes due 2016	354	380	357	386
6.35% Senior Notes due 2017	613	690	613	674
6.00% Senior Notes due 2018	497	570	498	563
9.625% Senior Notes due 2019	1,025	1,307	1,030	1,323
5.125% Senior Notes due 2020	797	875	799	861
4.5% Senior Notes due 2022	747	794	—	—
6.50% Senior Notes due 2036	595	645	596	680
6.80% Senior Notes due 2037	298	339	298	338
7.00% Senior Notes due 2038	497	564	498	556
9.875% Senior Notes due 2039	247	370	247	350
6.75% Senior Notes due 2040	596	680	598	690
5.95% Senior Notes due 2042	545	600	—	—

We have various other long-term debt instruments of $282 million at December 31, 2012, but believe the impact of changes in interest rates in the near term will not be material to these instruments. The carrying value of our short-term borrowings of $997 million at December 31, 2012 approximates fair value.

As it relates to our variable rate debt, if market interest rates average 1% more in 2013 than the rates as of December 31, 2012, interest expense for 2013 would increase by approximately $10 million. This amount was determined by calculating the effect of the hypothetical interest rate on our variable rate debt. For purposes of this sensitivity analysis, we assumed no changes in our capital structure.

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

Amounts paid or received upon termination of the interest rate swaps represent the fair value of the agreements at the time of termination and are amortized as a reduction, in the case of gains, or an increase, in the case of losses, to interest expense over the remaining term of the debt.

In July 2011, the Company entered into interest rate swap agreements to pay a variable interest rate and receive a fixed interest rate with an aggregate notional amount of $300 million. These agreements were designed as fair value hedges of our 6.35% Senior Notes. In June 2012 these swaps were terminated. As a result of these terminations, we received a cash settlement of $18 million.  The gain associated with these interest rate swap terminations was deferred and is being amortized over the remaining term of our 6.35% Senior Notes as a reduction in interest expense.

In August 2011, we entered into interest rate locks with a notional amount of $294 million intended to hedge our projected exposures to interest rates. In October 2011, we terminated a portion of these interest rate locks with a   notional value of $235 million and realized a gain on settlement of $4 million. We recognized a $5 million loss associated with these instruments in the fourth quarter of 2011.

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

As of December 31, 2012 and 2011, we had net unamortized gains of $52 million and $46 million, respectively, associated with interest rate swap terminations.

Item 8. Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of Weatherford International Ltd. and Subsidiaries

We have audited the accompanying consolidated balance sheets of Weatherford International Ltd. and Subsidiaries (the "Company") as of December 31, 2012 and 2011, and the related consolidated statements of operations, comprehensive income (loss), shareholders' equity, and cash flows for each of the three years in the period ended December 31, 2012. Our audits also included the financial statement schedule listed in the Index at Item 15(a). These financial statements and schedule are the responsibility of the Company's Board of Directors and management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 2012 and 2011, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2012, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company's internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 4, 2013 expressed an adverse opinion thereon.

/s/ Ernst & Young LLP

Houston, Texas
March 4, 2013

WEATHERFORD INTERNATIONAL LTD. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
	December 31,
	2012	2011
	(In millions, except par value)
Current Assets:
Cash and Cash Equivalents	$300	$371
Accounts Receivable, Net of Allowance for Uncollectible Accounts of $84 in 2012 and $91 in 2011	3,885	3,233
Inventories, Net	3,675	3,158
Deferred Tax Assets	376	274
Other Current Assets	793	695
Total Current Assets	9,029	7,731

Property, Plant and Equipment:
Land, Buildings and Leasehold Improvements	1,714	1,369
Rental and Service Equipment	10,208	8,867
Machinery and Other	2,407	2,074
	14,329	12,310
Less: Accumulated Depreciation	6,030	5,023
	8,299	7,287

Goodwill	3,871	4,423
Other Intangible Assets, Net	766	711
Equity Investments	646	616
Other Non-current Assets	184	283
Total Assets	$22,795	$21,051

Current Liabilities:
Short-term Borrowings and Current Portion of Long-term Debt	$1,585	$1,320
Accounts Payable	2,108	1,571
Accrued Salaries and Benefits	490	402
Billings in Excess of Costs and Estimated Earnings	281	30
Income Taxes Payable	167	178
Other Current Liabilities	1,079	782
Total Current Liabilities	5,710	4,283

Long-term Debt	7,049	6,286
Other Non-current Liabilities	1,218	1,137
Total Liabilities	13,977	11,706

Shareholders' Equity:
Shares - Par Value 1.16 Swiss Francs; Authorized 840 shares, Conditionally Authorized 372 shares, Issued 840 Shares at December 31, 2012; Authorized 1,138 Shares, Conditionally Authorized 379 Shares, Issued 765 Shares at December 31, 2011	775	769
Capital in Excess of Par Value	4,674	4,675
Treasury Shares, at Cost	(182)	(334)
Retained Earnings	3,356	4,134
Accumulated Other Comprehensive Income	163	80
Weatherford Shareholders' Equity	8,786	9,324
Noncontrolling Interests	32	21
Total Shareholders' Equity	8,818	9,345
Total Liabilities and Shareholders' Equity	$22,795	$21,051

The accompanying notes are an integral part of these consolidated financial statements.

WEATHERFORD INTERNATIONAL LTD. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2012	2011	2010
	(In millions, except per share amounts)
Revenues:
Products	$6,024	$4,884	$3,580
Services	9,191	8,104	6,641
	15,215	12,988	10,221
Costs and Expenses:
Cost of Products	4,693	3,742	2,637
Cost of Services	7,162	5,936	4,953
Research and Development	257	245	216
Selling, General and Administrative Attributable to Segments	1,585	1,532	1,404
Corporate General and Administrative	355	226	237
Goodwill and Equity Investment Impairment	793	—	—
Sanctioned Country Loss Contingency	100	—	—
Gain on Sale of Business	(28)	—	—
	14,917	11,681	9,447

Operating Income	298	1,307	774
Other Income (Expense):
Interest Expense, Net	(486)	(453)	(406)
Bond Tender Premium	—	—	(54)
Devaluation of Venezuelan Bolivar	—	—	(64)
Other, Net	(100)	(107)	(53)

Income (Loss) Before Income Taxes	(288)	747	197
Provision for Income Taxes	(462)	(542)	(396)
Net Income (Loss)	(750)	205	(199)
Net Income Attributable to Noncontrolling Interests	(28)	(16)	(18)
Net Income (Loss) Attributable to Weatherford	$(778)	$189	$(217)

Earnings (Loss) Per Share Attributable To Weatherford:
Basic	$(1.02)	$0.25	$(0.29)
Diluted	$(1.02)	$0.25	$(0.29)

Weighted Average Shares Outstanding:
Basic	765	753	743
Diluted	765	760	743

The accompanying notes are an integral part of these consolidated financial statements.

 WEATHERFORD INTERNATIONAL LTD. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	Year Ended December 31,
	2012	2011	2010
		(In millions)

Net Income (Loss)	$(750)	$205	$(199)
Other Comprehensive Income (Loss), Net of Tax:
Foreign Currency Translation	86	(118)	3
Defined Benefit Pension Activity	(4)	(5)	56
Other	1	1	1
Other Comprehensive Income (Loss)	83	(122)	60
Comprehensive Income (Loss)	(667)	83	(139)
Comprehensive Income Attributable to Noncontrolling Interests	(28)	(16)	(18)
Comprehensive Income (Loss) Attributable to Weatherford	$(695)	$67	$(157)

The accompanying notes are an integral part of these consolidated financial statements.

WEATHERFORD INTERNATIONAL LTD. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

	Issued Shares	Capital In Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive Income	Treasury Shares	Non-controlling Interests	Total Shareholders' Equity
				(In millions)

Balance at December 31, 2009	$761	$4,635	$4,166	$142	$(608)	$79	$9,175

Net Loss	—	—	(217)	—	—	18	(199)
Other Comprehensive Income	—	—	—	60	—	—	60
Dividends Paid to Noncontrolling Interests	—	—	—	—	—	(29)	(29)
Shares Issued for Acquisitions	—	(10)	—	—	38	—	28
Equity Awards Granted, Vested and Exercised	—	(8)	—	—	94	—	86
Other	—	—	—	—	(2)	(1)	(3)
Balance at December 31, 2010	761	4,617	3,949	202	(478)	67	9,118

Net Income	—	—	189	—	—	16	205
Other Comprehensive Loss	—	—	—	(122)	—	—	(122)
Dividends Paid to Noncontrolling Interests	—	—	—	—	—	(29)	(29)
Shares Issued for Acquisitions	6	63	—	—	65	—	134
Equity Awards Granted, Vested and Exercised	—	(7)	—	—	79	—	72
Excess Tax Benefit of Share-Based Compensation Plans	—	4	—	—	—	—	4
Deconsolidation of Joint Ventures	—	—	(4)	—	—	(34)	(38)
Other	2	(2)	—	—	—	1	1
Balance at December 31, 2011	769	4,675	4,134	80	(334)	21	9,345

Net Loss	—	—	(778)	—	—	28	(750)
Other Comprehensive Income	—	—	—	83	—	—	83
Dividends Paid to Noncontrolling Interests	—	—	—	—	—	(21)	(21)
Shares Issued for Acquisitions	—	(27)	—	—	66	—	39
Equity Awards Granted, Vested and Exercised	—	(22)	—	—	86	—	64
Excess Tax Benefit of Share-Based Compensation Plans	—	(3)	—	—	—	—	(3)
Exercise of Warrants	6	59	—	—	—	—	65
Other	—	(8)	—	—	—	4	(4)
Balance at December 31, 2012	$775	$4,674	$3,356	$163	$(182)	$32	$8,818

The accompanying notes are an integral part of these consolidated financial statements.

WEATHERFORD INTERNATIONAL LTD. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2012	2011	2010
		(In millions)
Cash Flows From Operating Activities:
Net Income (Loss)	$(750)	$205	$(199)
Adjustments to Reconcile Net Income (Loss) to Net Cash Provided by Operating Activities:
Depreciation and Amortization	1,282	1,136	1,048
Goodwill and Equity Investment Impairment	793	—	—
Sanctioned Country Loss Contingency	100	—	—
Employee Share-Based Compensation Expense	76	87	99
Bad Debt Expense	22	52	57
(Gain) Loss on Sale of Assets and Businesses, Net	(9)	29	30
Deferred Income Tax Provision (Benefit)	(13)	121	82
Excess Tax Benefits from Share-Based Compensation	(1)	(4)	—
Devaluation of Venezuelan Bolivar	—	—	64
Other, Net	43	(19)	61
Change in Operating Assets and Liabilities, Net of Effect of Businesses Acquired:
Accounts Receivable	(705)	(623)	(190)
Inventories	(738)	(606)	(359)
Other Current Assets	(231)	(81)	82
Accounts Payable	543	242	298
Billings in Excess of Costs and Estimated Earnings	255	29	1
Other Current Liabilities	452	202	(21)
Other, Net	102	82	102
Net Cash Provided by Operating Activities	1,221	852	1,155

Cash Flows from Investing Activities:
Capital Expenditures for Property, Plant and Equipment	(2,177)	(1,524)	(977)
Acquisitions of Businesses, Net of Cash Acquired	(165)	(144)	(144)
Acquisition of Intellectual Property	(17)	(8)	(24)
Acquisition of Equity Investments in Unconsolidated Affiliates	(8)	(14)	(2)
Proceeds from Sale of Assets and Businesses, Net	61	31	197
Other Investing Activities	—	(15)	42
Net Cash Used by Investing Activities	(2,306)	(1,674)	(908)

Cash Flows From Financing Activities:
Borrowings of Long-term Debt	1,313	22	1,580
Repayments of Long-term Debt	(310)	(216)	(721)
Borrowings (Repayments) of Short-term Debt, Net	(13)	992	(834)
Bond Tender Premium	—	—	(54)
Proceeds from Exercise of Warrants	65	—	—
Excess Tax Benefits from Share-Based Compensation	1	4	—
Other Financing Activities, Net	(44)	(25)	(36)
Net Cash Provided (Used) by Financing Activities	1,012	777	(65)
Effect of Exchange Rate Changes on Cash and Cash Equivalents	2	—	(19)

Net Increase (Decrease) in Cash and Cash Equivalents	(71)	(45)	163
Cash and Cash Equivalents at Beginning of Year	371	416	253
Cash and Cash Equivalents at End of Year	$300	$371	$416

The accompanying notes are an integral part of these consolidated financial statements.

WEATHERFORD INTERNATIONAL LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  Summary of Significant Accounting Policies

Organization and Nature of Operations

Weatherford International Ltd., a Swiss joint-stock corporation (together with its subsidiaries, "Weatherford," the "Company," "we," "us," and "our"), is one of the world's leading providers of equipment and services used in the drilling, evaluation, completion, production and intervention of oil and natural gas wells. We operate in over 100 countries, which are located in nearly all of the oil and natural gas producing regions in the world. Many of our businesses, including those of our predecessor companies, have been operating for more than 50 years.

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

On December 17, 2012, restated financial information for years ended December 31, 2011 and 2010 was filed with the Securities and Exchange Commission on Form 10-K/A.  This restatement addressed errors in the Company's accounting for income taxes.  As a result, the financial information presented within this report for 2011 and prior years has been restated and is not consistent with the financial statements included in our originally filed Form 10-K approved by the shareholders on May 23, 2012.

Principles of Consolidation

The consolidated financial statements include the accounts of Weatherford International Ltd., all wholly-owned subsidiaries, controlled joint ventures and variable interest entities in which the Company has determined it is the primary beneficiary for accounting purposes.  All material intercompany accounts and transactions have been eliminated within our consolidated financial statements.

Investments in affiliates in which we exercise significant influence over operating and financial policies are accounted for using the equity method. We recognize equity in earnings of unconsolidated affiliates in Selling, General and Administration attributable to segments in our Consolidated Statements of Operations (see Note 9 –Equity Investments).

We have a significant variable interest in a lessor trust that is a variable interest entity. We are not the primary beneficiary and do not consolidate the trust. The variable interest in the trust is created by the residual fair value guarantees on the leased assets. Our maximum exposure to loss associated with this variable interest and the respective fair value guarantees totaled $41 million at December 31, 2012.  In addition, we have guaranteed debt on behalf of equity investees in whom we have a variable interest and for which we are not the primary beneficiary.  These guarantees totaled $73 million at December 31, 2012.

Deconsolidation

During 2011, we deconsolidated three joint ventures that should have been deconsolidated as of January 1, 2010 in accordance with the variable interest entity accounting guidance, effective in 2010. We recognized equity investments totaling $43 million and derecognized the associated noncontrolling interests totaling $34 million.

WEATHERFORD INTERNATIONAL LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Use of Estimates

The preparation of financial statements in conformity with U.S. generally accepted accounting principles ("GAAP") requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period and disclosure of contingent liabilities. On an on-going basis, we evaluate our estimates, including those related to uncollectible accounts receivable, lower of cost or market value of inventories, equity investments, intangible assets and goodwill, property, plant and equipment, income taxes, percentage-of-completion accounting for long-term contracts, self-insurance, pension and postretirement benefit plans, contingencies and share based payments. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities not readily apparent from other sources. Actual results could differ from those estimates.

Disputes, Litigation and Contingencies

We accrue an estimate of the probable and estimable cost to resolve certain legal and investigation matters. For matters not deemed probable and reasonably estimable, we have not accrued any amounts in accordance with the accounting guidance. Our contingent loss estimates are based upon an analysis of potential results, assuming a combination of probable litigation and settlement strategies. The accuracy of these estimates is impacted by the complexity of the associated issues.

Cash and Cash Equivalents

We consider all highly liquid investments with original maturities of three months or less to be cash equivalents.

Allowance for Doubtful Accounts

We establish an allowance for doubtful accounts based on various factors including historical experience, the current aging status of our customer accounts, the financial condition of our customers and the business and political environment in which our customers operate. Provisions for doubtful accounts are recorded when it becomes probable that customer accounts are uncollectible.

Major Customers and Credit Risk

Substantially all of our customers are engaged in the energy industry. This concentration of customers may impact our overall exposure to credit risk, either positively or negatively, in that customers may be similarly affected by changes in economic and industry conditions. We perform on-going credit evaluations of our customers and do not generally require collateral in support of our trade receivables. We maintain reserves for potential credit losses, and actual losses have historically been within our expectations. International sales also present various risks, including risks of war, civil disturbances, and governmental activities that may limit or disrupt markets, restrict the movement of funds, or result in the deprivation of contract rights or the taking of property without fair consideration. Most of our international sales are to large international or national oil companies and these sales have resulted in a concentration of receivables from certain national oil companies in Latin America.  As of December 31, 2012 our receivables from Latin America customers accounted for 39% of our net outstanding accounts receivable balance with $373 million due from Petroleos de Venezuela, S.A. ("PDVSA") and $475 million due from Petroleos Mexicanos ("Pemex"). See Note 21 – Subsequent Events for discussion of the February 2013 devaluation of the Venezuelan bolivar and estimated financial statement impact.  During 2012, 2011 and 2010, no individual customer accounted for more than 10% of our consolidated revenues.

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

Our depreciation expense for the years ended December 31, 2012, 2011 and 2010 was $1,159 million, $1,035 million and $956 million, respectively. We classify our rig assets as Rental and Service Equipment on the Consolidated Balance Sheets.

The estimated useful lives of our major classes of property, plant and equipment are as follows:

Estimated Useful Lives
Buildings and leasehold improvements	10 – 40 years or lease term
Rental and service equipment	2 – 20 years
Machinery and other	2 – 12 years

Goodwill and Indefinite-Lived Intangible Assets

We test for the impairment of goodwill and other intangible assets with indefinite lives annually as of October 1, or more frequently if indicators of impairment exist. Our goodwill impairment test involves a comparison of the fair value of each of our reporting units with its carrying amount.  Fair value is estimated using discounted cash flows using a discount rate adjusted for the credit risk of the regional reporting unit tested. If the fair value of a reporting unit is less than the recorded book value of the reporting unit's assets (including goodwill), less liabilities, then a hypothetical purchase price allocation is performed on the reporting unit's assets and liabilities using the fair value of the reporting unit as the purchase price in the calculation. If the amount of goodwill resulting from this hypothetical purchase price allocation is less than the recorded amount of goodwill, the recorded goodwill is written down to the new amount. Our indefinite-lived asset impairment test involves a comparison of the fair value of the intangible asset and its carrying value.  If the fair value is less than the carrying value, the asset is written down to fair value.

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

WEATHERFORD INTERNATIONAL LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Derivative Financial Instruments

We record derivative instruments on the balance sheet at their fair value, as either an asset or a liability. Changes in the fair value of derivatives are recorded each period in current earnings or other comprehensive income (loss), depending on whether the derivative is designated as part of a hedge relationship, and if so, the type of hedge transaction. Any gain or loss associated with the termination of an interest rate swap that was accounted for as a hedge instrument is deferred and amortized as an adjustment to interest expense over the remaining term of the designated debt instrument.

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

For our subsidiaries that have a functional currency that differs from the currency of their balances and transactions, inventories, property, plant and equipment and other non-monetary assets and liabilities, together with their related elements of expense or income, are remeasured using historical exchange rates. All monetary assets and liabilities are remeasured at current exchange rates. All revenues and expenses are translated at average exchange rates. Remeasurement gains and losses for these subsidiaries are recognized in our results of operations during the period incurred. We had net foreign currency losses of $85 million, $84 million and $34 million in 2012, 2011 and 2010, respectively. The gain or loss related to individual foreign currency transactions is included in Other, Net in our Consolidated Statements of Operations.

Share-Based Compensation

We account for all share-based payment awards, including shares issued under employee stock purchase plans, stock options, restricted stock and performance units by measuring these awards at the date of grant and recognizing the grant date fair value as an expense, net of expected forfeitures, over the service period, which is usually the vesting period.

WEATHERFORD INTERNATIONAL LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Both contract drilling and pipeline service revenue is contractual by nature and generally governed by day-rate based contracts. We recognize revenue for these day-rate contracts based on the criteria outlined above, which is consistent with our other product offerings.

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

Measurements of progress are based on costs incurred to date as a percentage of total estimated costs. At the outset of each contract, we prepare a detailed analysis of our estimated cost to complete the project. Risks related to service delivery, usage, productivity, and other factors are considered in the estimation process. We periodically evaluate the estimated costs, claims, change orders, and percentage-of-completion at the contract level. The recording of profits and losses on long-term contracts requires an estimate of the total profit or loss over the life of each contract. This estimate requires consideration of total contract value, change orders, and claims, less costs incurred and estimated costs to complete. Anticipated losses on contracts are recorded in full in the period in which they become evident. Profits are recorded based upon the total estimated contract profit multiplied by the current estimated percentage complete for the contract.

WEATHERFORD INTERNATIONAL LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Earnings per Share

Basic earnings per share for all periods presented equals net income divided by the weighted average number of our shares outstanding during the period including participating securities. Diluted earnings per share is computed by dividing net income by the weighted average number of our shares outstanding during the period including participating securities, adjusted for the dilutive effect of our stock options, restricted shares, performance units and our outstanding warrants. Our diluted earnings per share calculation excludes five million potential shares for the year ended December 31, 2011 due to their anti-dilutive effect. Our diluted earnings per share calculation for the years ended December 31, 2012 excludes four million potential shares and our diluted earnings per share calculation for 2010 excludes seven million potential shares that would have been included if we had net income for those years, but are excluded as we had a net losses and their inclusion would have been anti-dilutive.

Unvested share-based payment awards that contain non-forfeitable rights to dividends or dividend equivalents, whether paid or unpaid, are participating securities and are included in the computation of earnings per share following the two-class method. Accordingly, we include our restricted share awards ("RSA"), which contain the right to vote and receive dividends, in the computation of both basic and diluted earnings per share.  The following reconciles basic and diluted weighted average shares outstanding:

	Year Ended December 31,
	2012	2011	2010
		(In millions)

Basic weighted average shares outstanding	765	753	743
Dilutive effect of:
Warrants	—	2	—
Stock options and restricted shares	—	5	—
Diluted weighted average shares outstanding	765	760	743

Reclassifications

Certain reclassifications have been made to conform prior year financial information to the current period presentation.

New Accounting Pronouncements

In May 2011, the Financial Accounting Standards Board ("FASB") issued new guidance to achieve common fair value measurement and disclosure requirements between GAAP and International Financial Reporting Standards. This new guidance amends current fair value measurement and disclosure guidance to include increased transparency around valuation inputs and investment categorization. This new guidance is effective for fiscal years and interim periods beginning after December 15, 2011. Our adoption of the new guidance did not impact our consolidated financial position, results of operations or cash flows, although it did require additional fair value disclosures.

In June 2011, the FASB issued new guidance on the presentation of comprehensive income.   This guidance requires the presentation of the components of net income and other comprehensive income either in a single continuous statement or in two separate but consecutive statements. The initial requirement to present reclassification adjustments for items that are reclassified from other comprehensive income to net income on the face of the financial statement was deferred by the FASB. We have adopted the effective guidance and net income and other comprehensive income has been presented in two separate but consecutive statements for the current reporting period and prior comparative periods in our consolidated financial statements.  In January 2013, the FASB issued additional guidance on this topic clarifying the presentation and disclosure that were previously deferred.   The additional guidance is effective for reporting periods beginning after December 15, 2012 and we have not exercised the option to early adopt.

In September 2011, the FASB issued an accounting update that gives companies the option to make a qualitative evaluation about the likelihood of goodwill impairment. Companies are required to perform the two-step impairment test only if they conclude that the fair value of a reporting unit is more likely than not less than its carrying value.  The accounting update is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011.  We did not utilize this option in 2012.

WEATHERFORD INTERNATIONAL LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

In July 2012, the FASB issued an update to existing guidance on the impairment assessment of indefinite-lived intangibles. This update simplifies the impairment assessment of indefinite-lived intangibles by allowing companies to consider qualitative factors to determine whether it is more likely than not that the fair value of an indefinite-lived intangible asset is less than its carrying amount before performing the two-step impairment review process. This new guidance is effective for fiscal years and interim periods beginning after September 15, 2012.  We did not utilize this option in 2012.

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
In May 2012, we acquired a company that designs and produces well completion tools.  As purchase consideration, we paid $29 million in cash, issued three million shares valued at approximately $39 million, settled a previously existing note receivable for $16 million and entered into a contingent consideration arrangement valued at approximately $11 million at December 31, 2012 that will be settled in early 2015.  This contingent consideration arrangement is dependent on the acquired company's 2014 revenue and will be marked to market through current earnings in each reporting period prior to settlement.  The liability is valued using a Monte Carlo simulation and Level 3 inputs.
During the year ended December 31, 2012, we also acquired other businesses and equity investments for cash consideration of $144 million, net of cash acquired. We acquired various businesses and equity investments during the years ended 2011 and 2010 for cash consideration of  $158 million and $146 million, respectively, net of cash acquired.  In addition, our 2011 acquisitions included the issuance of approximately eight million shares valued at $134 million and our 2010 acquisitions included the issuance of approximately two million shares valued at $28 million.
During 2012, we completed the sale of our subsea controls business in exchange for an equity investment, valued at $173 million, in an entity that is positioned to provide complete subsea solutions to clients (see Note 9 – Equity Investments). We recognized a $28 million gain from the transaction, (approximately $25 million net of tax).  The major classes of assets sold included $39 million of accounts receivable and other current assets, $38 million of inventories, $5 million of property plant and equipment and $74 million of goodwill.  Liabilities of $13 million were also transferred in the sale.

WEATHERFORD INTERNATIONAL LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

3.  Supplemental Cash Flow Information

Cash paid for interest and income taxes, net of refunds, was as follows:

	Year Ended December 31,
	2012	2011	2010
		(In millions)

Interest paid, net of capitalized interest	$478	$461	$403
Income taxes paid, net of refunds	443	291	351

We have revised the statements of cash flows for 2011 and 2010 to correct an error in the presentation of dividends paid to non-controlling interests.  The revision increased cash provided by operating activities by $28 million and $30 million for the years ended December 31, 2011 and 2010, respectively, and decreased cash provided (used) by financing activities by the same amount.  The revision is not material to the Company's cash flows in either year.

4.  Percentage of Completion Contracts

During 2012, we recognized losses of $100 million related to a long-term construction contract in Iraq accounted for under the percentage-of-completion method.  As of December 31, 2012, we have claims against our customer of $68 million that are not included in our revenue estimates because they do not meet the criteria for recognition.  Additionally, we have accrued $17 million for liquidated damages that we are contractually obligated to pay as a result of delays in the expected completion of the project.  Although we have not met the criteria for revenue recognition, we expect to vigorously pursue collection of the claims and reduction or elimination of the liquidated damages.  Any benefits resulting from those efforts will be recognized if and when the criteria for the revenue recognition are met.

In addition, in the quarter ended December 31, 2012, we recognized $63 million in revenue upon revision of project estimates, on our projects in Mexico.  These amounts were determined to be realizable in the fourth quarter of 2012.  During 2010, we incurred a $76 million charge for revisions to our profitability estimates on our projects in Mexico, as the client requested a slowdown in drilling activity to near zero while they re-evaluated the pace of drilling and capital expenditures.

5.  Accounts Receivable Factoring

In 2010, we entered into an accounts receivable factoring program to sell accounts receivable in Mexico to third party financial institutions.  In 2011, we sold approximately $65 million under our factoring program, received cash totaling $64 million and recognized a loss of $1 million on these sales. In 2012, we sold approximately $177 million under the program, received cash totaling $163 million and recognized a loss of $1 million on these sales.  In each of the years since 2010, our factoring transactions qualified for sale accounting under the accounting standards and proceeds are included in operating cash flows in our Consolidated Statements of Cash Flows.

6.  Inventories, Net

Inventories, net of reserves, by category were as follows:
	December 31,
	2012	2011
	(In millions)

Raw materials, components and supplies	$461	$443
Work in process	166	149
Finished goods	3,048	2,566
	$3,675	$3,158

During 2012, we recognized a charge of $30 million ($0.04 per share) to adjust the carrying value of our guar inventory, a component of certain drilling fluids, to the lower of cost or market.  During 2012, we recognized an additional charge for excess and obsolete inventory of $53 million ($0.07 per share).  These costs are classified in Cost of Products within our Consolidated Statements of Operations.

WEATHERFORD INTERNATIONAL LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

7.  Goodwill

We perform an impairment test for goodwill and indefinite-lived intangible assets annually as of October 1, or more frequently if indicators of potential impairment exist.  Our goodwill impairment test involves a comparison of the fair value of each of our reporting units with its carrying amount. Fair value is estimated using discounted cash flows and a discount rate based on the weighted average cost of capital of the reporting unit. Our reporting units are components of our operating segments, certain of which are aggregated and include the United States, Canada, Latin America, Europe, Sub-Sahara Africa ("SSA"), Russia, Middle East/North Africa ("MENA") and Asia Pacific.
During the second quarter of 2012, we noted a sustained decline in the market price of our registered shares such that our market capitalization was lower than our total shareholders' equity for an extended period.  Additionally, certain of our reporting units were not performing at the levels previously expected. In response, we considered the associated circumstances to assess whether an event or change had occurred that, more likely than not, reduced the fair value of any of our reporting units below their carrying amount.  After considering the relevant circumstances, we concluded that the decline in our market capitalization was a potential indicator of impairment and we prepared the analysis necessary to identify potential impairment through the comparison of reporting unit fair values and carrying amounts.  This "step one" analysis, indicated that the goodwill attributed to our MENA and SSA reporting units was potentially impaired. Consequently, we performed the "step two" analysis of the goodwill impairment test, comparing the implied fair value of reporting unit goodwill with the carrying amount of that goodwill.  The "step two" analysis indicated that the goodwill for both reporting units was fully impaired and we recognized an impairment loss of $589 million in the second quarter, of which $512 million was attributable to MENA and $77 million to SSA.
The fair values of all our reporting units were in excess of their carrying value as of our October 1, 2012 annual impairment test. The fair value of our Latin America reporting unit was closest to its carrying value and was 16% in excess of its carrying value at October 1, 2012. The goodwill at December 31, 2012 for Latin America was $354 million.

The changes in the carrying amount of goodwill by reportable segment for the two years ended December 31, 2012 were as follows:

	North America	MENA/ Asia Pacific	Europe/ SSA/ Russia	Latin America	Total
	(In millions)

Balance at December 31, 2010	$2,188	747	1,024	320	4,279
Acquisitions	78	—	8	73	159
Disposals	—	—	—	—	—
Purchase price and other Adjustments	17	(4)	2	(1)	14
Foreign currency translation	(11)	—	(10)	(8)	(29)
Balance at December 31, 2011	2,272	743	1,024	384	4,423
Acquisitions	59	—	46	—	105
Disposals	(2)	(7)	(65)	—	(74)
Impairment Loss	—	(512)	(77)	—	(589)
Purchase price and other Adjustments	(18)	—	—	(24)	(42)
Foreign currency translation	25	2	27	(6)	48
Balance at December 31, 2012	$2,336	$226	$955	$354	$3,871

WEATHERFORD INTERNATIONAL LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

8.  Other Intangible Assets

The components of intangible assets were as follows:

	December 31, 2012			December 31, 2011
	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
	(In millions)

Acquired technology	$423	$(207)	$216	$416	$(170)	$246
Licenses	254	(139)	115	256	(130)	126
Patents	266	(113)	153	239	(101)	138
Customer relationships and contracts	353	(148)	205	246	(106)	140
Other	128	(51)	77	100	(39)	61
	$1,424	$(658)	$766	$1,257	$(546)	$711

We have trademarks that are considered to have indefinite lives as we have the ability and intent to renew them indefinitely. These trademarks had a carrying value of $19 million at both December 31, 2012 and 2011, and are included in the Other caption in the table above.

Additions to intangibles for the years ended December 31, 2012 and 2011 were as follows:

	Year Ended December 31,
	2012	2011
	(In millions)

Acquired technology	$—	$—
Licenses	13	7
Patents	34	9
Customer relationships and Contracts	100	47
Other	30	27
Total	$177	$90

The amount and classification of the intangible additions shown above that are related to current year business combinations are based on preliminary information and are subject to change when final asset valuations are obtained.

Amortization expense was $122 million, $102 million and $92 million for the years ended December 31, 2012, 2011 and 2010, respectively. Future estimated amortization expense for the carrying amount of intangible assets as of December 31, 2012 is expected to be as follows (in millions):

2013	$121
2014	116
2015	100
2016	81
2017	73

WEATHERFORD INTERNATIONAL LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

9.  Equity Investments

Our equity investments in unconsolidated affiliates were as follows:

	December 31,
	2012	2011
	(In millions)

Premier Business Solutions	$356	$529
ProServ Group Inc.	170	—
Other Equity Investments	120	87
	$646	$616

At December 31, 2012 and 2011, we own 38.5% of Premier Business Solutions and at December 31, 2012, we owned 25.7% of ProServ Group Inc.  Equity in earnings of unconsolidated affiliates for the years ended December 31, 2012, 2011 and 2010 amounted to $51 million, $20 million and $6 million, respectively.

In connection with our goodwill impairment test performed in 2012, we prepared an analysis to determine the fair value of our equity investments in less than majority owned entities. Upon completion of this valuation, we determined that the fair value attributable to certain equity investments was significantly below our carrying value for these investments. We assessed these declines in value as other than temporary and recognized an impairment loss of $204 million during the second quarter of 2012.

10.  Short-term Borrowings and Current Portion of Long-term Debt

	December 31,
	2012	2011
	(In millions)

Commercial paper program	$888	$997
Other short-term bank loans	109	14
Total short-term borrowings	997	1,011
Current portion of long-term debt	588	309
Short-term borrowings and current portion of long-term debt	$1,585	$1,320
Weighted average interest rate on short-term borrowings outstanding at end of year	1.54%	0.81%

We maintain a $2.25 billion unsecured, revolving credit agreement (the "Credit Agreement") with JPMorgan Chase Bank, N.A., as administrative agent, scheduled to mature July 13, 2016.   The Credit Agreement can be used for a combination of borrowings, support for our $2.25 billion commercial paper program and issuances of letters of credit. This agreement requires that we maintain a debt-to-total capitalization ratio of less than 60%. We were in compliance with this covenant at December 31, 2012. At December 31, 2012, our borrowings under our commercial paper program had a weighted average interest rate of 0.68%, and there were $100 million in outstanding letters of credit under the Credit Agreement.

We have short-term borrowings with various domestic and international institutions pursuant to uncommitted facilities. At December 31, 2012, we had $109 million in short-term borrowings under these arrangements with a weighted average interest rate of 8.58%. In addition, we had $666 million of letters of credit under various uncommitted facilities and $129 million of performance bonds issued by financial sureties against an indemnification from us at December 31, 2012.

The carrying value of our short-term borrowings approximates their fair value as of December 31, 2012. The Current Portion of Long-term Debt at December 31, 2012, includes $544 million for our Senior Notes due in June 2013 and other debt maturing in 2013 totaling $44 million.

WEATHERFORD INTERNATIONAL LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

11. Long-term Debt

We have issued various Senior Notes, all of which rank equally with our existing and future senior unsecured indebtedness, have semi-annual interest payments and no sinking fund requirements. Our Long-term Debt consisted of the following:

	December 31,
	2012	2011
	(In millions)

5.95% Senior Notes due 2012	$—	$273
5.15% Senior Notes due 2013	294	297
4.95% Senior Notes due 2013	250	252
5.50% Senior Notes due 2016	354	357
6.35% Senior Notes due 2017	613	613
6.00% Senior Notes due 2018	497	498
9.625% Senior Notes due 2019	1,025	1,030
5.125% Senior Notes due 2020	797	799
4.50% Senior Notes due 2022	747	—
6.50% Senior Notes due 2036	595	596
6.80% Senior Notes due 2037	298	298
7.00% Senior Notes due 2038	497	498
9.875% Senior Notes due 2039	247	247
6.75% Senior Notes due 2040	596	598
5.95% Senior Notes due 2042	545	—
4.82% Secured Borrowing	132	154
Capital and Other Lease Obligations	118	60
Other	32	25
	7,637	6,595
Less amounts due in one year	588	309
Long-term debt	$7,049	$6,286

The following is a summary of scheduled Long-term Debt maturities by year (in millions):

2013	$588
2014	39
2015	39
2016	387
2017	672
Thereafter	5,912
$7,637

WEATHERFORD INTERNATIONAL LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

On April 4, 2012, we completed a $1.3 billion long-term debt offering comprised of (1) $750 million of 4.5% Senior Notes due 2022 and (2) $550 million of 5.95% Senior Notes due 2042. The net proceeds from this offering were used to repay short-term indebtedness under our commercial paper program and for general corporate purposes.
 In August 2012, as a result of the delay in filing our second quarter report on Form 10-Q and potential delay in filing our third quarter report on Form 10-Q, we sought consents from the holders of our Senior Notes to extend the due date under the Senior Note indentures for providing our Form 10-Q filings and our 2012 Form 10-K filing to no later than March 31, 2013. We received sufficient consents to apply this extension to all series of our publicly traded Senior Notes. We offered a cash payment of $2.50 for each $1,000 in principal amount for those note holders who consented to the extension and we paid approximately $18 million to the holders of our Senior Notes in connection with this consent solicitation, which will be recognized as an increase in interest expense over the remaining terms of the Senior Notes.  We also incurred and expensed in 2012 other costs of $12 million in connection with the consent solicitation.
The weighted average effective interest rate on our Senior Notes for 2012 was 6.0%. The effective rate was determined after giving consideration to the effect of interest rate derivatives accounted for as hedges and the amortization of any discounts (See Note 13 — Derivative Instruments).
12.  Fair Value of Financial Instruments

Financial Instruments Measured and Recognized at Fair Value

We estimate fair value at a price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants in the principal market for the asset or liability. Our valuation techniques require inputs that we categorize using a three level hierarchy, from highest to lowest level of observable inputs. Level 1 inputs are unadjusted quoted prices in active markets for identical assets or liabilities. Level 2 inputs are quoted prices or other market data for similar assets and liabilities in active markets, or inputs that are observable for the asset or liability, either directly or indirectly through market corroboration, for substantially the full term of the financial instrument. Level 3 inputs are unobservable inputs based upon our own judgment and assumptions used to measure assets and liabilities at fair value. Classification of a financial asset or liability within the hierarchy is determined based on the lowest level of input that is significant to the fair value measurement. Other than the contingent consideration discussed in Note 2 and our derivative instruments discussed in Note 13, we had no assets or liabilities measured and recognized at fair value on a recurring basis at December 31, 2012 and 2011.

Fair Value of Other Financial Instruments

Our other financial instruments include short-term borrowings and long-term debt.  The carrying value of our commercial paper and other short-term borrowings approximates their fair value due to the short-term duration of the associated interest rate periods.  These short-term borrowings are classified as Level 2 in the fair value hierarchy.

The fair value of our long-term debt fluctuates with changes in applicable interest rates.  Fair value will exceed carrying value when the current market interest rate is lower than the interest rate at which the debt was originally issued.  The fair value of our Long-term Debt is a measure of its current value under present market conditions and is established based on observable inputs in non-active markets.  The fair value of our Long-term Debt is classified as Level 2 in the fair value hierarchy.

WEATHERFORD INTERNATIONAL LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The fair value and carrying value of our Senior Notes were as follows:

	December 31,
	2012	2011
	(In millions)

Fair value	$8,368	$7,270
Carrying value	7,355	6,595

13.  Derivative Instruments

We are exposed to market risk from changes in foreign currency and changes in interest rates. From time to time, we may enter into derivative financial instrument transactions to manage or reduce our market risk. We manage our debt portfolio to achieve an overall desired position of fixed and floating rates, and we may employ interest rate swaps as a tool to achieve that goal. The major risks from interest rate derivatives include changes in the interest rates affecting the fair value of such instruments, potential increases in interest expense due to market increases in floating interest rates and the creditworthiness of the counterparties in such transactions. In light of events in the global credit markets and the potential impact of these events on the liquidity of the banking industry, we continue to monitor the creditworthiness of our counterparties, which are multinational commercial banks.

The fair values of all our outstanding derivative instruments are determined using a model with Level 2 inputs including quoted market prices for contracts with similar terms and maturity dates.

Fair Value Hedges

We may use interest rate swaps to help mitigate exposures related to changes in the fair values of the associated debt. Amounts paid or received upon termination of interest rate swaps accounted for as fair value hedges represent the fair value of the agreements at the time of termination and are amortized as a reduction, in the case of gains, or as an increase, in the case of losses, of interest expense over the remaining term of the debt.

In July 2011, we entered into interest rate swap agreements to pay a variable interest rate and receive a fixed interest rate with an aggregate notional amount of $300 million. These swaps were designated as fair value hedges of our 6.35% Senior Notes.  In June 2012, these swaps were terminated. As a result of these terminations, we received a cash settlement of $18 million.  The gain associated with these interest rate swap terminations was deferred and is being amortized over the remaining term of our 6.35% Senior Notes as a reduction in interest expense.

As of December 31, 2012 and 2011, we had net unamortized gains of $52 million and $46 million, respectively, associated with interest rate swap terminations.

Cash Flow Hedges

In 2008, we entered into interest rate derivative instruments to hedge projected exposures to interest rates in anticipation of a debt offering. These hedges were terminated at the time of the issuance of the debt and the associated loss on these hedges is being amortized from Accumulated Other Comprehensive Income (Loss) into interest expense over the remaining term of the debt. As of December 31, 2012 and 2011, we had net unamortized losses of $11 million and $12 million, respectively, associated with our cash flow hedge terminations.

Other Derivative Instruments

As of December 31, 2012 and 2011, we had foreign currency forward contracts with aggregate notional amounts of $990 million and $469 million, respectively. These contracts were entered into to hedge exposure to currency fluctuations in various foreign currencies. The total estimated fair value of these contracts and amounts receivable or owed associated with closed contracts resulted in a net liability of $15 million at December 31, 2012 and a net asset of $12 million at December 31, 2011. These derivative instruments were not designated as hedges, and the changes in fair value of the contracts are recorded each period in Other, Net in the accompanying Consolidated Statements of Operations.

WEATHERFORD INTERNATIONAL LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

We have cross-currency swaps between the U.S. dollar and Canadian dollar to hedge certain exposures to the Canadian dollar. At December 31, 2012 and 2011, we had notional amounts outstanding of $168 million for each year. The total estimated fair value of these contracts at December 31, 2012 and 2011 resulted in a liability of $34 million and $27 million, respectively. These derivative instruments were not designated as hedges, and the changes in fair value of the contracts are recorded each period in Other, Net in the accompanying Consolidated Statements of Operations.

The fair values of outstanding derivative instruments are summarized as follows:

	December 31,
	2012	2011	Classifications
	(In millions)
Derivative assets designated as hedges:
Interest rate swaps	$—	$13	Other Assets

Derivative assets not designated as hedges:
Foreign currency forward contracts	5	20	Other Current Assets

Derivative liabilities not designated as hedges:
Foreign currency forward contracts	(20)	(8)	Other Current Liabilities
Interest rate locks	—	(9)	Other Current Liabilities
Cross-currency swap contracts	(34)	(27)	Other Liabilities

14.  Shareholders' Equity

Changes in our Issued and Treasury shares during the years ended December 31, 2012, 2011 and 2010 were as follows:

	Issued	Treasury
	(In millions)

Balance at December 31, 2009	758	(29)
Shares issued for acquisitions	—	2
Equity awards granted, vested and exercised	—	4

Balance at December 31, 2010	758	(23)
Shares issued for acquisitions	5	3
Equity awards granted, vested and exercised	—	4
Shares issued for warrants	2	—

Balance at December 31, 2011	765	(16)
Shares issued for acquisitions	—	3
Equity awards granted, vested and exercised	—	4
Shares issued for warrants	5	—
Shares issued in internal restructuring	70	(70)
Balance at December 31, 2012	840	(79)

Effective May 23, 2012, we issued 70 million shares to one of our subsidiaries in an internal restructuring of certain of the Company's assets.

WEATHERFORD INTERNATIONAL LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Authorized Shares

At December 31, 2012, we were authorized to issue 840 million registered shares and conditionally authorized to issue 372 million registered shares.

Warrants

At December 31, 2010, warrants were outstanding to purchase up to 12.9 million of our shares at a price of $15.00 per share. On March 4, 2011, 4.3 million of these warrants were exercised through net share settlement resulting in the issuance of 1.7 million shares. At December 31, 2011, 8.6 million of these warrants were outstanding and exercisable until February 2012. On February 28, 2012, 4.3 million of these warrants were exercised through physical delivery of shares in exchange for $65 million and the remaining 4.3 million of these warrants were exercised through net share settlement resulting in the issuance of 494 thousand shares.

15. Share-Based Compensation

Incentive Plans

Our incentive plans permit the grant of options, stock appreciation rights, restricted stock awards ("RSA"), restricted share units ("RSU"), performance share awards, performance unit awards, other share-based awards and cash-based awards to any employee, non-employee directors, and other individual service providers or any affiliate.

The provisions of each award vary based on the type of award granted and are specified by the Compensation Committee of our Board of Directors. Those awards, such as stock options that are based on a specific contractual term, will be granted with a term not to exceed ten years. Upon grant of an RSA, the participant has the rights of a shareholder, including but not limited to, the right to vote such shares and the right to receive any dividends paid on such shares. Recipients of RSU awards do not have the rights of a shareholder until such date as the shares are issued or transferred to the recipient. As of December 31, 2012, approximately five million shares were available for grant under our incentive plans.

Share-Based Compensation Expense

We recognized the following employee share-based compensation expense during each of the years ended December 31, 2012, 2011 and 2010:

	Year Ended December 31,
	2012	2011	2010
		(In millions)

Share-based compensation	$76	$87	$99
Related tax benefit	27	30	35

Options

Stock options were granted with an exercise price equal to or greater than the fair market value of our shares as of the date of grant. We used the Black-Scholes option pricing model to determine the fair value of stock options awarded. The estimated fair value of our stock options was expensed over their vesting period, which was generally one to four years. There were no stock options granted during 2012, 2011 or 2010. The intrinsic value of stock options exercised during 2012, 2011 and 2010 was $4 million, $10 million and $12 million, respectively. All options were fully vested as of December 31, 2012.

WEATHERFORD INTERNATIONAL LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

A summary of option activity for the year ended December 31, 2012, is presented below:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Term	Aggregate Intrinsic Value
	(In thousands)		(In years)	(In thousands)

Outstanding at December 31, 2011	11,107	$8.99	2.50	$69,385
Granted	—	—
Exercised	(704)	5.78
Forfeited	—	—
Outstanding and Vested at December 31, 2012	10,403	$9.21	2.54	$31,717

Restricted Share Awards and Restricted Share Units

RSAs and RSUs vest based on continued employment, generally over a two to five-year period. The fair value of RSAs and RSUs is determined based on the closing price of our shares on the date of grant. The total fair value, less assumed forfeitures, is expensed over the vesting period. The weighted-average grant date fair value of RSAs and RSUs granted during the years ended December 31, 2012, 2011 and 2010 was $13.30, $22.41 and $16.45, respectively. The total fair value of RSAs and RSUs vested during the years ended December 31, 2012, 2011 and 2010 was $78 million, $86 million and $96 million, respectively. As of December 31, 2012, there was $58 million of unrecognized compensation expense related to unvested RSAs and RSUs, which is expected to be recognized over a weighted average period of two years. A summary of RSA and RSU activity for the year ended December 31, 2012 is presented below:

	RSA	Weighted Average Grant Date Fair Value	RSU	Weighted Average Grant Date Fair Value
	(In thousands)		(In thousands)

Non-Vested at December 31, 2011	3,088	$24.04	3,827	$22.65
Granted	1,076	12.13	1,553	14.11
Vested	(1,507)	23.96	(1,896)	21.97
Forfeited	(255)	22.41	(433)	23.33
Non-Vested at December 31, 2012	2,402	$18.93	3,051	$18.63

Performance Units

We issued one million and 688 thousand performance units in 2012 and 2011, respectively. The performance units typically vest at the end of a three-year period assuming continued employment and the Company's achievement of certain market-based performance goals. Performance units expire unvested when market conditions are not met. The weighted average grant date fair value of our performance units was determined through use of the Monte Carlo simulation method. As of December 31, 2012, there was $15 million of unrecognized compensation expense related to performance units, which is expected to be recognized over a weighted average period of one year.

WEATHERFORD INTERNATIONAL LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

A summary of performance unit activity for the years ended December 31, 2012 and 2011 is presented below:

	Year Ended December 31, 2012	Weighted Average Grant Date Fair Value	Year Ended December 31, 2011	Weighted Average Grant Date Fair Value
	(In thousands)		(In thousands)

Non-Vested at Period Beginning	1,241	$21.35	986	$12.32
Granted	1,064	21.32	688	29.64
Vested	(64)	13.19	—	—
Expired	(358)	15.49	(363)	12.32
Forfeited	(481)	21.53	(70)	22.03
Non-Vested at Period End	1,402	$23.14	1,241	$21.35

16.  Retirement and Employee Benefit Plans

We have defined contribution plans covering certain employees. Contribution expenses related to these plans totaled $62 million, $50 million and $43 million in 2012, 2011 and 2010, respectively. We have defined benefit pension and other postretirement benefit plans covering certain U.S. and international employees.  These do not pertain to personnel in Switzerland.  Net periodic benefit cost related to these plans totaled $16 million, $14 million and $51 million in 2012, 2011 and 2010, respectively.  Plan benefits are generally based on factors such as age, compensation levels and years of service.

The projected benefit obligations for our defined benefit pension and other postretirement benefit plans were $275 million and $253 million as of December 31, 2012 and 2011, respectively, and the fair values of the plan assets (determined primarily using Level 2 inputs) were $130 million and $111 million as of December 31, 2012 and 2011, respectively.  The net underfunded obligation was substantially all recorded within Other Noncurrent Liabilities at each balance sheet date.  The weighted average assumption rates used for benefit obligations were as follows:

Year Ended December 31,
	2012	2011
Discount rate:
United States plans	1.00% – 4.00%	2.50% – 4.50%
International plans	1.36% – 7.00%	1.37% – 7.50%
Rate of compensation increase:
United States plans	–	–
International plans	2.00% – 4.10%	2.00% – 4.30%

Amounts in accumulated other comprehensive income (loss) that have not yet been recognized as components of net periodic benefit cost were $55 million and $47 million as of December 31, 2012 and 2011, respectively.

During 2012 and 2011, we contributed $11 million and $10 million, respectively, to our defined benefit pension and other postretirement benefit plans.  In 2013, we expect to contribute approximately $12 million to our defined benefit pension and other postretirement benefit plans.

WEATHERFORD INTERNATIONAL LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

17. Income Taxes

We are exempt from Swiss cantonal and communal tax on income derived outside Switzerland, and we are also granted participation relief from Swiss federal tax for qualifying dividend income and capital gains related to the sale of qualifying investments in subsidiaries. We expect that the participation relief will result in a full exemption of participation income from Swiss federal income tax.

We provide for income taxes based on the laws and rates in effect in the countries in which operations are conducted, or in which we or our subsidiaries are considered resident for income tax purposes. The relationship between our pre-tax income or loss and our income tax provision or benefit varies from period to period as a result of various factors which include changes in total pre-tax income or loss, the jurisdictions in which our income is earned, the tax laws in those jurisdictions and in our operating structure.

Our income tax benefit (provision) from continuing operations consisted of the following:

	Year Ended December 31,
	2012	2011	2010
	(In millions)

Total current provision	$(475)	$(421)	$(314)

Total deferred benefit (provision)	13	(121)	(82)
	$(462)	$(542)	$(396)

The difference between the income tax provision at the Swiss federal income tax rate and the income tax provision attributable to Income Before Income Taxes for each of the three years ended December 31, 2012 is analyzed below:

	Year Ended December 31,
	2012	2011	2010
		(In millions)

Swiss federal income tax rate at 7.83%	$23	$(59)	$(16)
Tax on earnings subject to rates different than the Swiss federal income tax rate	(341)	(377)	(246)
Change in valuation allowance	(108)	(29)	(55)
Change in uncertain tax positions	(36)	(77)	(79)
	$(462)	$(542)	$(396)

In 2012, our results include a $589 million goodwill impairment charge, substantially all of which was non-deductible, a $204 million equity method impairment charge and a $100 million accrual for a loss contingency, both of which are fully non-deductible.  In 2011, we recorded tax expense of $20 million related to the redemption of equity in one of our U.S. subsidiaries and in 2010, we recorded tax expense of approximately $124 million related to the restructuring of our Latin America operations. These amounts are included in tax on earnings subject to rates different than the Swiss federal income tax rate.

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

WEATHERFORD INTERNATIONAL LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The components of the net deferred tax asset (liability) attributable to continuing operations were as follows:

	December 31,
	2012	2011
	(In millions)

Net operating losses carryforwards	$396	$301
Accrued liabilities and reserves	229	212
Tax credit carryforwards	117	117
Employee benefits	61	55
Inventory	61	44
Other	112	69
Valuation allowance	(317)	(201)
Total deferred tax assets	659	597

Deferred tax liabilities:
Property, plant and equipment	(501)	(424)
Intangible assets	(245)	(218)
Deferred Income	(27)	(54)
Other	(32)	(39)
Total deferred tax liabilities	(805)	(735)
Net deferred tax assets (liabilities)	$(146)	$(138)

The overall increase in the valuation allowance in 2012 is primarily attributable to the establishment of a valuation allowance against current year net operating losses ("NOLs") and tax credits in various jurisdictions.  Our results in 2012 include significant losses in Iraq upon which we recorded a valuation allowance of $72 million.  Management's assessment is that it is more likely than not the character and nature of future taxable income will not allow us to realize the tax benefits of the NOLs and tax credits within the allowable carryforward period. Therefore, a valuation allowance has been recorded.

As of December 31, 2012, undistributed earnings of our foreign subsidiaries that are indefinitely reinvested and could be subject to tax amount to approximately $1.5 billion.  Deferred income taxes and the related dividend withholding taxes have not been provided on those earnings as they are considered to be indefinitely reinvested.  Distribution of those earnings in the form of dividends or otherwise could result in income and withholding taxes payable in various countries.  Due to complexities in the tax laws and the manner of repatriation, it is not practicable to estimate the amount of deferred income taxes associated with those unremitted earnings.

At December 31, 2012, we had approximately $1.7 billion of NOLs in various jurisdictions, $371 million of which were generated by certain U.S. subsidiaries.  Loss carryforwards, if not utilized, will mostly expire for U.S. subsidiaries in 2029 and 2030, and at various dates from 2013 through 2032 for non-U.S. subsidiaries.  At December 31, 2012 we had $117 million of tax credit carryovers, of which $95 million is for U.S. subsidiaries, and consists of $22 million of research and development tax credit carryforwards which expire from 2018 through 2031, and $73 million of foreign tax credit carryforwards which expire from 2013 through 2020.

WEATHERFORD INTERNATIONAL LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

A tabular reconciliation of the total amounts of uncertain tax positions at the beginning and end of the period is as follows:
	Year Ended December 31,
	2012	2011	2010
	(In millions)

Balance at beginning of year	$292	$237	$186
Additions as a result of tax positions taken during a prior period	8	7	—
Reductions as a result of tax positions taken during a prior period	(1)	(8)	—
Additions as a result of tax positions taken during the current period	29	65	67
Reductions relating to settlements with taxing authorities	(14)	(3)	(5)
Reductions as a result of a lapse of the applicable statute of limitations	(19)	(2)	(2)
Foreign exchange effects	1	(4)	(9)
Balance at end of year	$296	$292	$237

Substantially all of the uncertain tax positions, if recognized in future periods, would impact our effective tax rate.

To the extent penalties and interest would be assessed on any underpayment of income tax, such amounts have been accrued and classified as a component of income tax expense and other non-current liabilities in the financial statements in accordance with our accounting policy. We recorded $21 million, $20 million and $27 million of interest and penalties for the years ended December 31, 2012, 2011 and 2010, respectively. The amounts in the table above exclude accrued interest and penalties of $142 million, $121 million and $102 million at December 31, 2012, 2011 and 2010, respectively, which are included in other liabilities.

We are subject to income tax in many of the over 100 countries where we operate.  As of December 31, 2012, the following table summarizes the tax years that remain subject to examination for the major jurisdictions in which we operate:

Canada	2005 - 2012
Mexico	2007 - 2012
Russia	2009 - 2012
Switzerland	2009 - 2012
United States	2007 - 2012
Venezuela	2008 - 2012

We anticipate a reduction in the balance of uncertain tax positions by up to $41 million in the next twelve months due to expiration of statutes of limitations, settlements and/or conclusions of tax examinations.

WEATHERFORD INTERNATIONAL LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

18.  Disputes, Litigation and Contingencies

U.S. Government and Internal Investigations

We are currently involved in government and internal investigations.

The U.S. Department of Commerce, Bureau of Industry & Security, Office of Foreign Assets Control ("OFAC"), Department of Justice ("DOJ") and SEC have undertaken investigations of allegations of improper sales of products and services by the Company and its subsidiaries in certain sanctioned countries. We have cooperated fully with these investigations and we have retained legal counsel, reporting directly to our Audit Committee, to investigate these matters.

In light of these investigations, the U.S. and foreign policy environment and the inherent uncertainties surrounding these countries, we decided in September 2007 to direct our foreign subsidiaries to discontinue doing business in countries that are subject to comprehensive U.S. economic and trade sanctions, specifically Cuba, Iran, and Sudan, as well as Syria. Effective September 2007, we ceased entering into any new contracts in these countries and began an orderly discontinuation and winding down of our existing business in these sanctioned countries. Effective March 31, 2008, we substantially completed our winding down of business in these countries and have conducted further withdrawal activities, pursuant to the licenses issued by OFAC, which have now ceased. Certain of our subsidiaries continue to conduct business in countries such as Myanmar which was subject to more limited U.S. trading sanctions until 2012.

We have been in negotiations with the government agencies to resolve the investigation into alleged violations of the trade sanctions laws for more than a year, and these negotiations have advanced significantly.  During the quarter ended June 30, 2012, the negotiations progressed to a point where we recognized a liability for a loss contingency that we believe is probable and for which a reasonable estimate can be made. The Company estimates that the most likely amount of this loss is $100 million, although the actual amount could be greater or less, and the timing of the payment cannot yet be determined. The Company recognized a $100 million loss contingency in the quarter ended June 30, 2012 for the potential settlement of the sanctioned country matters.  However, uncertainties remain and therefore an exposure to loss may exist in excess of the amount accrued, pending the ultimate resolution of the investigation, and we may not ultimately reach a final settlement with the government and may proceed to litigation.  As with any potential resolution, the government may seek to impose modifications to business practices, that decrease our business and modifications to the Company's compliance programs, which may increase compliance costs.

Until 2003, we participated in the United Nations oil-for-food program governing sales of goods and services into Iraq. The DOJ and SEC have undertaken investigations of our participation in the oil-for-food program and have subpoenaed certain documents in connection with these investigations.  We have cooperated fully with these investigations. We have retained legal counsel, reporting to our Audit Committee, to investigate this matter. We are in negotiations with the government agencies to resolve these matters, and although these negotiations have advanced significantly, we cannot yet anticipate the timing, outcome or possible impact of the ultimate resolution of the investigations, financial or otherwise.

The DOJ and SEC are also investigating our compliance with the Foreign Corrupt Practices Act ("FCPA") and other laws worldwide. We have retained legal counsel, reporting to our Audit Committee, to investigate these matters and we are cooperating fully with the DOJ and SEC.  As part of our internal investigations, we have uncovered potential violations of U.S. law in connection with activities in several jurisdictions.  We have been in negotiations with the government agencies to resolve these matters for more than a year.  Although we believe that these negotiations have advanced significantly, we cannot yet anticipate the timing, outcome or possible impact of the ultimate resolution of the investigations, financial or otherwise.

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

WEATHERFORD INTERNATIONAL LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

To the extent we violated trade sanctions laws, the FCPA, or other laws or regulations, fines and other penalties may be imposed.  Because these matters are now pending before the indicated agencies, there is some uncertainty as to the ultimate amount of any penalties we may pay.  We have not yet recognized a loss contingency related to these matters other than trade sanction laws, as we have not concluded that there are related losses that we believe are probable and for which a reasonable estimate can be made. However, there can be no assurance that actual fines or penalties, if any, will not have a material adverse effect on our business, financial condition, liquidity or results of operations.

The SEC and DOJ are investigating the circumstances surrounding the material weakness in the Company's internal controls over financial reporting for income taxes that was disclosed on Forms 8-K and 12b-25 on March 1, 2011, February 21, 2012 and July 24, 2012, respectively,  and the subsequent restatements of our historical financial statements.  In addition, the SIX Exchange Regulation, one of the regulatory bodies of the SIX Swiss Exchange, opened an investigation of similar matters.  We are cooperating fully with these investigations.
Shareholder Litigation

In 2010, shareholders filed suit in Weatherford's name against those directors in place before June 2010 and certain current and former members of management relating to the U.S. government and internal investigations disclosed above and in our SEC filings since 2007. Separately, in 2011 and 2012, shareholders filed suit relating to the material weakness in the Company's internal controls over financial reporting for income taxes that was disclosed on the Forms 8-K and 12b-25 filed on March 1, 2011, February 21, 2012, and July 24, 2012, and the related restatement of historical financial statements. These suits name the Company as well as current and former members of management and our directors. We cannot predict the ultimate outcome of these claims.

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

Additionally, we are aware of various disputes and potential claims and are a party in various litigation involving claims against us, some of which are covered by insurance. For claims, disputes and pending litigation in which we believe a negative outcome is probable and a loss can be reasonably estimated, we have recorded a liability for the expected loss. These liabilities are immaterial to our financial condition and results of operations. In addition we have certain claims, disputes and pending litigation in which we do not believe a negative outcome is probable or for which we can only estimate a range of liability.  If one or more negative outcomes were to occur relative to these matters, we do not believe that the impact to our financial condition would be material.

19.  Commitments

We are committed under various operating lease agreements primarily related to office space and equipment. Generally, these leases include renewal provisions and rental payments, which may be adjusted for taxes, insurance and maintenance related to the property. Future minimum rental commitments under noncancellable operating leases are as follows (in millions):

2013	$252
2014	211
2015	179
2016	139
2017	102
Thereafter	293
$1,176

Total rent expense incurred under operating leases was approximately $458 million, $328 million and $321 million for the years ended December 31, 2012, 2011 and 2010, respectively.  The future rental commitment table above does not include leases that are short-term in nature or can be cancelled with notice of less than three months.

WEATHERFORD INTERNATIONAL LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

20. Segment Information

Reporting Segments

Our operational performance is reviewed and managed on a geographic basis. We report the following regions, which are our operating segments, as separate, distinct reporting segments: (1) North America; (2) MENA/Asia Pacific; (3) Europe/SSA/Russia; and (4) Latin America. Financial information by segment is summarized below. Revenues are attributable to countries based on the ultimate destination of the sale of products or performance of services. The accounting policies of the segments are the same as those described in the summary of significant accounting policies

	Year Ended December 31, 2012
	Net Operating Revenues	Income from Operations (b)	Depreciation and Amortization	Capital Expenditures	Assets at December 31, 2012
			(In millions)

North America	$6,824	$1,078	$412	$744	$8,223
MENA/Asia Pacific	2,795	34	352	657	5,108
Europe/SSA/Russia	2,519	315	255	341	4,418
Latin America	3,077	395	238	384	4,348
	15,215	1,822	1,257	2,126	22,097
Corporate and Research and Development	—	(453)	25	51	698
Goodwill and Equity Investment Impairment	—	(793)	—	—	—
Sanctioned Country Loss Contingency	—	(100)	—	—	—
Other Items (a)	—	(178)	—	—	—
Total	$15,215	$298	$1,282	$2,177	$22,795

	Year Ended December 31, 2011
	Net Operating Revenues	Income from Operations	Depreciation and Amortization	Capital Expenditures	Assets at December 31, 2011
			(In millions)

North America	$6,023	$1,259	$357	$416	$7,672
MENA/Asia Pacific (c)	2,441	25	328	504	5,264
Europe/SSA/Russia	2,298	287	233	226	3,963
Latin America	2,226	254	198	329	3,517
	12,988	1,825	1,116	1,475	20,416
Corporate and Research and Development	—	(422)	20	49	635
Other Items (d)	—	(96)	—	—	—
Total	$12,988	$1,307	$1,136	$1,524	$21,051

WEATHERFORD INTERNATIONAL LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Year Ended December 31, 2010
	Net Operating Revenues	Income from Operations	Depreciation and Amortization	Capital Expenditures	Assets at December 31, 2010
		(In millions)

North America	$4,167	$693	$328	$242	$6,817
MENA/Asia Pacific	2,451	264	304	381	4,989
Europe/SSA/Russia	1,984	240	213	106	3,614
Latin America (e)	1,619	51	181	220	2,696
	10,221	1,248	1,026	949	18,116
Corporate and Research and Development	—	(388)	22	28	1,083
Revaluation of Contingent Consideration	—	13	—	—	—
Other Items (f)	—	(99)	—	—	—
Total	$10,221	$774	$1,048	$977	$19,199

(a)	Other Items for 2012 includes income tax restatement and material weakness remediation expenses of $103 million, $13 million of costs incurred in connection with on-going investigations by the U.S. government, $11 million in fees and expenses associated with our 2012 debt consent solicitation and severance, exit and other charges of $79 million, offset by a $28 million gain related to the sale of our subsea controls business.

(b)	During 2012, we recognized a charge for excess and obsolete inventory of $53 million attributable to each reporting segment as follows: $21 million for North America, $16 million for MENA/Asia Pacific, $11 million for Europe/SSA/Russia and $5 million for Latin America. We also recognized a charge of $30 million to adjust the carrying value of our guar inventory, a component of certain drilling fluids, to the lower of cost or market, all of which was attributable to the North America reporting segment.
(c)	Early in 2011, our operations in Libya were disrupted by civil unrest. Most employees were evacuated and steps were taken to safeguard assets within the country. Due to the on-going hostilities, we were unable to physically verify the existence or condition of the majority of our assets in country for most of 2011 and the information available to us about these assets evolved during the year. Additionally, due to international sanctions against all entities affiliated with the Libyan government, we were unable to pursue collections of accounts receivable from a significant portion of our Libyan customers. In the fourth quarter, hostilities subsided and limited company personnel were able to re-enter the country. Additionally, we were able to engage in discussions with our customers. Following an examination of our Libyan assets and evaluation of our accounts receivable from Libyan customers, we recognized an expense of $59 million primarily to establish a reserve for receivables, machinery and equipment and inventory in Libya.

(d)	Other Items for 2011 includes income tax restatement and material weakness remediation expenses of $22 million, $10 million of costs incurred in connection with on-going investigations by the U.S. government, $9 million associated with the termination of a corporate consulting contract, and severance, exit and other charges of $55 million.

(e)	Latin America for 2010, includes a $76 million charge for revisions to our profitability estimates on our project management contracts in Mexico and a $32 million reserve taken against accounts receivable balances in Venezuela in light of the country's economic prognosis.

(f)	Other Items for 2010 includes a $38 million charge related to our SERP, which was frozen on March 31, 2010, $61 million for severance and facility closure costs and $7 million of costs incurred in connection with on-going investigations by the U.S. government. These charges were offset by a $7 million benefit related to the reversal of prior cost accruals for our exit from certain sanctioned countries.

WEATHERFORD INTERNATIONAL LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Products and Services

We are a diversified international energy service and manufacturing company that provides a variety of services and equipment to the exploration, production and transmission sectors of the oil and natural gas industry. The composition of our consolidated revenues by product line group is as follows:

	Year Ended December 31,
	2012	2011	2010

Formation Evaluation and Well Construction	56%	57%	63%
Completion and Production	44	43	37
Total	100%	100%	100%

Geographic Areas

Financial information by geographic area for each of the three years ended December 31, 2012, is summarized below.  Revenues from customers and long-lived assets in Switzerland were insignificant in each of the years presented.  Long-lived assets exclude goodwill and intangible assets as well as deferred tax assets of $59 million, $145 million and $75 million at December 31, 2012, 2011 and 2010, respectively.

	Revenues from Unaffiliated Customers			Long-lived Assets
	2012	2011	2010	2012	2011	2010
	(In millions)

United States	$5,465	$4,714	$3,197	$2,524	$2,353	$2,237
Canada	1,359	1,309	970	471	435	430
Mexico	1,274	789	617	231	222	252
Other Countries	7,117	6,176	5,437	5,845	5,041	4,703
	$15,215	$12,988	$10,221	$9,071	$8,051	$7,622

WEATHERFORD INTERNATIONAL LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

21. Subsequent Events
Sale of a Business
In January  2013, we executed an agreement to sell our industrial screen business.  Through these operations, we delivered screen technologies used in numerous industries and, as a result, the screen business was not closely aligned with our goals as a leading provider of equipment and services used in the drilling, evaluation, completion, production and intervention of oil and natural gas wells.  This divestiture is expected to close in multiple steps during the first quarter of 2013.
As of December 31, 2012 the industrial screen disposal group was not held for sale.  However, at that date this disposal group included approximately $99 million of current assets including $38 million of Accounts Receivable and $39 million of Inventory and $94 million of non-current assets primarily comprised of Goodwill, Other Intangible Assets, and Property Plant and Equipment.  The disposal group also included approximately $59 million of liabilities of which $49 million were current liabilities.  We expect to realize the net book value of the net assets sold upon completion of this transaction.
Devaluation of Venezuelan Bolivar

On February 8, 2013, the Venezuelan government announced its intention to devalue its currency effective February 13, 2013 at which time the official exchange will have moved from 4.30 per dollar to 6.30 per dollar for all goods and services. In connection with this devaluation, we expect to recognize a charge of approximately $100 million ($60 million net of tax) in the first quarter of 2013 for the remeasurement of our net monetary assets denominated in the Venezuelan bolivar at the date of the devaluation.  Our net investment in Venezuela was $661 million at December 31, 2012.

22. Other Disclosures Required by Swiss Law

Balance Sheet Item

Information regarding insurance coverage on our property, plant and equipment is presented in Note 15 (Insurance) in the Weatherford International Ltd. Swiss statutory standalone financial statements.

Statement of Income Item

Information regarding our personnel expenses is presented in Note 16 (Personnel Expenses) in the Weatherford International Ltd. Swiss statutory standalone financial statements.

Compensation and Security Ownership of Board Members and Executive Officers

The compensation and security ownership of members of the Board of Directors and executive officers of Weatherford International Ltd. are presented in Note 8 (Board of Directors Compensation), Note 9 (Executive Management Compensation) and Note 10 (Share Ownership – Board of Directors and Executive Management) in the Weatherford International Ltd. Swiss statutory standalone financial statements.

Risk Assessment

Weatherford International Ltd.'s risk assessment is presented in Note 11 (Risk Assessment Disclosure) of the Weatherford International Ltd. Swiss statutory standalone financial statements.

WEATHERFORD INTERNATIONAL LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

23. Consolidating Financial Statements

Weatherford Switzerland, is the ultimate parent of the Weatherford group and guarantees the obligations of Weatherford Bermuda and Weatherford Delaware noted below.

The following obligations of Weatherford Delaware were guaranteed by Weatherford Bermuda as of December 31, 2012 and 2011: (1) the 6.625% Senior Notes, (2) the 5.95% Senior Notes, (3) the 6.35% Senior Notes and (4) the 6.80% Senior Notes.

The following obligations of Weatherford Bermuda were guaranteed by Weatherford Delaware at December 31, 2012 and 2011: (1) the revolving credit facility, (2) the 4.95% Senior Notes, (3) the 5.50% Senior Notes, (4) the 6.50% Senior Notes, (5) the 5.15% Senior Notes, (6) the 6.00% Senior Notes, (7) the 7.00% Senior Notes, (8) the 9.625% Senior Notes, (9) the 9.875% Senior Notes, (10) the 5.125% Senior Notes, (11) the 6.75% Senior Notes, (12) the 4.50% Senior Notes and (13) the 5.95% Senior Notes.

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

WEATHERFORD INTERNATIONAL LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Condensed Consolidating Balance Sheet
December 31, 2012
 (In millions)

	Weatherford Switzerland	Weatherford Bermuda	Weatherford Delaware	Other Subsidiaries	Eliminations	Consolidation

Cash and Cash Equivalents	$—	$—	$—	$300	$—	$300
Other Current Assets	5	5	256	8,682	(219)	8,729
Total Current Assets	5	5	256	8,982	(219)	9,029

Equity Investments in Affiliates	9,184	14,790	7,675	8,458	(40,107)	—
Shares Held in Parent	—	—	10	172	(182)	—
Intercompany Receivables, Net	—	1,872	—	—	(1,872)	—
Other Assets	17	45	14	13,690	—	13,766
Total Assets	$9,206	$16,712	$7,955	$31,302	$(42,380)	$22,795

Current Liabilities:
Short-term Borrowings and Current Portion of Long-Term Debt	$—	$1,439	$26	$120	$—	$1,585
Accounts Payable and Other Current Liabilities	8	246	—	4,089	(218)	4,125
Total Current Liabilities	8	1,685	26	4,209	(218)	5,710

Long-term Debt	—	5,895	1,019	135	—	7,049
Intercompany Payables, Net	400	—	477	995	(1,872)	—
Other Long-term Liabilities	12	76	3	1,127	—	1,218
Total Liabilities	420	7,656	1,525	6,466	(2,090)	13,977

Weatherford Shareholders' Equity	8,786	9,056	6,430	24,804	(40,290)	8,786
Noncontrolling Interests	—	—	—	32	—	32
Total Liabilities and Shareholders' Equity	$9,206	$16,712	$7,955	$31,302	$(42,380)	$22,795

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

WEATHERFORD INTERNATIONAL LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Condensed Consolidating Statement of Operations
Year Ended December 31, 2012
 (In millions)

	Weatherford Switzerland	Weatherford Bermuda	Weatherford Delaware	Other Subsidiaries	Eliminations	Consolidation

Revenues	$—	$—	$—	$15,215	$—	$15,215
Costs and Expenses	(59)	(114)	(5)	(14,739)	—	(14,917)
Operating Income (Loss)	(59)	(114)	(5)	476	—	298

Other Income (Expense):
Interest Expense, Net	—	(401)	(69)	(16)	—	(486)
Intercompany Charges, Net	(28)	53	(233)	208	—	—
Equity in Subsidiary Income	(689)	(701)	(94)	—	1,484	—
Other, Net	(2)	(34)	—	(64)	—	(100)
Income (Loss) Before Income Taxes	(778)	(1,197)	(401)	604	1,484	(288)
(Provision) Benefit for Income Taxes	—	—	107	(569)	—	(462)
Net Income (Loss)	(778)	(1,197)	(294)	35	1,484	(750)
Noncontrolling Interests	—	—	—	(28)	—	(28)
Net Income (Loss) Attributable to Weatherford	$(778)	$(1,197)	$(294)	$7	$1,484	$(778)
Comprehensive Income (Loss) Attributable to Weatherford	$(695)	$(1,197)	$(294)	$90	$1,401	$(695)

WEATHERFORD INTERNATIONAL LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Condensed Consolidating Statement of Operations
Year Ended December 31, 2011
 (In millions)

	Weatherford Switzerland	Weatherford Bermuda	Weatherford Delaware	Other Subsidiaries	Eliminations	Consolidation

Revenues	$—	$—	$—	$12,988	$—	$12,988
Costs and Expenses	(48)	(3)	(3)	(11,627)	—	(11,681)
Operating Income (Loss)	(48)	(3)	(3)	1,361	—	1,307

Other Income (Expense):
Interest Expense, Net	—	(353)	(90)	(10)	—	(453)
Intercompany Charges, Net	(61)	16	(177)	222	—	—
Equity in Subsidiary Income	299	281	802	—	(1,382)	—
Other, Net	—	(33)	(1)	(73)	—	(107)
Income (Loss) Before Income Taxes	190	(92)	531	1,500	(1,382)	747
(Provision) Benefit for Income Taxes	(1)	—	65	(606)	—	(542)
Net Income (Loss)	189	(92)	596	894	(1,382)	205
Noncontrolling Interests	—	—	—	(16)	—	(16)
Net Income (Loss) Attributable to Weatherford	$189	$(92)	$596	$878	$(1,382)	$189
Comprehensive Income (Loss) Attributable to Weatherford	$67	$(92)	$596	$756	$(1,260)	$67

WEATHERFORD INTERNATIONAL LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Condensed Consolidating Statement of Operations
Year Ended December 31, 2010
 (In millions)

	Weatherford Switzerland	Weatherford Bermuda	Weatherford Delaware	Other Subsidiaries	Eliminations	Consolidation

Revenues	$—	$—	$—	$10,221	$—	$10,221
Costs and Expenses	(43)	(45)	(3)	(9,356)	—	(9,447)
Operating Income (Loss)	(43)	(45)	(3)	865	—	774

Other Income (Expense):
Interest Expense, Net	(1)	(286)	(113)	(6)	—	(406)
Bond Tender Premium	—	(15)	(39)	—	—	(54)
Devaluation of Venezuelan Bolivar	—	—	—	(64)	—	(64)
Intercompany Charges, Net	(28)	(1)	(188)	217	—	—
Equity in Subsidiary Income	(145)	294	753	—	(902)	—
Other, Net	—	(44)	—	(9)	—	(53)
Income (Loss) Before Income Taxes	(217)	(97)	410	1,003	(902)	197
(Provision) Benefit for Income Taxes	—	—	119	(515)	—	(396)
Net Income (Loss)	(217)	(97)	529	488	(902)	(199)
Noncontrolling Interests	—	—	—	(18)	—	(18)
Net Income (Loss) Attributable to Weatherford	$(217)	$(97)	$529	$470	$(902)	$(217)
Comprehensive Income (Loss) Attributable to Weatherford	$(157)	$(97)	$529	530	(962)	(157)

WEATHERFORD INTERNATIONAL LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Condensed Consolidating Statement of Cash Flows
Year Ended December 31, 2012
 (In millions)

	Weatherford Switzerland	Weatherford Bermuda	Weatherford Delaware	Other Subsidiaries	Eliminations	Consolidation

Cash Flows from Operating Activities:
Net Income (Loss)	$(778)	$(1,197)	$(294)	$35	$1,484	$(750)
Adjustments to Reconcile Net Income(Loss) to Net Cash Provided (Used) by Operating Activities:
Charges from Parent or Subsidiary	28	(53)	233	(208)	—	—
Equity in (Earnings) Loss of Affiliates	689	701	94	—	(1,484)	—
Deferred Income Tax Provision Benefit	—	—	10	(23)	—	(13)
Other Adjustments	50	35	472	1,427	—	1,984
Net Cash Provided (Used) by Operating Activities	(11)	(514)	515	1,231	—	1,221

Cash Flows from Investing Activities:
Acquisitions of Businesses, Net of Cash Acquired	(30)	—	—	(135)	—	(165)
Capital Expenditures for Property, Plant and Equipment	—	—	—	(2,177)	—	(2,177)
Acquisition of Intellectual Property	—	—	—	(17)	—	(17)
Purchase of Equity Investment in Unconsolidated Affiliates	—	—	—	(8)	—	(8)
Proceeds from Sale of Assets and Businesses, Net	—	—	—	61	―	61
Capital Contribution to Subsidiary	(30)	(85)	(118)	118	115	―
Other Investing Activities	—	—	—	—	―	―
Net Cash Provided (Used) by Investing Activities	(60)	(85)	(118)	(2,158)	115	(2,306)

Cash Flows from Financing Activities:
Borrowings (Repayments) Short-term Debt, Net	—	(108)	—	95	―	(13)
Borrowings (Repayments) Long-term Debt, Net	—	1,295	(296)	4	—	1,003
Borrowings (Repayments) Between Subsidiaries, Net	71	(588)	(101)	618	—	—
Proceeds from Capital Contributions	—	—	—	115	(115)	—
Other, Net	—	—	—	22	—	22
Net Cash Provided (Used) by Financing Activities	71	599	(397)	854	(115)	1,012

Effect of Exchange Rate Changes On Cash and Cash Equivalents	—	—	—	2	—	2

Net Increase in Cash and Cash Equivalents	—	—	—	(71)	—	(71)
Cash and Cash Equivalents at Beginning of Year	—	—	—	371	—	371
Cash and Cash Equivalents at End of Year	$—	$—	$—	$300	$—	$300

WEATHERFORD INTERNATIONAL LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Condensed Consolidating Statement of Cash Flows
Year Ended December 31, 2011
 (In millions)

	Weatherford Switzerland	Weatherford Bermuda	Weatherford Delaware	Other Subsidiaries	Eliminations	Consolidation

Cash Flows from Operating Activities:
Net Income (Loss)	$189	$(92)	$596	$894	$(1,382)	$205
Adjustments to Reconcile Net Income(Loss) to Net Cash Provided (Used) by Operating Activities:
Charges from Parent or Subsidiary	61	(16)	177	(222)	—	—
Equity in (Earnings) Loss of Affiliates	(299)	(281)	(802)	—	1,382	—
Deferred Income Tax Provision (Benefit)	—	—	(65)	186	—	121
Other Adjustments	3	(73)	(31)	627	—	526
Net Cash Provided (Used) by Operating Activities	(46)	(462)	(125)	1,485	—	852

Cash Flows from Investing Activities:
Acquisitions of Businesses, Net of Cash Acquired	(4)	—	—	(140)	—	(144)
Capital Expenditures for Property, Plant and Equipment	—	—	—	(1,524)	—	(1,524)
Acquisition of Intellectual Property	—	—	—	(8)	—	(8)
Purchase of Equity Investment in Unconsolidated Affiliates	—	—	—	(14)	—	(14)
Proceeds from Sale of Assets and Businesses, Net	—	—	—	31	—	31
Capital Contribution to Subsidiary	(4)	(25)	4	—	25	—
Other Investing Activities	—	—	—	(15)	—	(15)
Net Cash Provided (Used) by Investing Activities	(8)	(25)	4	(1,670)	25	(1,674)

Cash Flows from Financing Activities:
Borrowings (Repayments) Short-term Debt, Net	—	996	—	(4)	—	992
Borrowings (Repayments) Long-term Debt, Net	—	—	(18)	(176)	—	(194)
Borrowings (Repayments) Between Subsidiaries, Net	54	(623)	127	442	—	—
Proceeds from Capital Contributions	—	—	—	25	(25)	—
Other, Net	—	—	—	(21)	—	(21)
Net Cash Provided (Used) by Financing Activities	54	373	109	266	(25)	777

Effect of Exchange Rate Changes On Cash and Cash Equivalents	—	—	—	—	—	—

Net Increase in Cash and Cash Equivalents	—	(114)	(12)	81	—	(45)
Cash and Cash Equivalents at Beginning of Year	—	114	12	290	—	416
Cash and Cash Equivalents at End of Year	$—	$—	$—	$371	$—	$371

WEATHERFORD INTERNATIONAL LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Condensed Consolidating Statement of Cash Flows
Year Ended December 31, 2010
 (In millions)

	Weatherford Switzerland	Weatherford Bermuda	Weatherford Delaware	Other Subsidiaries	Eliminations	Consolidation

Cash Flows from Operating Activities:
Net Income (Loss)	$(217)	$(97)	$529	$488	$(902)	$(199)
Adjustments to Reconcile Net Income(Loss) to Net Cash Provided (Used) by Operating Activities:
Charges from Parent or Subsidiary	28	1	188	(217)	—	—
Equity in (Earnings) Loss of Affiliates	145	(294)	(753)	—	902	—
Deferred Income Tax Benefit	—	—	(119)	201	—	82
Other Adjustments	15	145	(155)	1,267	—	1,272
Net Cash Provided (Used) by Operating Activities	(29)	(245)	(310)	1,739	—	1,155

Cash Flows from Investing Activities:
Acquisitions of Businesses, Net of Cash Acquired	(92)	—	—	(52)	—	(144)
Capital Expenditures for Property, Plant and Equipment	—	—	—	(977)	—	(977)
Acquisition of Intellectual Property	—	—	—	(24)	—	(24)
Purchase of Equity Investment in Unconsolidated Affiliates	—	—	—	(2)	—	(2)
Proceeds from Sale of Assets and Businesses, Net	—	—	—	197	—	197
Capital Contribution to Subsidiary	—	(13)	—	—	13	—
Other Investing Activities	—	42	—	—	—	42
Net Cash Provided (Used) by Investing Activities	(92)	29	—	(858)	13	(908)

Cash Flows from Financing Activities:
Borrowings (Repayments) Short-term Debt, Net	—	(344)	—	(490)	—	(834)
Borrowings (Repayments) Long-term Debt, Net	—	1,190	(340)	9	—	859
Borrowings (Repayments) Between Subsidiaries, Net	121	(497)	706	(330)	—	—
Proceeds from Capital Contributions	—	—	—	13	(13)	—
Other, Net	—	(19)	(44)	(27)	—	(90)
Net Cash Provided (Used) by Financing Activities	121	330	322	(825)	(13)	(65)

Effect of Exchange Rate Changes on Cash and Cash Equivalents	—	—	—	(19)	—	(19)

Net Increase in Cash and Cash Equivalents	—	114	12	37	—	163
Cash and Cash Equivalents at Beginning of Year	—	—	—	253	—	253
Cash and Cash Equivalents at End of Year	$—	$114	$12	$290	$—	$416

WEATHERFORD INTERNATIONAL LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

24. Quarterly Financial Data (Unaudited)

	2012 Quarters
	First	Second	Third	Fourth	Total
	(In millions, except per share amounts)

Revenues	$3,591	$3,747	$3,819	$4,058	$15,215
Gross Profit	891	776	852	841	3,360
Net Income (Loss) Attributable to Weatherford	123	(849)	70	(122)	(778)

Basic Earnings (Loss) Per Share	0.16	(1.11)	0.09	(0.16)	(1.02)
Diluted Earnings (Loss) Per Share	0.16	(1.11)	0.09	(0.16)	(1.02)

	2011 Quarters
	First	Second	Third	Fourth	Total
	(In millions, except per share amounts)

Revenues	$2,856	$3,052	$3,370	$3,710	$12,988
Gross Profit	723	783	890	914	3,310
Net Income (Loss) Attributable to Weatherford	30	51	121	(13)	189

Basic Earnings (Loss) Per Share	0.04	0.07	0.16	(0.02)	0.25
Diluted Earnings (Loss) Per Share	0.04	0.07	0.16	(0.02)	0.25

Included in the results for the quarter ended June 30, 2012 are goodwill and equity method impairment losses of $589 million and $204 million, respectively, a charge for excess and obsolete inventory of $64 million, and a $28 million gain on the sale of our subsea controls business.
Included in the results for the quarter ended September 30, 2012 is a charge of $30 million to adjust the carrying value of our guar inventory,  a component of certain drilling fluids, to the lower of cost or market.
Included in the results for the quarter ended December 31, 2012 is $63 million in revenue recognized upon the revision of project estimates on our projects in Mexico.  Also included in the results for the quarter ended December 31, 2012 are adjustments to correct errors in years prior to 2012 that reduce Gross Profit by $27 million and increase Net Loss Attributable to Weatherford for the quarter by $31 million.  The impact of these errors, the most significant of which related to the elimination of intercompany profit in inventory, is not material to any individual prior interim or annual period.

Item 9. Changes in and Disagreement with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Income Tax Material Weakness

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

•	Began recruitment of various positions within the tax and financial reporting departments and completed the hiring of several newly created positions;
•	Completed the review and validation of the current and deferred tax balance sheet accounts at significant locations; and
•	Provided income tax accounting training to tax and financial personnel within each region.
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
In connection with the preparation of our 2012 first and second quarter financial statements and our on-going income tax remediation activities, we identified additional income tax errors related to prior years.  Due to the continued accumulation of these errors, the Audit Committee of our Board of Directors concluded, on July 24, 2012, that investors should no longer rely upon our previously issued financial statements. Management determined that we would delay filing restated financial statements until significant procedures and reviews of our accounting for income taxes were performed. During the third and fourth quarters of 2012, we performed additional procedures to restate our previously issued consolidated financial statements and ensure they have been prepared in accordance with generally accepted accounting principles.  These procedures included the validation of all our income tax accounts and focused on reconciliations of our current taxes payable and deferred tax balances with the tax bases of assets and liabilities in all jurisdictions, expanded review of uncertain tax positions in all jurisdictions with an additional focus on transfer pricing activities and a further review of our accounting for withholding taxes. To ensure the appropriateness and completeness of our accounting for uncertain tax positions, we performed (1) a validation of all previously identified uncertain tax positions and related measurement amounts and (2) a completeness assessment from several processes, including surveys completed by in-country and regional tax and accounting personnel, review of the status and pending issues in open tax audits, and consideration of findings from all other validation and completeness procedures performed in connection with the restatement.  As a result of these additional procedures, we identified additional errors across multiple jurisdictions that resulted in further restatement in amended reports filed with the SEC on December 17, 2012, of our previously reported financial statements for the years ended December 31, 2011, 2010 and 2009 and our condensed consolidated financial statements for the first quarter of 2012 and each quarter within 2011 and 2010.

Throughout 2012, we continued to strengthen our tax department personnel and internal control structure, including the hiring of a new Vice President, Tax in July 2012, and the addition of more than 25 highly qualified tax professionals in both our corporate and regional structures.  Our efforts to remediate the material weakness included enhanced reviews and validation of potential uncertain tax positions reported by internal personnel, additional training and communication of potential tax exposures, enhanced procedures related to tax returns filed during 2012 to identify differences in amounts accrued, enhancements to the quarterly tax provision process and implementation of technology solutions to eliminate manual processes.  We believe that significant improvements to the processes and controls have been achieved during 2012, but these processes are not yet sufficiently mature to remediate the material weakness at the end of 2012. For example, although the Company has hired more than 25 qualified tax professionals in both our corporate and regional structures since July 1 and we believe the quality of the staff has significantly improved, the tax department was undergoing significant transition throughout 2012 and into the year-end close process.  There has not been sufficient time for new employees, who make up a significant portion of our tax resources, to develop an in-depth context and a mature understanding of our complex structure and seasoning with new controls and processes.  Also, in certain cases, the Company continues to use third-party tax advisors and consultants in roles that will eventually be filled by company employees.   In an effort to remediate the material weakness, the Company plans to continue the implementation of its remediation plan by undertaking the following during 2013:

  On-going evaluation and continued enhancement of tax department personnel and organizational structure including the continued use of third-party tax advisors and consultants to both assist with enhancing internal controls over financial reporting and to augment our existing tax staff  until new appropriately qualified employees are hired and trained;
  Timely preparation of tax basis balance sheets and reconciliations of the tax accounts to enable more timely detection of potential errors;
  On-going analysis of uncertain tax positions in all jurisdictions, leveraging the extensive work performed by the Company in connection with the December 17, 2012 restatement into a routine process for identifying and assessing uncertain tax positions on a timely basis;
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
Material Weakness Related to Percentage of Completion Contract in Iraq

During 2012, we also identified a material weakness in our internal controls related to a long-term construction contract in Iraq accounted for under the percentage-of-completion method.  We concluded that the Company's processes, procedures and internal controls were not effective to ensure that amounts related to the revenue and costs associated with this contract were accounted for in accordance with generally accepted accounting principles.   Specifically, we determined that there was: (i) a lack of internal controls over the accounting for claims; and (ii) a failure of internal controls over monitoring the contract scope of work and approval of all estimates related to project change orders.  As a result of these control deficiencies, during the first and second quarters of 2012, we included in our revenue estimates claims and unapproved change orders for the recovery of cost overruns that did not meet the recognition criteria for including claims in revenue estimates.  In addition, we failed to include in our revenue estimates liquidated damages that we are contractually obligated to pay as a result of delays in the expected completion of the project.  With the removal of these amounts from estimated revenue, the estimated costs to be incurred under the contract exceed estimated revenue to be earned under contract, and therefore the anticipated loss on the contract should have been recorded in full at each balance sheet date.  The aforementioned items had an impact on our Operating Income of $24 million and $55 million in the first and second quarters of 2012, respectively.  We restated our first quarter financial statements and adjusted our second quarter financial statements to correct for these errors.
The company has implemented the following additional controls and procedures over percentage-of-completion accounting during the fourth quarter of 2012 to remediate the material weakness:
  Documentary evidence and multiple reviews required for change orders;
  Third-party legal opinions required to support the inclusion of claims in revenue estimates;
  Contract summary and technical accounting review of contracts; and
  Training on an annual basis for all locations using percentage-of-completion accounting.
Based on these efforts and the results of management's testing of the additional controls and procedures over percentage-of-completion accounting, we believe the previously reported material weakness was remediated as of December 31, 2012.

Management's Report on Internal Control Over Financial Reporting

Management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting as such term is defined in the Securities Exchange Act of 1934 Rule 13a-15(f). The Company's internal controls are designed to provide reasonable assurance as to the reliability of its financial reporting and the preparation of financial statements for external purposes in accordance with GAAP.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management assessed the effectiveness of the Company's internal control over financial reporting as of December 31, 2012 using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control— An Integrated Framework (September 1992). In connection with this assessment, management identified a material weakness in the Company's internal controls over the accounting for income taxes. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis. The Company's processes, procedures, controls and oversight over the income tax process were not effective to ensure that amounts related to current taxes payable, deferred tax assets and liabilities, reserves for uncertain tax positions, current and deferred income tax expense and related footnote disclosures were accurate. Specifically, our processes and procedures did not provide for adequate and timely identification and review of various income tax calculations, reconciliations and related supporting documentation required to properly account for income taxes in accordance with U.S. GAAP. Due to the presence of this material weakness, management concluded that, as of December 31, 2012, our internal control over financial reporting was not effective.

The effectiveness of the Company's internal control over financial reporting as of December 31, 2012, has been audited by Ernst & Young LLP, the independent registered public accounting firm that audited our consolidated financial statements, as stated in their report which appears below.

Evaluation of disclosure controls and procedures

At the end of the period covered by this Annual Report on Form 10-K, we carried out an evaluation, under the supervision and with the participation of management, including the Chief Executive Officer ("CEO") and the Chief Financial Officer ("CFO"), of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act).  Based upon that evaluation and considering the material weakness in our internal control over financial reporting, as discussed in "Management's Report on Internal Control over Financial Reporting",  our CEO and CFO have concluded our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act") were not effective to provide reasonable assurance that information required to be disclosed in the reports we file and submit under the Exchange Act is recorded, processed, summarized and reported within the time period specified in the SEC's rules and forms.

Changes in internal controls

Our management, including the CEO and CFO, identified no change in our internal control over financial reporting that occurred during our fiscal quarter ended December 31, 2012, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting other than the changes resulting from the remediation activities described above.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of Weatherford International Ltd., and Subsidiaries

We have audited the internal control over financial reporting of Weatherford International Ltd. and Subsidiaries (the "Company") as of December 31, 2012, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Management of the Company is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management's Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

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

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company's annual or interim financial statements will not be prevented or detected on a timely basis. The following material weakness has been identified and included in management's assessment. Management identified a material weakness in the Company's internal controls over the accounting for income taxes. We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of the Company as of December 31, 2012 and 2011 and the related consolidated statements of operations, comprehensive income (loss), shareholders' equity and cash flows for each of the three years in the period ended December 31, 2012. This material weakness was considered in determining the nature, timing and extent of audit tests applied in our audit of these financial statements and this report does not affect our report dated March 4, 2013,which expressed an unqualified opinion on those financial statements.

In our opinion, because of the effect of the material weakness described above on the achievement of the objectives of the control criteria, the Company has not maintained effective internal control over financial reporting as of December 31, 2012, based on the COSO criteria.

/s/ Ernst & Young LLP

Houston, Texas
March 4, 2013

Item 9B. Other Information
None.
PART III

Item 10. Directors, Executive Officers and Corporate Governance

Pursuant to General Instructions G(3), information on directors and executive officers of the Registrant and corporate governance matters is incorporated by reference from our definitive proxy statement for the annual shareholder meeting  to be held on June 20, 2013.

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

Item 11. Executive Compensation

Pursuant to General Instructions G(3), information on executive compensation is incorporated by reference from our definitive proxy statement for the annual shareholder meeting to be held on June 20, 2013.

Item 12(a). Security Ownership of Certain Beneficial Owners

Pursuant to General Instructions G(3), information on security ownership of certain beneficial owners is incorporated by reference from our definitive proxy statement for the annual shareholder meeting to be held on June 20, 2013.

Item 12(b). Security Ownership of Management
Pursuant to General Instructions G(3), information on security ownership of management is incorporated by reference from our definitive proxy statement for the annual shareholder meeting to be held on June 20, 2013.

Item 12(d). Securities Authorized for Issuance under Equity Compensation Plans

The following table provides information as of December 31, 2012, about the number of shares to be issued upon vesting or exercise of equity awards  as well as the number of shares remaining available for issuance under our equity compensation plans.

	Shares to be Issued Upon Exercise	Weighted Average Exercise Price	Shares Available for Future Issuance (a)
	(In thousands, except share prices)
Plan Category:
Equity compensation plans approved by shareholders (b)	6,509	$19.05	4,931
Equity compensation plans not approved by shareholders (c)	9,505	7.98	—
Total	16,014	$12.48	4,931

(a)	Excluding shares reflected in the first column of this table.
(b)	Includes our Omnibus Plan, which was approved by our shareholders in May 2006, and our 2010 Omnibus Plan, which was approved by our shareholders in June 2010.
(c)	Includes the following compensation plans that were not approved by our shareholders: our 1998 Employee Stock Option Plan; our Non-Employee Director Deferred Compensation Plan; our Foreign Executive Deferred Compensation Stock Ownership Plan; and our 2003 Restricted Share Plan. No awards have been issued under these plans since May 2006 when our Omnibus Plan was approved.

Item 13. Certain Relationships and Related Transactions, and Director Independence

Pursuant to General Instruction G(3), information on certain relationships and related transactions and director independence is incorporated by reference from our definitive proxy statement for the annual shareholder meeting to be held on June 20, 2013.

Item 14. Principal Accounting Fees and Services

Pursuant to General Instruction G(3), information on principal accounting fees and services is incorporated by reference from our definitive proxy statement for the annual shareholder meeting to be held on June 20, 2013.

PART IV
Item 15. Exhibits, Financial Statement Schedules

(a)	The following documents are filed as part of this report or incorporated by reference:
1.	The consolidated financial statements of the Company listed on page 52 of this report.
2.	The financial statement schedule on page 122 of this report.
3.	The exhibits of the Company listed below under Item 15(b).

Exhibits (b):

Exhibit Number	Description
3.1	Organizational Regulations of Weatherford International Ltd. (incorporated by reference to Exhibit 3.2 to the Registrant's Current Report on Form 8-K (File No. 1-34258) filed February 26, 2009).
3.2	Articles of Association of Weatherford International Ltd. (incorporated by reference to Exhibit 3.1 to the Registrant's Current Report on Form 8-K (File No. 1-34258) filed September 12, 2012).
4.1
Indenture, dated October 1, 2003, among Weatherford International Ltd., Weatherford International, Inc., and Deutsche Bank Trust Company Americas (incorporated by reference to Exhibit 4.1 to the Registrant's Current Report on Form 8-K (File No. 1-31339) filed October 2, 2003).

4.2
Officers' Certificate dated as of February 17, 2006, establishing the series of 5.50% Senior Notes due 2016 (incorporated by reference to Exhibit 4.2 to the Registrant's Current Report on Form 8-K (File No. 1-31339) filed February 17, 2006).

4.3
Officer's Certificate, dated August 7, 2006, establishing the series of 6.50% Senior Notes due 2036 (incorporated by reference to Exhibit 4.1 to the Registrant's Current Report on Form 8-K (File No. 1-31339) filed August 7, 2006).

4.4
Indenture, dated June 18, 2007, among Weatherford International, Inc., Weatherford International Ltd., and Deutsche Bank Trust Company Americas, (incorporated by reference to Exhibit 4.1 to the Registrant's Current Report on Form 8-K (File No. 1-31339) filed on June 18, 2007).

4.5
First Supplemental Indenture, dated June 18, 2007, among Weatherford International, Inc.,, Weatherford International Ltd., and Deutsche Bank Trust Company Americas (including forms of notes) (incorporated by reference to Exhibit 4.2 to the Registrant's Current Report on Form 8-K (File No. 1-31339) filed on June 18, 2007).

4.6
First Supplemental Indenture, dated March 25, 2008 among Weatherford International Ltd., Weatherford International, Inc., and Deutsche Bank Trust Company Americas (incorporated by reference to Exhibit 4.1 to the Registrant's Current Report on Form 8-K (File No. 1-31339) filed March 25, 2008).

4.7
Second Supplemental Indenture, dated as of January 8, 2009, among Weatherford International Ltd., Weatherford International, Inc., and Deutsche Bank Trust Company Americas (incorporated by reference to Exhibit 4.1 to the Registrant's Current Report on Form 8-K (File No. 1-31339) filed January 8, 2009).

4.8	Form of global note for 5.15% Senior Notes due 2013 (incorporated by reference to Exhibit 4.2 to the Registrant's Current Report on Form 8-K (File No. 1-31339) filed March 25, 2008).
4.9	Form of global note for 4.95% Senior Notes due 2013 (incorporated by reference to Exhibit 4.1 to the Registrant's Current Report on Form 8-K (File No. 1-31339) filed October 7, 2003).

4.10	Form of global note for 5.50% Senior Notes due 2016 (incorporated by reference to Exhibit 4.1 to the Registrant's Current Report on Form 8-K (File No. 1-31339) filed February 17, 2006).
4.11	Form of global note for 6.00% Senior Notes due 2018 (incorporated by reference to Exhibit 4.3 to the Registrant's Current Report on Form 8-K (File No. 1-31339) filed March 25, 2008).
4.12	Form of global note for 9.625% Senior Notes due 2019 (incorporated by reference to Exhibit 4.2 to the Registrant's Current Report on Form 8-K (File No. 1-31339) filed January 8, 2009).
4.13	Form of $500,000 global note for 6.50% Senior Notes due 2036 (incorporated by reference to Exhibit 4.2 to the Registrant's Current Report on Form 8-K (File No. 1-31339) filed August 7, 2006).
4.14	Form of $100,000 global note for 6.50% Senior Notes due 2036 (incorporated by reference to Exhibit 4.3 to the Registrant's Current Report on Form 8-K (File No. 1-31339) filed August 7, 2006).
4.15
Form of global note for 6.80% Senior Notes due 2037 (incorporated by reference to Exhibit 4.17 to the Registrant's Registration Statement on Form S-4 (Registration No. 333-146695) filed November 8, 2007).

4.16	Form of global note for 7.00% Senior Notes due 2038 (incorporated by reference to Exhibit 4.4 to the Registrant's Current Report on Form 8-K (File No. 1-31339) filed March 25, 2008).
4.17	Form of global note for 9.875% Senior Notes due 2039 (incorporated by reference to Exhibit 4.3 to the Registrant's Current Report on Form 8-K (File No. 1-31339) filed January 8, 2009).
4.18
Third Supplemental Indenture, dated as of February 26, 2009, among Weatherford International Ltd., Weatherford International, Inc., Weatherford International Ltd., and Deutsche Bank Trust Company Americas (incorporated by reference to Exhibit 4.2 to the Registrant's Current Report on Form 8-K (File No. 1-34258) filed February 26, 2009).

4.19
Second Supplemental Indenture, dated as of February 26, 2009, among Weatherford International, Inc., Weatherford International Ltd., Weatherford International Ltd., and Deutsche Bank Trust Company America (incorporated by reference to Exhibit 4.3 to the Registrant's Current Report on Form 8-K (File No. 1-34258) filed February 26, 2009).

4.20
Fourth Supplemental Indenture, dated September 23, 2010, among Weatherford International Ltd., Weatherford International Ltd., Weatherford International, Inc., and Deutsche Bank Trust Company Americas (incorporated by reference to Exhibit 4.1 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 2010 (File No. 1-34258) filed November 2, 2010).

4.21	Form of global note for 5.125% Senior Notes due 2020 (incorporated by reference to Exhibit 4.3 to the Registrant's Current Report on Form 8-K (File No. 1-34258) filed September 22, 2010).
4.22	Form of global note for 6.750% Senior Notes due 2040 (incorporated by reference to Exhibit 4.4 to the Registrant's Current Report on Form 8-K (File No. 1-34258) filed September 22, 2010).
4.23	Form of guarantee notation (incorporated by reference to Exhibit 4.5 to the Registrant's Current Report on Form 8-K (File No. 1034258) filed September 22, 2010).
4.24
Form of Fifth Supplemental Indenture,  dated April 4, 2012, among Weatherford International Ltd., Weatherford International Ltd., Weatherford International, Inc., and Deutsche Bank Trust Company Americas (incorporated by reference to Exhibit 4.1 to the Registrant's Current Report on Form 8-K (File 1-34258) filed April 4, 2012).

4.25	Form of global note for 4.50% Senior Notes due 2022 (incorporated by reference to Exhibit 4.2 to the Registrant's Current Report on Form 8-K (File 1-34258) filed April 4, 2012).
4.26	Form of global note for 5.95% Senior Notes due 2042 (incorporated by reference to Exhibit 4.3 to the Registrant's Current Report on Form 8-K (File 1-34258) filed April 4, 2012).
4.27	Form of guarantee notation (incorporated by reference to Exhibit 4.3 to the Registrant's Current Report on Form 8-K (File 1-34258) filed April 4, 2012).

4.28
Sixth Supplemental Indenture, dated as of August 14, 2012, among Weatherford International Ltd., Weatherford International, Inc., Weatherford International Ltd., and Deutsche Bank Trust Company Americas, to the indenture dated as of October 1, 200. (incorporated by reference to Exhibit 4.1 to the Registrant's Current Report on Form 8-K (File 1-34258) filed August 14, 2012).

4.29
Third Supplemental Indenture, dated as of August 14, 2012, among Weatherford International, Inc., Weatherford International Ltd., Weatherford International Ltd., and Deutsche Bank Trust Company Americas to the indenture dated as of June 18, 200. (incorporated by reference to Exhibit 4.2 to the Registrant's Current Report on Form 8-K (File 1-34258) filed August 14, 2012).

4.30
Registration Rights Agreement among Weatherford International Ltd. and certain shareholders dated May 17, 2012 (incorporated by reference to Exhibit 4.1 to the Registrant's Current Report on Form 8-K (File 1-34258) filed May 17, 2012).

*10.1
Weatherford International Ltd. Restricted Share Plan, including form of agreement for officers and non-officers (incorporated by reference to Exhibit 10.2 to Amendment No. 1 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 2004 on Form 10-Q/A (File No. 1-31339) filed September 15, 2004).

*10.2
Trust under Weatherford International Ltd. Nonqualified Executive Retirement Plan dated March 23, 2004 (incorporated by reference to Exhibit 10.1 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 2004 (File No. 1-31339) filed May 6, 2004).

*10.3
Amended and Restated Non-Employee Director Stock Option Plan (incorporated by reference to Exhibit 10.1 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 1995 (File No. 1-13086) filed August 12, 1995).

*10.4
General Amendment of Employee Stock Option Programs of Weatherford International, Inc. dated May 9, 2003 (incorporated by reference to Exhibit 10.1 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2003 (File No. 1-31339) filed August 14, 2003).

*10.5
General Amendment of Director's Stock Option Plans and Agreements dated May 9, 2003 (incorporated by reference to Exhibit 10.2 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2003 (File No. 1-31339) filed August 14, 2003).

*10.6
Weatherford International, Inc. 1998 Employee Stock Option Plan, as amended, including form of agreement for officers (incorporated by reference to Exhibit 10.18 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 2003 (File No. 1-13086) filed March 24, 2004).

*10.7	Amendment to Stock Option Programs (incorporated by reference to Exhibit 4.19 to the Registrant's Registration Statement on Form S-8 (Reg. No. 333-36598) filed May 19, 2000).
*10.8
Indemnification Agreement, dated as of September 29, 2005, between Weatherford International Ltd. and Andrew P. Becnel (incorporated by reference to Exhibit 10.3 to the Registrant's Current Report on Form 8-K (File No. 1-31339) filed October 5, 2005).

*10.9
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

*10.10
Indemnification Agreements with each of Bernard J. Duroc-Danner, Burt M. Martin, David J. Butters, Robert A. Rayne, Robert K. Moses, Jr., and William E. Macaulay (incorporated by reference to Exhibit 10.1 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 2002 (File No. 1-13086) filed November 13, 2002).

*10.11
Form of Stock Option Agreement for Non-Employee Directors dated September 8, 1998 (incorporated by reference to Exhibit 10.23 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1998 (File No. 1-13086) filed March 31, 1999).

*10.12
Form of Amendment to Stock Option Agreements dated September 8, 1998 for Non-Employee Directors (incorporated by reference to Exhibit 4.17 to the Registration Statement on Form S-8 (Reg. No. 333-36598) filed May 9, 2000).

*10.13
Form of Stock Option Agreement for Non-employee Directors dated July 5, 2000 (incorporated by reference to Exhibit 4.16 to the Registration Statement on Form S-8 (Reg. No. 333-48322) filed October 20, 2000).

*10.14
Form of Stock Option Agreement for Non-employee Directors dated September 26, 2001 (incorporated by reference to Exhibit 4.19 to the Registration Statement on Form S-8 (Reg. No. 333-81678) filed January 30, 2002).

*10.15
Assumption and General Amendment of Directors' Stock Option and Benefit Programs and General Amendment of Employee Stock Option and Benefit Programs of Weatherford International, Inc. dated June 26, 2002 (incorporated by reference to Exhibit 10.1 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2002 (File No. 1-13086) filed August 14, 2002).

*10.16
Form of Restricted Share Unit Award Agreement for Officers pursuant to Weatherford International Ltd. 2006 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.45 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 2006 (File No. 1-31339) filed February 23, 2007).

*10.17
Form of Stock Option Award Agreement for Officers pursuant to Weatherford International Ltd. 2006 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.46 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 2006 (File No. 1-31339) filed February 23, 2007).

*10.18
Form of Restricted Share Award Agreement for Non-employee Directors pursuant to Weatherford International Ltd. 2006 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.47 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 2006 (File No. 1-31339) filed February 23, 2007).

*10.12
Weatherford International, Inc. Executive Deferred Compensation Stock Ownership Plan, as amended and restated as of December 31, 2008 (incorporated by reference to Exhibit 10.3 to the Registrant's Current Report on Form 8-K (File No. 1-31339) filed December 31, 2008).

*10.13
Weatherford International, Inc. Foreign Executive Deferred Compensation Stock Plan, as amended and restated as of December 31, 2008 (incorporated by reference to Exhibit 10.4 to the Registrant's Current Report on Form 8-K (File No. 1-31339) filed December 31, 2008).

*10.14
Weatherford International Ltd. Non-Employee Director Deferred Compensation, as amended and restated as of December 31, 2008 (incorporated by reference to Exhibit 10.5 to the Registrant's Current Report on Form 8-K (File No. 1-31339) filed December 31, 2008).

*10.15
Weatherford International Ltd. Non-Employee Director Retirement Plan, as amended and restated as of December 31, 2008 (incorporated by reference to Exhibit 10.6 to the Registrant's Current Report on Form 8-K (File No. 1-31339) filed December 31, 2008).

*10.16
Weatherford Management Incentive Plan, including Form of Award Letter, as amended and restated as of December 31, 2008 (incorporated by reference to Exhibit 10.7 to the Registrant's Current Report on Form 8-K (File No. 1-31339) filed December 31, 2008).

*10.42
Form of Restricted Share Unit Award Agreement for use under the Weatherford International Ltd. 2010 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.2 to the Registrant's Current Report on Form 8-K (File No. 1-34258) filed February 22, 2011).

10.43
Forms of Annex to Performance Unit Award Agreements for use under the Weatherford International Ltd. 2010 Omnibus Incentive Plan. (incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K (File No. 1-34258) filed February 22, 2012).

10.44	Executive Compensation Clawback Policy (incorporated by reference to Exhibit 10.2 to the Registrant's Current Report on Form 8-K (File No. 1-34258) filed February 22, 2012).
10.45
Form of addendum for use with certain equity grants under the Weatherford International Ltd. 2010 Omnibus Incentive Plan. (incorporated by reference to Exhibit 10.3 to the Registrant's Current Report on Form 8-K (File No. 1-34258) filed February 22, 2012).

10.47	Inducement Agreement with James Parent, dated July 1, 2012 (incorporated by reference to Exhibit 10.2 to the Registrant's Current Report on Form 8-K (File No. 1-34258) filed July 2, 2012)
*10.48
Form of Restricted Share Unit Award Agreement (U.K. version) for use under the Weatherford International Ltd. 2010 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.3 to the Registrant's Current Report on Form 8-K (File No. 1-34258) filed February 22, 2011).

*10.49
Form of Restricted Share Award Agreement for use under the Weatherford International Ltd. 2006 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.4 to the Registrant's Current Report on Form 8-K (File No. 1-34258) filed February 22, 2011).

*10.50
Weatherford International Ltd. Non-Equity Incentive Compensation Plan (incorporated by reference to Exhibit 10.5 to the Registrant's Current Report on Form 8-K (File No. 1-34258) filed February 22, 2011).

10.51
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

10.52
Amendment No. 2 and Limited Waiver, dated August 6, 2011, to Credit Agreement with Weatherford International Ltd., Weatherford International Ltd., Weatherford International, Inc. Weatherford Liquidity Management Hungary Limited Liability Company, Weatherford Capital Management Services Limited Liability Company, the lenders and issuing banks party thereto and JPMorgan Chase Bank, N.A., as administrative agent. (incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K (File No. 1-34258) filed August 6, 2012.

10.53	Form of Executive Employment Agreement for executive officers (incorporated by reference to the Registrant's Current Report on Form 8-K (File No. 1-34258) filed April 13, 2010).

†21.1	Subsidiaries of Weatherford International Ltd.
†23.1	Consent of Ernst & Young LLP.
†31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
†31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
**†32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
**†32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

***101
The following materials from Weatherford International Ltd.'s Annual Report on Form 10-K for the year ended December 31, 2012, formatted in XBRL (eXtensible Business Reporting Language): (1) the Consolidated Balance Sheets, (2) the Consolidated Statements of Operations, (3) the Consolidated Statements of Cash Flows, (4) the Consolidated Statements of Comprehensive Income (Loss) (5) the Consolidated Statements of Shareholders' Equity and (6) the related notes to the Consolidated Financial Statements.

* Management contract or compensatory plan or arrangement.
** Furnished with this Form 10-K
*** Submitted pursuant to Rule 405 and 406T of Regulation S-T.
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

SCHEDULE II

WEATHERFORD INTERNATIONAL LTD. AND SUBSIDIARIES
VALUATION AND QUALIFYING ACCOUNTS AND ALLOWANCES
FOR THE THREE YEARS ENDED DECEMBER 31, 2012

	Balance at Beginning of Period	Expense	(Recovery) and Additions	Other Reductions	Balance at End of Period
	(In millions)
Year Ended December 31, 2012:
Allowance for uncollectible accounts receivable	$91	$22	$(8)	$(21)	$84
Valuation allowance on deferred tax assets	201	108	8	—	317

Year Ended December 31, 2011:
Allowance for uncollectible accounts receivable	59	52	(1)	(19)	91
Valuation allowance on deferred tax assets	173	42	—	(14)	201

Year Ended December 31, 2010:
Allowance for uncollectible accounts receivable	20	57	—	(18)	59
Valuation allowance on deferred tax assets	117	62	—	(6)	173

All other schedules are omitted because they are not required or because the information is included in the financial statements or the related notes.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 4, 2013.

WEATHERFORD INTERNATIONAL LTD.

/s/Bernard J Duroc-Danner
Bernard J. Duroc-Danner
President, Chief Executive Officer,
Chairman of the Board and Director
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signatures	Title	Date

President, Chief Executive Officer,
/s/Bernard J. Duroc-Danner	Chairman of the Board and Director	March 4, 2013
Bernard J. Duroc-Danner	(Principal Executive Officer)

/s/John H. Briscoe	Senior Vice President and	March 4, 2013
John H. Briscoe	Chief Financial Officer
(Principal Financial and Accounting Officer)

/s/Samuel Bodman	Director	March 4, 2013
Samuel Bodman

/s/Nicholas F. Brady	Director	March 4, 2013
Nicholas F. Brady

/s/David J. Butters	Director	March 4, 2013
David J. Butters

/s/Emyr Jones Parry	Director	March 4, 2013
Emyr Jones Parry

/s/William E. Macaulay	Director	March 4, 2013
William E. Macaulay

/s/Robert K. Moses, Jr.	Director	March 4, 2013
Robert K. Moses, Jr.

/s/Guillermo Ortiz	Director	March 4, 2013
Guillermo Ortiz

/s/Robert A. Rayne	Director	March 4, 2013
Robert A. Rayne