Form 10-Q
period 2013-03-31
Weatherford International Ltd./Switzerland
filed 2013-05-03
CIK 1453090

UNITED STATES
 SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2013
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
     Yes ☐       No ☑

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

As of April 29, 2013 there were 765,767,765 shares of Weatherford registered shares, 1.16 Swiss francs par value per share, outstanding.

TABLE OF CONTENTS	Page

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS	2
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPEATIONS	20
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK	30
ITEM 4. CONTROLS AND PROCEDURES	32

PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS	34
ITEM 1A. RISK FACTORS	34
ITEM 2. UNREGISTERED SALES OF EQUITY IN SECURITIES AND USE OF PROCEEDS	34
ITEM 6. EXHIBITS	35
SIGNATURES	36

EX-4.1
EX-4.2
EX-31.1
EX-31.2
EX-32.1
EX-32.2
EX-101 INSTANCE DOCUMENT
EX-101 SCHEMA DOCUMENT
EX-101 CALCULATION LINKBASE DOCUMENT
EX-101 LABLES LINKBASE DOCUMENT
EX-101 PRESENTATION LINKBASE DOCUMENT
EX-101 DEFINITION LINKBASE DOCUMENT

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

WEATHERFORD INTERNATIONAL LTD. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In millions, except par value)

	March 31, 2013	December 31, 2012
	(Unaudited)
Current Assets:
Cash and Cash Equivalents	$286	$300
Accounts Receivable, Net of Allowance for Uncollectible Accounts of $90 and $84	3,850	3,885
Inventories, Net	3,744	3,675
Current Deferred Tax Assets	371	376
Other Current Assets	806	793
Total Current Assets	9,057	9,029

Property, Plant and Equipment, Net of Accumulated Depreciation of $6,203 and $6,030	8,299	8,299
Goodwill	3,765	3,871
Other Intangible Assets, Net of Accumulated Amortization of $678 and $658	720	766
Equity Investments	660	646
Other Non-current Assets	180	184
Total Assets	$22,681	$22,795

Current Liabilities:
Short-term Borrowings and Current Portion of Long-term Debt	$1,896	$1,585
Accounts Payable	2,191	2,108
Other Current Liabilities	1,667	2,017
Total Current Liabilities	5,754	5,710

Long-term Debt	7,032	7,049
Other Non-current Liabilities	1,197	1,218
Total Liabilities	13,983	13,977

Shareholders' Equity:
Shares, CHF 1.16 Par Value: Authorized 840, Conditionally Authorized 372, Issued 840 at March 31, 2013 and December 31, 2012	775	775
Capital in Excess of Par Value	4,635	4,674
Treasury Shares, at Cost	(139)	(182)
Retained Earnings	3,378	3,356
Accumulated Other Comprehensive Income	14	163
Weatherford Shareholders' Equity	8,663	8,786
Noncontrolling Interests	35	32
Total Shareholders' Equity	8,698	8,818
Total Liabilities and Shareholders' Equity	$22,681	$22,795

The accompanying notes are an integral part of these condensed consolidated financial statements.

WEATHERFORD INTERNATIONAL LTD. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)
(In millions, except per share amounts)

	Three Months Ended March 31,
	2013	2012
Revenues:
Products	$1,468	$1,412
Services	2,369	2,179
	3,837	3,591

Costs and Expenses:
Cost of Products	1,145	1,053
Cost of Services	1,861	1,647
Research and Development	67	62
Selling, General and Administrative Attributable to Segments	415	372
Corporate, General and Administrative	76	87
Gain on Sale of Business	(6)	—
	3,558	3,221

Operating Income	279	370

Interest Expense, Net	(131)	(112)
Devaluation of Venezuelan Bolivar	(100)	—
Other, Net	(13)	(18)

Income Before Income Taxes	35	240
Provision for Income Taxes	(5)	(110)
Net Income	30	130

Net Income Attributable to Noncontrolling Interests	(8)	(7)
Net Income Attributable to Weatherford	$22	$123

Earnings Per Share Attributable to Weatherford:
Basic	$0.03	$0.16
Diluted	$0.03	$0.16

Weighted Average Shares Outstanding:
Basic	769	760
Diluted	773	766

The accompanying notes are an integral part of these condensed consolidated financial statements.

WEATHERFORD INTERNATIONAL LTD. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(UNAUDITED)
(In millions)

	Three Months Ended March 31,
	2013	2012

Net Income	$30	$130
Other Comprehensive Income:
Foreign Currency Translation	(150)	181
Defined Benefit Pension Activity	1	1
Other Comprehensive Income (Loss)	(149)	182
Comprehensive Income (Loss)	(119)	312
Comprehensive Income Attributable to Noncontrolling Interests	(8)	(7)
Comprehensive Income (Loss) Attributable to Weatherford	$(127)	$305

The accompanying notes are an integral part of these condensed consolidated financial statements.

WEATHERFORD INTERNATIONAL LTD. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(In millions)

	Three Months Ended March 31,
	2013	2012
Cash Flows from Operating Activities:
Net Income	$30	$130
Adjustments to Reconcile Net Income to Net Cash Provided by (Used in) Operating Activities:
Depreciation and Amortization	346	299
Employee Share-Based Compensation Expense	11	22
Deferred Income Tax Provision (Benefit)	(3)	19
Devaluation of Venezuelan Bolivar	100	—
Other, Net	(14)	(10)
Change in Operating Assets and Liabilities, Net of Effect of Businesses Acquired:
Accounts Receivable	(108)	(110)
Inventories	(89)	(157)
Billings in Excess of Costs and Estimated Earnings	(48)	7
Other Current Assets	(33)	16
Accounts Payable	130	87
Other Current Liabilities	(320)	(137)
Other	(13)	(26)
Net Cash Provided by (Used in) Operating Activities	(11)	140

Cash Flows from Investing Activities:
Capital Expenditures for Property, Plant and Equipment	(400)	(514)
Acquisitions of Businesses, Net of Cash Acquired	(4)	(12)
Acquisition of Intellectual Property	(1)	(3)
Proceeds from Sale of Assets and Businesses, Net	85	5
Net Cash Used by Investing Activities	(320)	(524)

Cash Flows from Financing Activities:
Borrowings (Repayments) of Long-term Debt, Net	(304)	1
Borrowings of Short-term Debt, Net	625	285
Proceeds from Exercise of Warrants	—	65
Other Financing Activities, Net	(3)	(2)
Net Cash Provided by Financing Activities	318	349

Effect of Exchange Rate Changes on Cash and Cash Equivalents, Excluding Devaluation of Venezuelan Bolivar	(1)	3

Net Decrease in Cash and Cash Equivalents	(14)	(32)
Cash and Cash Equivalents at Beginning of Period	300	371
Cash and Cash Equivalents at End of Period	$286	$339

Supplemental Cash Flow Information:
Interest Paid	$183	$180
Income Taxes Paid, Net of Refunds	124	98

The accompanying notes are an integral part of these condensed consolidated financial statements.

WEATHERFORD INTERNATIONAL LTD. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

1.	General
The accompanying unaudited condensed consolidated financial statements of Weatherford International Ltd.  (the "Company") are prepared in accordance with U.S. generally accepted accounting principles and include all adjustments of a normal recurring nature which, in the opinion of management, are necessary to present fairly our Condensed Consolidated Balance Sheet at March 31, 2013, Condensed Consolidated Statements of Operations, Condensed Consolidated Statements of Comprehensive Income and Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2013 and 2012. When referring to "Weatherford" and using phrases such as "we", "us", and "our", the intent is to refer to Weatherford International Ltd., a Swiss joint-stock company, and its subsidiaries as a whole or on a regional basis, depending on the context in which the statements are made.
Although we believe the disclosures in these financial statements are adequate to make the interim information presented not misleading, certain information relating to our organization and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles have been condensed or omitted in this Form 10-Q pursuant to U.S. Securities and Exchange Commission ("SEC") rules and regulations.  These financial statements should be read in conjunction with the audited consolidated financial statements for the year ended December 31, 2012 included in our Annual Report on Form 10-K.  The results of operations for the three months ended March 31, 2013 are not necessarily indicative of the results expected for the year ending December 31, 2013.
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

We have acquired businesses we feel are important to our long-term strategy.  Results of operations for acquisitions are included in the accompanying Condensed Consolidated Statements of Operations from the date of acquisition.  The balances included in the Condensed Consolidated Balance Sheets related to recent acquisitions are based on preliminary information and are subject to change when final asset valuations are obtained and potential liabilities have been evaluated.  The purchase price is allocated to the net assets acquired based upon their estimated fair values at the date of acquisition.  During the three months ended March 31, 2013, we acquired businesses and equity investments for cash consideration of $5 million, net of cash acquired.

During the three months ended March 31, 2013, we completed the primary steps associated with the sale of our industrial screen business and collected sales proceeds totaling $100 million. Through our industrial screen operations, we delivered screen technologies used in numerous industries and, as a result, the screen business was not closely aligned with our goals as a leading provider of equipment and services used in the drilling, evaluation, completion, production and intervention of oil and natural gas wells.  In the first quarter of 2013, we recognized a $6 million gain from the transaction, and the major classes of assets sold included $34 million of Accounts Receivable, $36 million of Inventory, $81 million of non-current assets primarily comprised of Property, Plant and Equipment, Other Intangible Assets and Goodwill.  Liabilities of $41 million were also transferred in the sale, of which $31 million were current liabilities.

On April 29, 2013, we completed the sale of our industrial screen manufacturing operation in South Africa. The major classes of assets and liabilities included in this sale include $3 million of Accounts Receivable and Inventory, $11 million of non-current assets primarily comprised of Property, Plant and Equipment and Other Intangible Assets as well as Current Liabilities of $2 million.  These balances were classified as held for sale as of March 31, 2013 and their net book values have been appropriately classified as current within our Condensed Consolidated Balance Sheet at March 31, 2013. We have not completed our preliminary accounting for this transaction; however we expect to realize a gain for the excess of proceeds over the net book value of the net assets sold.

In 2012, we acquired a company that designs and produces well completion tools.  As part of the purchase consideration, we entered into a contingent consideration arrangement valued at approximately $12 million at March 31, 2013 that will be settled in early 2015.  This contingent consideration arrangement is dependent on the acquired company's 2014 results of operations.  This obligation will be marked to market through current earnings in each reporting period prior to settlement and the liability is valued using a Monte Carlo simulation and Level 3 inputs.

WEATHERFORD INTERNATIONAL LTD. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

3.    Accounts Receivable Factoring
In 2010, we entered into an accounts receivable factoring program to sell certain accounts receivable in Mexico to third party financial institutions.  In the three months ended March 31, 2013, we sold approximately $83 million under the program, received cash totaling $79 million and recognized a loss of less than $1 million on these sales. In the three months ended March 31, 2012, we sold approximately $51 million under the program, received cash totaling $47 million and recognized a loss of less than $1 million on these sales.  In each of the years since 2010, our factoring transactions qualified for sale accounting under the accounting standards and proceeds are included in operating cash flows in our Condensed Consolidated Statements of Cash Flows.

4.    Inventories

The components of inventory were as follows:
	March 31, 2013	December 31, 2012
	(In millions)

Raw materials, components and supplies	$472	$461
Work in process	173	166
Finished goods	3,099	3,048
	$3,744	$3,675

During the three months ended March 31, 2013, we recognized the sale of $24 million of our guar inventory, a component of certain drilling fluids.  Previously in 2012, we recognized a charge of $30 million to adjust the carrying value of this inventory to the lower of cost or market.  The sales in the three months ended March 31, 2013 were completed at the adjusted carrying value. Work in process and finished goods inventories include cost of materials, labor and manufacturing overhead.
5.    Goodwill
We perform an impairment test for goodwill and indefinite-lived intangible assets annually as of October 1, or more frequently if indicators of potential impairment exist.  Our goodwill impairment test involves a comparison of the fair value of each of our reporting units with its carrying amount. Fair value is estimated using discounted cash flows and a discount rate based on the weighted average cost of capital of the reporting unit. Our reporting units are based on our regional structure and consist of the United States, Canada, Latin America, Europe, Sub-Sahara Africa ("SSA"), Russia, Middle East/North Africa ("MENA") and Asia Pacific ("AP").
The fair value of all our reporting units were in excess of their carrying value as of our October 1, 2012 annual impairment test. The fair value of our Latin America reporting unit was closest to its carrying value and was 16% in excess of its carrying value at October 1, 2012.
The changes in the carrying amount of goodwill by segment for the three months ended March 31, 2013, were as follows:
	North America	MENA/ Asia Pacific	Europe/ SSA/ Russia	Latin America	Total
	(In millions)

As of December 31, 2012	$2,336	$226	$955	$354	$3,871
Acquisitions	—	—	—	—	—
Disposals	(23)	(4)	(13)	(1)	(41)
Purchase price and other adjustments	(5)	—	(3)	2	(6)
Foreign currency translation	(28)	—	(31)	—	(59)
As of March 31, 2013	$2,280	$222	$908	$355	$3,765

WEATHERFORD INTERNATIONAL LTD. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

6.    Short-term Borrowings and Current Portion of Long-term Debt
The components of short-term borrowings were as follows:
	March 31, 2013	December 31, 2012
	(In millions)

Commercial paper	$893	$888
Revolving credit facility	643	—
Other short-term bank loans	67	109
Total short-term borrowings	1,603	997
Current portion of long-term debt	293	588
Short-term borrowings and current portion of long-term debt	$1,896	$1,585

We maintain a $2.25 billion unsecured, revolving credit agreement (the "Credit Agreement") with JPMorgan Chase Bank, N.A., as administrative agent.  The Credit Agreement has a scheduled maturity date of July 13, 2016, and can be used for a combination of borrowings, support for our commercial paper program and issuances of letters of credit.  This agreement requires us to maintain a debt-to-capitalization ratio of less than 60%.  We are in compliance with this covenant at March 31, 2013. At March 31, 2013, our borrowings under our commercial paper program had a weighted average interest rate of 0.98% and there were $118 million in outstanding letters of credit under the Credit Agreement.

On May 1, 2013, we entered into a $300 million, 364-day, term loan facility with a syndicate of banks.  The facility was fully drawn on May 1, 2013 and will mature on April 30, 2014.  The terms and conditions of the facility are substantially similar to our $2.25 billion revolving credit agreement.  The facility will be used for general corporate purposes, including the repayment of other credit facility borrowings and the reduction of outstanding commercial paper.

We also have short-term borrowings with various domestic and international institutions pursuant to uncommitted facilities.  At March 31, 2013, we had $67 million in short-term borrowings under these arrangements with a weighted average interest rate of 8.09%.  In addition, we had $553 million of letters of credit under various uncommitted facilities and $141 million of performance bonds issued by financial sureties against an indemnification from us at March 31, 2013.

The carrying value of our short-term borrowings approximates their fair value as of March 31, 2013.  The current portion of long-term debt at March 31, 2013 includes $250 million of 4.95% Senior Notes due October 2013 and other debt maturing in 2013 totaling $43 million.

7.      Fair Value of Financial Instruments

Financial Instruments Measured and Recognized at Fair Value

We estimate fair value at a price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants in the principal market for the asset or liability.  Our valuation techniques require inputs that we categorize using a three level hierarchy, from highest to lowest level of observable inputs.  Level 1 inputs are unadjusted quoted prices in active markets for identical assets or liabilities. Level 2 inputs are quoted prices or other market data for similar assets and liabilities in active markets, or inputs that are observable for the asset or liability, either directly or indirectly through market corroboration, for substantially the full term of the financial instrument. Level 3 inputs are unobservable inputs based upon our own judgment and assumptions used to measure assets and liabilities at fair value. Classification of a financial asset or liability within the hierarchy is determined based on the lowest level of input that is significant to the fair value measurement.  Other than the contingent consideration discussed in Note 2 and  our derivative instruments discussed in Note 8, we had no assets or liabilities measured and recognized at fair value on a recurring basis at March 31, 2013 and December 31, 2012.

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

The fair value and carrying value of our Senior Notes were as follows:

	March 31, 2013	December 31, 2012
	(In millions)

Fair value	$7,973	$8,368
Carrying value	7,059	7,355

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
Fair Value Hedges
We may use interest rate swaps to help mitigate exposures related to changes in the fair values of our debt.  Amounts paid or received upon termination of interest rate swaps accounted for as fair value hedges represent the fair value of the agreements at the time of termination and are recorded as an adjustment to the carrying value of the related debt.  These amounts are amortized as a reduction, in the case of gains, or as an increase, in the case of losses, of interest expense over the remaining term of the debt. As of March 31, 2013, we had net unamortized gains of $49 million associated with interest rate swap terminations.  These gains are being amortized over the remaining term of the originally hedged debt as a reduction in interest expense.
Cash Flow Hedges
We entered into interest rate derivative instruments to hedge projected exposures to interest rates in anticipation of a debt offering.  Those hedges were terminated at the time of the issuance of the debt, and the loss on these hedges is being amortized from Accumulated Other Comprehensive Income (Loss) into interest expense over the remaining term of the debt.  As of March 31, 2013, we had net unamortized losses of $11 million associated with our cash flow hedge terminations.
Other Derivative Instruments
As of March 31, 2013, we had foreign currency forward contracts with notional amounts aggregating to $972 million. These contracts were entered into to hedge exposure to currency fluctuations in various foreign currencies.  The total estimated fair value of these contracts, and amounts receivable or owed associated with closed contracts, resulted in a net asset of approximately $8 million.  These derivative instruments were not designated as hedges and the changes in fair value of the contracts are recorded each period in Other, Net in the accompanying Condensed Consolidated Statements of Operations.
We have cross-currency swaps between the U.S. dollar and Canadian dollar to hedge certain exposures to the Canadian dollar.  At March 31, 2013, we had notional amounts outstanding of $168 million.  The total estimated fair value of these contracts at March 31, 2013, resulted in a liability of $29 million. These derivative instruments were not designated as hedges and the changes in fair value of the contracts are recorded each period in Other, Net in the accompanying Condensed Consolidated Statements of Operations.
The fair values of outstanding derivative instruments are summarized as follows:
	March 31, 2013	December31, 2012	Classifications
	(In millions)
Derivative assets not designated as hedges:
Foreign currency forward contracts	$15	$5	Other Current Assets

Derivative liabilities not designated as hedges:
Foreign currency forward contracts	(7)	(20)	Other Current Liabilities
Cross-currency swap contracts	(29)	(34)	Other Liabilities

9.  Income Tax

For the three months ended March 31, 2013, we had a tax provision of $5 million on income before taxes of $35 million.  Our tax provision for the three months ended March 31, 2013, includes one-time tax benefits due to the devaluation of the Venezuelan bolivar, tax restructuring benefit, enactment of the American Taxpayer Relief Act and decreases in reserves for uncertain tax positions due to statute of limitation expiration and audit settlements, which decreased our effective tax rate for the period to 14%.

For the three months ended March 31, 2012, we had a tax provision of $110 million on income before taxes of $240 million.  Our effective tax rate for the three months ended March 31, 2012 was 46%.

We anticipate a possible reduction in the balance of uncertain tax positions by approximately $20 million in the next twelve months due to expiration of statutes of limitations, settlements and/or conclusions of tax examinations.

WEATHERFORD INTERNATIONAL LTD. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

10.  Shareholders' Equity

The following summarizes our shareholders' equity activity for the three months ended March 31, 2013 and 2012:

	Issued Shares	Capital In Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Shares	Noncontrolling Interests	Total Shareholders' Equity
				(In millions)

Balance at December 31, 2011	$769	$4,675	$4,134	$80	$(334)	$21	$9,345
Net Income	—	—	123	—	—	7	130
Other Comprehensive Income	—	—	—	182	—	—	182
Dividends Paid to Noncontrolling Interests	—	—	—	—	—	(7)	(7)
Equity Awards Granted, Vested and Exercised	—	(21)	—	—	32	—	11
Other	6	58	—	—	—	—	64
Balance at March 31, 2012	$775	$4,712	$4,257	$262	$(302)	$21	$9,725

Balance at December 31, 2012	$775	$4,674	$3,356	$163	$(182)	$32	$8,818
Net Income	—	—	22	—	—	8	30
Other Comprehensive (Loss)	—	—	—	(149)	—	—	(149)
Dividends Paid to Noncontrolling Interests	—	—	—	—	—	(5)	(5)
Equity Awards Granted, Vested and Exercised	—	(39)	—	—	43	—	4
Other	—	—	—	—	—	—	—
Balance at March 31, 2013	$775	$4,635	$3,378	$14	$(139)	$35	$8,698

At December 31, 2011, warrants were outstanding to purchase up to 8.6 million of our shares at a price of $15.00 per share. On February 28, 2012, 4.3 million of these warrants were exercised through physical delivery of shares in exchange for $65 million and the remaining 4.3 million of these warrants were exercised through net share settlement resulting in the issuance of 494,000 shares.

WEATHERFORD INTERNATIONAL LTD. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The following table presents the changes in our accumulated other comprehensive income by component for the three months ended March 31, 2013 and 2012:

	Currency Translation Adjustment	Defined Benefit Pension	Deferred Loss on Derivatives	Total
	(In millions)

Balance at December 31, 2011	$127	$(36)	$(11)	$80

Other comprehensive income before reclassifications	181	—	—	181
Reclassifications	—	1	—	1
Net activity	181	1	—	182

Balance at March 31, 2012	$308	$(35)	$(11)	$262

Balance at December 31, 2012	$213	$(40)	$(10)	$163

Other comprehensive (loss) before reclassifications	(116)	—	—	(116)
Reclassifications	(34)	1	—	(33)
Net activity	(150)	1	—	(149)

Balance at March 31, 2013	$63	$(39)	$(10)	$14

The $34 million reclassification from the Currency Translation Adjustment component of Other Comprehensive Income results from the sale of our industrial screen business.  This amount has been recognized in the Gain on Sale of Business line in our Condensed Consolidated Statement of Operations.

11.    Earnings per Share
Basic earnings per share for all periods presented equals net income divided by the weighted average number of our shares outstanding during the period.  Diluted earnings per share is computed by dividing net income by the weighted average number of our shares outstanding during the period, adjusted for the dilutive effect of our stock options, restricted shares,  performance units and warrants.  Our diluted earnings per share calculation excludes three million potential shares for the three months ended March 31, 2013, and three million potential shares for the three months ended March 31, 2012, respectively, due to their anti-dilutive effect.

The following reconciles basic and diluted weighted average of shares outstanding:
	Three Months Ended March 31,
	2013	2012
	(In millions)

Basic weighted average shares outstanding	769	760
Dilutive effect of:
Stock options, restricted shares and performance units	4	5
Warrants	—	1
Diluted weighted average shares outstanding	773	766

12.	Share-Based Compensation
 We recognized the following employee share-based compensation expense during the three months ended March 31, 2013 and 2012:
	Three Months Ended March 31
	2013	2012
	(In millions)

Share-based compensation	$11	$22
Related tax benefit	4	8

During the three months ended March 31, 2013, we issued 1.9 million performance units, which will vest with continued employment and if the Company meets certain market-based performance goals. The performance units have a weighted average grant date fair value of $10.81 per share based on the Monte Carlo simulation method.  As of March 31, 2013, there was $33 million of unrecognized compensation related to our performance units.  This cost is expected to be recognized over a weighted average period of two years.
During the three months ended March 31, 2013, we also granted 1.6 million restricted share awards at a weighted average grant date fair value of $11.98 per share.  As of March 31, 2013, there was $67 million of unrecognized compensation related to our unvested restricted share grants. This cost is expected to be recognized over a weighted average period of two years.

WEATHERFORD INTERNATIONAL LTD. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

13.    Segment Information
Financial information by segment is summarized below.  Revenues are attributable to countries based on the ultimate destination of the sale of products or performance of services.
	Three Months Ended March 31, 2013
	Net Operating Revenues	Income from Operations	Depreciation and Amortization
	(In millions)

North America	$1,692	$224	$108
MENA/Asia Pacific	785	42	93
Europe/SSA/Russia	633	65	71
Latin America	727	98	68
	3,837	429	340
Corporate and Research and Development	—	(115)	6
Other (a)	—	(35)	—
Total	$3,837	$279	$346

	Three Months Ended March 31, 2012
	Net Operating Revenues	Income from Operations	Depreciation and Amortization
	(In millions)

North America	$1,754	$358	$95
MENA/Asia Pacific	595	22	83
Europe/SSA/Russia	571	66	61
Latin America	671	83	55
	3,591	529	294
Corporate and Research and Development	—	(112)	5
Other (b)	—	(47)	—
Total	$3,591	$370	$299

(a)	The three months ended March 31, 2013 includes income tax restatement and material weakness remediation expenses of $21 million, severance, exit and other charges of $20 million, partially offset by a $6 million gain on the sale of our industrial screen business.
(b)
The three months ended March 31, 2012 includes $31 million for severance and exit costs, income tax restatement and remediation expenses of $14 million and $2 million for legal and professional fees incurred in connection with our on-going investigations.

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

In light of these investigations, the U.S. and foreign policy environment and the inherent uncertainties surrounding these countries, we decided in September 2007 to direct our foreign subsidiaries to discontinue doing business in countries that are subject to comprehensive U.S. economic and trade sanctions, specifically Cuba, Iran and Sudan, as well as Syria. Effective September 2007, we ceased entering into any new contracts in these countries and began an orderly discontinuation and winding down of our existing business in these sanctioned countries.

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

Until 2003, we participated in the United Nations oil-for-food program governing sales of goods and services into Iraq. The DOJ and SEC have undertaken investigations of our participation in the oil-for-food program and have subpoenaed certain documents in connection with these investigations.  We have cooperated fully with these investigations. We have retained legal counsel, reporting to our Audit Committee, to investigate this matter. We have been in frequent negotiations with the government agencies to resolve these matters, and although these negotiations have advanced significantly we cannot yet anticipate the timing, outcome or possible impact of the ultimate resolution of the investigations, financial or otherwise.

The DOJ and SEC are also investigating our compliance with the Foreign Corrupt Practices Act ("FCPA") and other laws worldwide. We have retained legal counsel, reporting to our Audit Committee, to investigate these matters and we are cooperating fully with the DOJ and SEC.  As part of our internal investigations, we have uncovered potential violations of U.S. law in connection with activities in several jurisdictions.  We have been in frequent negotiations with the government agencies to resolve these matters, and although these negotiations have advanced significantly, we cannot yet anticipate the timing, outcome or possible impact of the ultimate resolution of the investigations, financial or otherwise.

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

WEATHERFORD INTERNATIONAL LTD. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Shareholder Litigation

In 2010, shareholders filed suit in Weatherford's name against those directors in place before June 2010 and certain current and former members of management relating to the U.S. government and internal investigations disclosed above and in our SEC filings since 2007. Separately, in 2011 and 2012, shareholders filed suit relating to the material weakness in the Company's internal controls over financial reporting for income taxes that was disclosed on the Forms 8-K and 12b-25 filed on March 1, 2011, February 21, 2012 and July 24, 2012, and the related restatement of historical financial statements. These suits name the Company as well as current and former members of management and our directors. We cannot predict the ultimate outcome of these claims.

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
15.   New Accounting Pronouncements

  In July 2012, the FASB issued new guidance allowing entities to use a qualitative approach to test indefinite-lived intangible assets for impairment.  The guidance permits an entity to first perform a qualitative assessment to determine whether it is more likely than not that the fair value of an indefinite-lived intangible asset is less than its carrying value. If it is concluded that this is the case, it is necessary to perform the currently prescribed quantitative impairment test by comparing the fair value of the indefinite-lived intangible asset with its carrying value. Otherwise, the quantitative impairment test is not required. This new guidance is effective for fiscal years and interim periods beginning after September 15, 2012.  We did not utilize this option in 2012 or in the first quarter of 2013.

In February 2013, the FASB issued new guidance intended to improve the reporting of reclassifications out of accumulated other comprehensive income. The guidance requires an entity to report the effect of significant reclassifications out of accumulated other comprehensive income on the respective line items in net income if the amount being reclassified is required under U.S. GAAP to be reclassified in its entirety to net income. For other amounts that are not required under U.S. GAAP to be reclassified in their entirety from accumulated other comprehensive income to net income in the same reporting period, an entity is required to cross-reference other disclosures required under U.S. GAAP that provide additional detail about those amounts. This guidance is effective for us in our first quarter of 2013.  Please see Note 10 — Shareholders' Equity, which presents the reclassifications out of Accumulated Other Comprehensive Income.
16.  Condensed Consolidating Financial Statements
A Swiss joint-stock company named Weatherford International Ltd. is the ultimate parent of the Weatherford group ("Weatherford Switzerland or Parent").  The Parent guarantees the obligations of Weatherford International Ltd., which is incorporated in Bermuda ("Weatherford Bermuda") and Weatherford International, LLC., which was formed in Delaware ("Weatherford Delaware"), noted below.
The following obligations of Weatherford Delaware were guaranteed by Weatherford Bermuda at March 31, 2013 and December 31, 2012: (1) the 6.35% Senior Notes and (2) the 6.80% Senior Notes.
The following obligations of Weatherford Bermuda were guaranteed by Weatherford Delaware at March 31, 2013: (1) the revolving credit facility, (2) the 4.95% Senior Notes, (3) the 5.50% Senior Notes, (4) the 6.50% Senior Notes, (5) the 6.00% Senior Notes, (6) the 7.00% Senior Notes, (7) the 9.625% Senior Notes, (8) the 9.875% Senior Notes, (9) the 5.125% Senior Notes, (10) the 6.75% Senior Notes, (11) the 4.50% Senior Notes and (12) the 5.95% Senior Notes.
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

WEATHERFORD INTERNATIONAL LTD. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Condensed Consolidating Balance Sheet
March 31, 2013
(Unaudited)
(In millions)

	Weatherford Switzerland	Weatherford Bermuda	Weatherford Delaware	Other Subsidiaries	Eliminations	Consolidation
Current Assets:
Cash and Cash Equivalents	$—	$1	$—	$285	$—	$286
Other Current Assets	5	30	219	8,722	(205)	8,771
Total Current Assets	5	31	219	9,007	(205)	9,057

Equity Investments in Affiliates	9,071	14,985	7,792	8,457	(40,305)	—
Shares Held in Parent	—	—	10	129	(139)	—
Intercompany Receivables, Net	—	2,011	—	—	(2,011)	—
Other Non-current Assets	17	43	14	13,550	—	13,624
Total Assets	$9,093	$17,070	$8,035	$31,143	$(42,660)	$22,681

Current Liabilities:
Short-term Borrowings and Current Portion of Long-term Debt	$—	$1,792	$22	$82	$—	$1,896
Accounts Payable and Other Current Liabilities	—	172	—	3,891	(205)	3,858
Total Current Liabilities	—	1,964	22	3,973	(205)	5,754

Long-term Debt	—	5,893	1,012	127	—	7,032
Intercompany Payables,Net	416	—	470	1,126	(2,012)	—
Other Non-current Liabilities	14	77	2	1,104	—	1,197
Total Liabilities	430	7,934	1,506	6,330	(2,217)	13,983

Weatherford Shareholders' Equity	8,663	9,136	6,529	24,778	(40,443)	8,663
Noncontrolling Interests	—	—	—	35	—	35
Total Liabilities and Shareholders' Equity	$9,093	$17,070	$8,035	$31,143	$(42,660)	$22,681

WEATHERFORD INTERNATIONAL LTD. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Condensed Consolidating Balance Sheet
December 31, 2012
(In millions)

	Weatherford Switzerland	Weatherford Bermuda	Weatherford Delaware	Other Subsidiaries	Eliminations	Consolidation
Current Assets:
Cash and Cash Equivalents	$—	$—	$—	$300	$—	$300
Other Current Assets	5	5	256	8,682	(219)	8,729
Total Current Assets	5	5	256	8,982	(219)	9,029

Equity Investments in Affiliates	9,184	14,790	7,675	8,458	(40,107)	—
Shares Held in Parent	—	—	10	172	(182)	—
Intercompany Receivables, Net	—	1,872	—	—	(1,872)	—
Other Non-current Assets	17	45	14	13,690	—	13,766
Total Assets	$9,206	$16,712	$7,955	$31,302	$(42,380)	$22,795

Current Liabilities:
Short-term Borrowings and Current Portion of Long-term Debt	$—	$1,439	$26	$120	$—	$1,585
Accounts Payable and Other Current Liabilities	8	246	—	4,089	(218)	4,125
Total Current Liabilities	8	1,685	26	4,209	(218)	5,710

Long-term Debt	—	5,895	1,019	135	—	7,049
Intercompany Payables, Net	400	—	477	995	(1,872)	—
Other Non-current Liabilities	12	76	3	1,127	—	1,218
Total Liabilities	420	7,656	1,525	6,466	(2,090)	13,977

Weatherford Shareholders' Equity	8,786	9,056	6,430	24,804	(40,290)	8,786
Noncontrolling Interests	—	—	—	32	—	32
Total Liabilities and Shareholders' Equity	$9,206	$16,712	$7,955	$31,302	$(42,380)	$22,795

WEATHERFORD INTERNATIONAL LTD. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Condensed Consolidating Statements of Comprehensive Income (Loss)
Three Months Ended March 31, 2013
(Unaudited)
(In millions)

	Weatherford Switzerland	Weatherford Bermuda	Weatherford Delaware	Other Subsidiaries	Eliminations	Consolidation

Revenues	$—	$—	$—	$3,837	$—	$3,837
Costs and Expenses	(9)	10	—	(3,559)	—	(3,558)
Operating Income (Loss)	(9)	10	—	278	—	279

Other Income (Expense):
Interest Income (Expense), Net	—	(111)	(16)	(4)	—	(131)
Intercompany Charges, Net	—	—	30	(30)	—	—
Equity in Subsidiary Income (Loss)	31	195	117	—	(343)	—
Other, Net	—	(14)	—	(99)	—	(113)
Income (Loss) Before Income Taxes	22	80	131	145	(343)	35
Provision for Income Taxes	—	—	(6)	1	—	(5)
Net Income (Loss)	22	80	125	146	(343)	30
Noncontrolling Interests	—	—	—	(8)	—	(8)
Net Income (Loss) Attributable to Weatherford	$22	$80	$125	$138	$(343)	$22
Comprehensive Income (Loss) Attributable to Weatherford	$(127)	$(71)	$(14)	$(12)	$97	$(127)

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

WEATHERFORD INTERNATIONAL LTD. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Condensed Consolidating Statement of Cash Flows
Three Months Ended March 31, 2013
(Unaudited)
(In millions)

	Weatherford Switzerland	Weatherford Bermuda	Weatherford Delaware	Other Subsidiaries	Eliminations	Consolidation

Cash Flows from Operating Activities:
Net Income (Loss)	$22	$80	$125	$146	$(343)	$30
Adjustments to Reconcile Net Income (Loss) to Net Cash Provided (Used) by Operating Activities:
Charges from Parent or Subsidiary	—	—	(30)	30	—	—
Equity in (Earnings) Loss of Affiliates	(31)	(195)	(117)	—	343	—
Deferred Income Tax Provision (Benefit)	—	—	6	(9)	—	(3)
Other Adjustments	129	246	(125)	(288)	—	(38)
Net Cash Provided (Used) by Operating Activities	120	131	(141)	(121)	—	(11)

Cash Flows from Investing Activities:
Capital Expenditures for Property, Plant and Equipment	—	—	—	(400)	—	(400)
Acquisitions of Businesses, Net of Cash Acquired	—	—	—	(4)	—	(4)
Acquisition of Intellectual Property	—	—	—	(1)	—	(1)
Proceeds from Sale of Assets and Businesses, Net	—	—	—	85	—	85
Capital Contribution to Subsidiary	(129)	—	—	—	129	—
Net Cash Provided (Used) by Investing Activities	(129)	—	—	(320)	129	(320)

Cash Flows from Financing Activities:
Borrowings (Repayments) Short-term Debt, Net	—	648	—	(23)	—	625
Borrowings (Repayments) Long-term Debt, Net	—	(294)	(9)	(1)	—	(304)
Borrowings (Repayments) Between Subsidiaries, Net	9	(484)	150	325	—	—
Proceeds from Capital Contribution	—	—	—	129	(129)	—
Other, Net	—	—	—	(3)	—	(3)
Net Cash Provided (Used) by Financing Activities	9	(130)	141	427	(129)	318

Effect of Exchange Rate Changes on Cash and Cash Equivalents	—	—	—	(1)	—	(1)

Net Increase (Decrease) in Cash and Cash Equivalents	—	1	—	(15)	—	(14)
Cash and Cash Equivalents at Beginning of Period	—	—	—	300	—	300
Cash and Cash Equivalents at End of Period	$—	$1	$—	$285	$—	$286

WEATHERFORD INTERNATIONAL LTD. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Condensed Consolidating Statement of Cash Flows
Three Months Ended March 31, 2012
(Unaudited)
(In millions)

	Weatherford Switzerland	Weatherford Bermuda	Weatherford Delaware	Other Subsidiaries	Eliminations	Consolidation

Cash Flows from Operating Activities:
Net Income (Loss)	$123	$144	$257	$260	$(654)	$130
Adjustments to Reconcile Net Income (Loss) to Net Cash Provided (Used) by Operating Activities:
Charges from Parent or Subsidiary	—	(8)	(25)	33	—	—
Equity in (Earnings) Loss of Affiliates	(139)	(261)	(254)	—	654	—
Deferred Income Tax Provision (Benefit)	—	—	(19)	38	—	19
Other Adjustments	9	(136)	(155)	273	—	(9)
Net Cash Provided (Used) by Operating Activities	(7)	(261)	(196)	604	—	140

Cash Flows from Investing Activities:
Capital Expenditures for Property, Plant and Equipment	—	—	—	(514)	—	(514)
Acquisitions of Businesses, Net of Cash Acquired	—	—	—	(12)	—	(12)
Acquisition of Intellectual Property	—	—	—	(3)	—	(3)
Proceeds from Sale of Assets and Businesses, Net	—	—	—	5	—	5
Capital Contribution to Subsidiary	—	—	—	—	—	—
Net Cash Used by Investing Activities	—	—	—	(524)	—	(524)

Cash Flows from Financing Activities:
Borrowings (Repayments) Short-term Debt, Net	—	288	—	(3)	—	285
Borrowings (Repayments) Long-term Debt, Net	—	—	(6)	7	—	1
Borrowings (Repayments) Between Subsidiaries, Net	8	(27)	205	(186)	—	—
Proceeds from Capital Contribution	—	—	—	—	—	—
Other, Net	—	—	—	63	—	63
Net Cash Provided (Used) by Financing Activities	8	261	199	(119)	—	349

Effect of Exchange Rate Changes on Cash and Cash Equivalents	—	—	—	3	—	3

Net Increase (Decrease) in Cash and Cash Equivalents	1	—	3	(36)	—	(32)
Cash and Cash Equivalents at Beginning of Period	—	—	—	371	—	371
Cash and Cash Equivalents at End of Period	$1	$—	$3	$335	$—	$339

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Our Management's Discussion and Analysis of Financial Condition and Results of Operations ("MD&A") begins with an executive level overview, which provides a general description of our company today, a synopsis of industry market trends, insight into management's perspective of the opportunities and challenges we face and our outlook for the remainder of 2013.  Next, we analyze the results of our operations for the three months ended March 31, 2013 and 2012, including the trends in our business and review our liquidity and capital resources.  We conclude with a discussion of our critical accounting policies and estimates and a summary of recently issued accounting pronouncements.  The "Company," "we," "us" and "our" refer to Weatherford International Ltd., a Swiss joint-stock corporation and its subsidiaries on a consolidated basis.
The following discussion should be read in conjunction with the financial statements included with this report and our financial statements and related MD&A for the year ended December 31, 2012 included in our Annual Report on Form 10-K.  Our discussion includes various forward-looking statements about our markets, the demand for our products and services and our future results.  These statements are based on certain assumptions we consider reasonable. For information about these assumptions, you should refer to the section entitled "Forward-Looking Statements."
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
We conduct operations in over 100 countries and have service and sales locations in nearly all of the oil and natural gas producing regions in the world.  Our operational performance is reviewed on a geographic basis and we report the following regions as separate, distinct reporting segments: (1) North America; (2) Latin America; (3) Europe/Sub-Sahara Africa ("SSA")/Russia; and (4) Middle East/North Africa ("MENA")/Asia Pacific.
Industry Trends
Changes in the current price and expected future prices of oil and natural gas influence the level of energy industry spending.  Changes in expenditures result in an increased or decreased demand for our products and services.  Rig count is an indicator of the level of spending for the exploration for and production of oil and natural gas reserves.

The following chart sets forth certain statistics that reflect historical market conditions:
	WTI Oil (a)	Henry Hub Gas (b)	North American Rig Count (c)	International Rig Count (c)

March 31, 2013	$97.23	$4.02	2,289	1,287
December 31, 2012	91.82	3.35	2,178	1,260
March 31, 2012	103.02	2.13	2,574	1,189

(a)	Price per barrel of West Texas Intermediate ("WTI") crude oil of the date indicated at Cushing Oklahoma – Source: Thomson Reuters
(b)	Price per MM/BTU as of the date indicated at Henry Hub Louisiana – Source: Thomson Reuters
(c)	Average rig count for the period indicated – Source: Baker Hughes Rig Count

Oil prices increased during the first three months of 2013, ranging from a low of $90.12 per barrel at the beginning of March to a high of $97.94 per barrel at the end of January.  Natural gas prices increased during the first three months of 2013 and ranged from a high of $4.07 MM/BTU at the end of March to a low of $3.11 MM/BTU in early January.  Factors influencing oil and natural gas prices during the period include hydrocarbon inventory levels, realized and expected economic growth, realized and expected levels of hydrocarbon demand, levels of spare production capacity within the Organization of Petroleum Exporting Countries ("OPEC"), weather and geopolitical uncertainty.
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

Results of Operations
The following chart contain selected financial data comparing our consolidated and segment results from operations for the three months ended March 31, 2013 and 2012:
	Three Months Ended March 31,
	2013	2012
	(In millions, except per share amounts)
Revenues:
North America	$1,692	$1,754
MENA/Asia Pacific	785	595
Europe/SSA/Russia	633	571
Latin America	727	671
	3,837	3,591

Operating Income:
North America	224	358
MENA/Asia Pacific	42	22
Europe/SSA/Russia	65	66
Latin America	98	83
Research and Development	(67)	(62)
Corporate Expenses	(48)	(50)
Other Items	(35)	(47)
	279	370

Interest Expense, Net	(131)	(112)
Devaluation of Venezuelan Bolivar	(100)	—
Other, Net	(13)	(18)

Net Income per Diluted Share	$0.03	$0.16

Depreciation and Amortization	346	299

 Revenues
The following chart contains consolidated revenues by product line for the three months ended March 31, 2013 and 2012:

	Three Months Ended March 31,
	2013	2012

Formation Evaluation and Well Construction	59%	57%
Completion and Production	41%	43%
	100%	100%

Consolidated revenues increased $246 million, or 7%, in the first quarter of 2013 as compared to the first quarter of 2012.  This increase outpaced the 5% decrease in average rig count over the comparable period due to a decline noted in the North American rig count.  International revenues increased $308 million, or 17%, in the first quarter of 2013, as compared to the first quarter of 2012.  Our international drilling services, well construction, completions and stimulation and chemicals activities were the strongest contributors to the increase over the year-ago period. Revenue in our North American segment decreased $62 million, or 4%, in the first quarter of 2013 compared to the same quarter of the prior year.
Operating Income
Consolidated operating income decreased $91 million or 25%, in the first quarter of 2013 as compared to the first quarter of 2012.   Our operating segments contributed $100 million of the decrease, which was largely due to the decline in the North American segment of $134 million driven lower operating margins attributable to the stimulation and chemicals component of our completion and production product line.  Corporate, Research and Development and Other Expenses decreased $9 million as compared to the first quarter of 2012.
Other items for the three months ended March 31, 2013 includes a $6 million gain related to the sale of our industrial screen business, income tax restatement and material weakness remediation expenses of $21 million and severance, exit and other charges of $20 million, including $5 million in legal and professional fees incurred in conjunction with our on-going investigations.

Other items for the three months ended March 31, 2012 include $31 million for severance and exit costs, income tax restatement and material weakness remediation expenses of $14 million and $2 million for legal and professional fees incurred in connection with our on-going investigations.

Devaluation of Venezuelan Bolivar

In February 2013, the Venezuelan government announced its intention to devalue its currency and move to a two tier exchange structure. The official exchange moved from 4.30 per dollar to 6.30 per dollar for all goods and services. In connection with this devaluation, we incurred a charge of $100 million in the first quarter of 2013 for the remeasurement of our net monetary assets denominated in Venezuelan bolivars at the date of the devaluation.
Interest Expense, Net
Interest Expense, Net increased $19 million, or 17% in the first quarter of 2013, as compared to the same period of the prior year, due to increases in overall indebtedness.

Income Taxes
For the three months ended March 31, 2013, we had a tax provision of $5 million on income before taxes of $35 million.  Our tax provision for the three months ended March 31, 2013, includes one-time tax benefits due to the devaluation of the Venezuelan bolivar, tax restructuring benefit, enactment of the American Taxpayer Relief Act and decreases in reserves for uncertain tax positions due to statute of limitation expiration and audit settlements, which decreased our effective tax rate for the period to 14%.
For the three months ended March 31, 2012, we had a tax provision of $110 million on income before taxes of $240 million.  Our effective tax rate for the three months ended March 31, 2012 was 46%.
We anticipate a possible reduction in the balance of uncertain tax positions by approximately $20 million in the next twelve months due to expiration of statutes of limitations, settlements and/or conclusions of tax examinations.

Segment Results
North America
North American revenues decreased $62 million, or 4%, in the first quarter of 2013, as compared to the first quarter of 2012. This decrease was outpaced by the 11% decrease in average North American rig count over the comparable period.  The decline was primarily in our drilling service and stimulation and chemical product line, which was partially offset by an increase in revenues from our well construction product line.
Operating income decreased $134 million, or 37%, in the first quarter of 2013, as compared to the first quarter of the prior year.  Operating margins were 13.2% in the first quarter of 2013 and 20.4% in the first quarter of 2012.  Declines in operating margin are primarily attributable to stimulation and chemicals margin declines due to price reductions and higher fixed costs, as well as lower gross profit in drilling services mostly driven by a decline in activity.  These margin declines were partially offset by increases in artificial lift operating margins.  Also, in the first quarter of 2013, we sold $24 million of our guar inventory, a component of certain drilling fluids, for its carrying value, or at a zero margin.  In 2012, our guar inventory carrying value was adjusted to the lower of cost or market.
MENA/Asia Pacific
MENA/Asia Pacific revenues increased $190 million, or 32%, in the first quarter of 2013, as compared to the first quarter of 2012.  Increased activity for our drilling services, well construction, completions and artificial lift product lines contributed to the increase in revenue.
Operating income increased $20 million, or 91%, during the first quarter of 2013, compared to the same quarter of the prior year.  Operating margins were 5.4% in the first quarter of 2013 and 3.7% in the first quarter of 2012.  The 2013 increase in operating income is primarily due to improved margins in drilling services.
Europe/SSA/Russia
Revenues in our Europe/SSA/Russia segment increased $62 million, or 11%, in the first quarter of 2013, compared to the same quarter of the prior year.  The region realized strong performances primarily in Russia from our drilling services and integrated drilling product lines in the current quarter as compared to the same period of the prior year.
Operating income decreased $1 million, or 2%, in the first quarter of 2013, as compared to the same quarter of 2011.  Operating margins were 10.3% in the first quarter of 2013 and 11.6% in the first quarter of 2012. The slight decrease in operating income and margins was due to increased costs in Russia, relative to the prior year quarter and related to higher rig activity for integrated drilling, completion and artificial lift.
Latin America
Revenues in our Latin America segment increased $56 million, or 8%, in the first quarter of 2013, as compared to the same quarter of the prior year due to increases in our well construction and completions product lines.
Operating income increased $15 million, or 18%, in the first quarter of 2013, over the comparable period of the prior year. Operating margins increased from 12.4% for the first quarter of 2012 to 13.5% for the first quarter of 2013 due to continued improving contributions from our well construction, completions and integrated drilling product lines.

Liquidity and Capital Resources
Sources of Liquidity
Our sources of available liquidity include cash and cash equivalent balances, cash generated from operations, commercial paper and committed bank lines of credit.  We also historically have accessed banks for short-term loans from uncommitted borrowing arrangements and the capital markets with debt, equity and convertible bond offerings.  From time to time we may enter into transactions to factor accounts receivable or dispose of businesses or capital assets that are no longer core to our long-term growth strategy. We received $100 million in cash from the sale of our non-core industrial screens business in the three months ended March 31, 2013.
Committed Borrowing Facilities
 We maintain a $2.25 billion unsecured, revolving credit agreement (the "Credit Agreement") with JPMorgan Chase Bank, N.A., as administrative agent, scheduled to mature July 13, 2016.  The Credit Agreement can be used for a combination of borrowings, support for our $2.25 billion commercial paper program and issuances of letters of credit. This agreement requires that we maintain a debt-to-total capitalization ratio of less than 60%.  We were in compliance with this covenant at March 31, 2013.
 The following is a recap of our availability under our committed borrowing facility at March 31, 2013 (in millions):
Facilities	$2,250

Less:
Amount drawn	643
Commercial paper	893
Letters of credit	118
Availability	$596

On May 1, 2013, we entered into a $300 million, 364-day, term loan facility with a syndicate of banks.  The facility was fully drawn on May 1, 2013 and will mature on April 30, 2014.  The terms and conditions of the facility are substantially similar to our $2.25 billion revolving credit agreement.  The facility will be used for general corporate purposes, including the repayment of other credit facility borrowings and the reduction of outstanding commercial paper.

Cash Requirements
During 2013, we anticipate our cash requirements will include interest payments on our outstanding debt, the repayment of $250 million of Senior Notes due in the fourth quarter of 2013, working capital needs and capital expenditures. Our cash requirements may also include opportunistic business acquisitions and an indeterminate amount to settle the governmental investigations described above. Consistent with 2012, we anticipate funding these requirements from cash generated from operations, availability under our existing credit facilities, the issuance of commercial paper and potential proceeds from disposals of businesses or capital assets that are no longer closely aligned with our core long-term growth strategy. Capital expenditures for 2013 are projected to be between 8% and 12% of our revenues. The amounts we ultimately spend will depend on a number of factors including the type of contracts we enter into, asset availability and our expectations with respect to industry activity levels in 2013. Expenditures are expected to be used primarily to support anticipated near-term growth and our sources or liquidity are anticipated to be sufficient to meet our needs. Capital expenditures during the three months ended March 31, 2013 were $400 million.

Accounts Receivable Factoring

In 2010, we entered into an accounts receivable factoring program to sell accounts receivable in Mexico to third party financial institutions.  In the three months ended March 31, 2013, we sold approximately $83 million under the program, received cash totaling $79 million and recognized a loss of less than $1 million on these sales. In the three months ended March 31, 2012, we sold approximately $51 million under the program, received cash totaling $47 million and recognized a loss of less than $1 million on these sales.  In each of the years since 2010, our factoring transactions qualified for sale accounting under the accounting standards and proceeds are included in operating cash flows in our Condensed Consolidated Statements of Cash Flows.

Derivative Instruments
Fair Value Hedges
We may use interest rate swaps to help mitigate exposures related to changes in the fair values of our debt.  Amounts paid or received upon termination of interest rate swaps accounted for as fair value hedges represent the fair value of the agreements at the time of termination and are recorded as an adjustment to the carrying value of the related debt.  These amounts are amortized as a reduction, in the case of gains, or as an increase, in the case of losses, of interest expense over the remaining term of the debt. As of March 31, 2013, we had net unamortized gains of $49 million associated with interest rate swap terminations.  These gains are being amortized over the remaining term of the originally hedged debt as a reduction in interest expense.
Cash Flow Hedges
We entered into interest rate derivative instruments to hedge projected exposures to interest rates in anticipation of a debt offering.  Those hedges were terminated at the time of the issuance of the debt, and the loss on these hedges is being amortized from Accumulated Other Comprehensive Income (Loss) into interest expense over the remaining term of the debt.  As of March 31, 2013, we had net unamortized losses of $11 million associated with our cash flow hedge terminations.

Other Derivative Instruments
As of March 31, 2013, we had foreign currency forward contracts with notional amounts aggregating to $972 million. These contracts were entered into to hedge exposure to currency fluctuations in various foreign currencies.  The total estimated fair value of these contracts, and amounts receivable or owed associated with closed contracts, resulted in a net asset of approximately $8 million.  These derivative instruments were not designated as hedges and the changes in fair value of the contracts are recorded each period in Other, Net in the accompanying Condensed Consolidated Statements of Operations.
We have cross-currency swaps between the U.S. dollar and Canadian dollar to hedge certain exposures to the Canadian dollar.  At March 31, 2013, we had notional amounts outstanding of $168 million.  The total estimated fair value of these contracts at March 31, 2013, resulted in a liability of $29 million.  These derivative instruments were not designated as hedges and the changes in fair value of the contracts are recorded each period in Other, Net in the accompanying Condensed Consolidated Statements of Operations.
Off Balance Sheet Arrangements
A Swiss joint-stock company named Weatherford International Ltd. is the ultimate parent ("Weatherford Switzerland") of the Weatherford group and guarantees the obligations of Weatherford International Ltd., which is incorporated in Bermuda ("Weatherford Bermuda") and Weatherford International, LLC., which was formed in Delaware ("Weatherford Delaware") noted below.
The following obligations of Weatherford Delaware were guaranteed by Weatherford Bermuda at March 31, 2013 and December 31, 2012: (1) the 6.35% Senior Notes and (2) the 6.80% Senior Notes.
The following obligations of Weatherford Bermuda were guaranteed by Weatherford Delaware at March 31, 2013: (1) the revolving credit facility, (2) the 4.95% Senior Notes, (3) the 5.50% Senior Notes, (4) the 6.50% Senior Notes, (5) the 6.00% Senior Notes, (6) the 7.00% Senior Notes, (7) the 9.625% Senior Notes, (8) the 9.875% Senior Notes, (9) the 5.125% Senior Notes, (10) the 6.75% Senior Notes, (11) the 4.50% Senior Notes and (12) the 5.95% Senior Notes.
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
Letters of Credit
We execute letters of credit and bid and performance bonds in the normal course of business. As of March 31, 2013, we had $812 million of letters of credit and bid and performance bonds outstanding, consisting of $553 million outstanding under various uncommitted credit facilities, $118 million letters of credit outstanding under our committed facilities and $141 million of performance bonds issued by financial sureties against an indemnification from us.  These obligations could be called by the beneficiaries should we breach certain contractual or performance obligations.  If the beneficiaries were to call the letters of credit under our committed facilities, our available liquidity would be reduced by the amount called.

Critical Accounting Policies and Estimates
Our discussion and analysis of our financial condition and results of operations is based upon our consolidated financial statements.  We prepare these financial statements in conformity with U.S. generally accepted accounting principles.  As such, we are required to make certain estimates, judgments and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the periods presented.  We base our estimates on historical experience, available information and various other assumptions we believe to be reasonable under the circumstances.  On an on-going basis, we evaluate our estimates; however, actual results may differ from these estimates under different assumptions or conditions.  There have been no material changes or developments in our evaluation of the accounting estimates and the underlying assumptions or methodologies that we believe to be Critical Accounting Policies and Estimates as disclosed in our Form 10-K for the year ended December 31, 2012.
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

Nonrealization of expected benefits from our redomestication could affect our projected results. We operate through our various subsidiaries in numerous countries throughout the world including the U.S.  During the first quarter of 2009, we completed a transaction in which our former Bermuda incorporated parent company became a wholly-owned subsidiary of Weatherford Switzerland, a Swiss joint-stock company and holders of common shares of the Bermuda company received one registered share of Weatherford Switzerland in exchange for each common share they held. Consequently, we are or may become subject to changes in tax laws, treaties or regulations or the interpretation or enforcement thereof in the U.S., Bermuda, Switzerland or any other jurisdictions in which we or any of our subsidiaries operate or are resident. Our income tax expense is based upon our interpretation of the tax laws in effect in various countries at the time that the expense was incurred. If the U.S. Internal Revenue Service or other taxing authorities do not agree with our assessment of the effects of such laws, treaties and regulations, this could have a material adverse effect on us, including the imposition of a higher effective tax rate on our worldwide earnings. In addition, our realization of expected tax benefits is based upon the assumption that we take successful planning steps and that we maintain and execute adequate processes to support our planning activities. If we fail to do so, we may not achieve the expected benefits.

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

A downturn in our industry could affect the carrying value of our goodwill. As of March 31, 2013, we had approximately $3.8 billion of goodwill.  During the second quarter of 2012, we recorded a goodwill impairment charge of $589 million, precipitated by a sustained decline in the market price of the company's registered shares.  We could recognize additional impairments of our goodwill in the future as a result of various factors, including the impact to our projections from the dispositions of businesses and market factors, some of which are beyond our control. Our forward-looking statements do not assume any future goodwill impairment. Any reduction in the fair value of our businesses may result in an impairment charge and therefore adversely affect our results.

Adverse weather conditions in certain regions could affect our operations. From time to time, hurricanes, typhoons and severe weather impact our operations in the Gulf of Mexico and Southeast Asia. These storms and associated threats reduce the number of days on which we and our customers operate which results in lower revenues than we otherwise would have achieved. Our Canadian operations, particularly in the second quarter of each year, may vary greatly depending on the timing of "break-up", or the spring thaw, which annually results in a period in which conditions are not conducive to operations. Similarly, unfavorable weather in Russia, Caspian, China, Mexico, and Australia and in the North Sea, as well as exceedingly cold winters in other areas of the world, could reduce our operations and revenues from these areas during the relevant period. Our forward-looking statements assume weather patterns in our primary areas of operations will be conducive to our operations.

U.S. Government and internal investigations could affect our results of operations. We are currently involved in government and internal investigations involving our operations and we are in negotiations with the government agencies to resolve these matters.   The governmental agencies involved in these investigations have a broad range of civil and criminal penalties they may seek to impose against corporations and individuals for violations of trade sanction laws, the Foreign Corrupt Practices Act and other federal statutes including, but not limited to, injunctive relief, disgorgement, fines, penalties and modifications to business practices and compliance programs.  As a result, beyond the sanctioned countries matter for which we have recognized a loss contingency, we cannot yet anticipate the timing, outcome or possible impact of the ultimate resolution of these investigations, financial or otherwise. In recent years, the governmental agencies and authorities involved in these investigations have entered into agreements with, and obtained a range of penalties against, several corporations and individuals in similar investigations, under which civil and criminal penalties were imposed, including in some cases fines and other penalties and sanctions in the tens and hundreds of millions of dollars. We recognized a $100 million loss contingency in the quarter ended June 30, 2012 for the potential settlement of the sanctioned countries matter.  However, the timing and ultimate amount we may pay in connection with those investigations is not certain. The SEC and DOJ likely will seek to impose penalties of some amount against us for past conduct, but the ultimate amount of any penalties we may pay currently cannot be reasonably estimated. The SEC and DOJ may also seek to impose modifications to business practices that decrease our business, and modifications to compliance programs, which may increase compliance costs. Any injunctive relief, disgorgement, fines, penalties, sanctions or imposed modifications to business practices and the on-going costs resulting from these investigations could adversely affect our results of operations. We may have additional charges which may include labor claims, contractual claims, penalties assessed by customers, and costs, fines, taxes and penalties assessed by local governments, but we cannot quantify those charges or be certain of their timing. In addition, the SEC and DOJ are investigating the circumstances surrounding the material weakness in the Company's internal controls over financial reporting for income taxes that was disclosed on Forms 8-K on March 1, 2011, February 21, 2012 and July 24, 2012 and the related restatements of our historical financial statements. We are cooperating fully with the government investigations.

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

In January 2010, the Venezuelan government announced its intention to devalue its currency and move to a two-tier exchange structure. The official exchange rate moved from 2.15 to 2.60 for essential goods and from 2.15 to 4.30 for non-essential goods and services. Our Venezuelan entities maintain the U.S. dollar as their functional currency.  In connection with this devaluation, we incurred a charge of $64 million for the remeasurement of our net monetary assets denominated in Venezuelan bolivars at the date of the devaluation, which was not tax deductible in Venezuela. We also recorded a $24 million tax benefit for local Venezuelan income tax purposes related to our net U.S. dollar-denominated monetary liability position in the country. Effective January 1, 2011, the Venezuelan government again modified the fixed rate of exchange, eliminating the two-tier structure and establishing 4.30 as the official exchange rate for all goods and services. This modification did not have a material impact to our financial position or results of operations.  On February 8, 2013, the Venezuelan government announced its intention to further devalue its currency effective February 13, 2013 at which time the official exchange moved from 4.30 per dollar to 6.30 per dollar for all goods and services. In connection with this devaluation, we recognized a charge of $100 million in the first quarter of 2013 for the remeasurement of our net monetary assets denominated in the Venezuelan bolivar at the date of the devaluation, which was not tax deductible in Venezuela. We also recorded a $39 million tax benefit for local Venezuelan income tax purposes related to our net U.S. dollar-denominated monetary liability position in the country.  As of March 31, 2013, we had a net monetary asset position denominated in Venezuelan bolivars of approximately $236 million, comprised primarily of cash and accounts receivable. We are continuing to explore opportunities to reduce our exposure, but should another devaluation occur in the future, we may be required to take further charges related to the remeasurement of our net monetary asset position.

Assets and liabilities of entities for which the functional currency is the local currency are translated into U.S. dollars using the exchange rates in effect at the balance sheet date, resulting in translation adjustments that are reflected in Accumulated Other Comprehensive Income (Loss) in the shareholders' equity section on our Condensed Consolidated Balance Sheets. A portion of our net assets are impacted by changes in foreign currencies in relation to the U.S. dollar. We recorded a $116 million adjustment to decrease our equity account for 2013 to reflect the change in the U.S. dollar against various foreign currencies.

As of March 31, 2013, we had foreign currency forward contracts with notional amounts aggregating to $972 million. These contracts were entered into to hedge exposure to currency fluctuations in various foreign currencies.  The total estimated fair value of these contracts and amounts receivable or owed associated with closed contracts resulted in a net asset of approximately $8 million.  These derivative instruments were not designated as hedges and the changes in fair value of the contracts are recorded each period in Other, Net in the accompanying Condensed Consolidated Statements of Operations.
We have cross-currency swaps between the U.S. dollar and Canadian dollar to hedge certain exposures to the Canadian dollar.  At March 31, 2013, we had notional amounts outstanding of $168 million.  The total estimated fair value of these contracts at March 31, 2013, resulted in a liability of $29 million.  These derivative instruments were not designated as hedges and the changes in fair value of the contracts are recorded each period in Other, Net in the accompanying Condensed Consolidated Statements of Operations.

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
Our long-term borrowings that were outstanding at March 31, 2013 and December 31, 2012, subject to interest rate risk consist of the following:
	March 31, 2013		December 31, 2012
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(In millions)

5.15% Senior Notes due 2013	$—	$—	$294	$296
4.95% Senior Notes due 2013	250	255	250	258
5.50% Senior Notes due 2016	354	382	354	380
6.35% Senior Notes due 2017	612	695	613	690
6.00% Senior Notes due 2018	497	579	497	570
9.625% Senior Notes due 2019	1,024	1,301	1,025	1,307
5.125% Senior Notes due 2020	797	865	797	875
4.50% Senior Notes due 2022	747	768	747	794
6.50% Senior Notes due 2036	595	644	595	645
6.80% Senior Notes due 2037	298	334	298	339
7.00% Senior Notes due 2038	497	556	497	564
9.875% Senior Notes due 2039	247	357	247	370
6.75% Senior Notes due 2040	596	669	596	680
5.95% Senior Notes due 2042	545	568	545	600

We have various other long-term debt instruments of $266 million at March 31, 2013, but believe the impact of changes in interest rates in the near term will not be material to these instruments.  The carrying value of our short-term borrowings of $1.6 billion at March 31, 2013 approximates their fair value.
As it relates to our variable rate debt, if market interest rates average 1% more for the remainder of 2013 than the rates as of March 31, 2013, interest expense for the remainder of 2013 would increase approximately $16 million.  This amount was determined by calculating the effect of the hypothetical interest rate on our variable rate debt.  For purposes of this sensitivity analysis, we assumed no changes in our capital structure.
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

ITEM 4.  CONTROLS AND PROCEDURES

Income Tax Material Weakness

As disclosed in our Annual Report on Form 10-K for the year ended December 31, 2012 and Form 10-K/A for the years ended December 31, 2011 and 2010, we previously identified a material weakness in our internal controls over the accounting for income taxes relating to current taxes payable, deferred tax assets and liabilities, reserves for uncertain tax positions and current and deferred tax expense.  This material weakness resulted in the restatement of our consolidated financial statements included in our Annual Reports on Form 10-K for both 2011 and 2010.  As further disclosed, we took steps during 2011 and 2012 to remediate this material weakness, including:

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
In connection with the preparation of our 2012 first and second quarter financial statements and our on-going income tax remediation activities, we identified additional income tax errors related to prior years.  Due to the continued accumulation of these errors, the Audit Committee of our Board of Directors concluded, on July 24, 2012, that investors should no longer rely upon our previously issued financial statements. Management determined that we would delay filing restated financial statements until significant procedures and reviews of our accounting for income taxes were performed. During the third and fourth quarters of 2012, we performed additional procedures to restate our previously issued consolidated financial statements and ensure they have been prepared in accordance with generally accepted accounting principles.  These procedures included the validation of all our income tax accounts and focused on reconciliations of our current taxes payable and deferred tax balances with the tax bases of assets and liabilities in all jurisdictions, expanded review of uncertain tax positions in all jurisdictions with an additional focus on transfer pricing activities and a further review of our accounting for withholding taxes. To ensure the propriety and completeness of our accounting for uncertain tax positions, we performed (1) a validation of all previously identified uncertain tax positions and related measurement amounts and (2) a completeness assessment from several processes, including surveys completed by in-country and regional tax and accounting personnel, review of the status and pending issues in open tax audits, and consideration of findings from all other validation and completeness procedures performed in connection with the restatement.  As a result of these additional procedures, we identified additional errors across multiple jurisdictions that resulted in further restatement in amended reports filed with the SEC on December 17, 2012, of our previously reported financial statements for the years ended December 31, 2011, 2010 and 2009 and our condensed consolidated financial statements for the first quarter of 2012 and each quarter within 2011 and 2010.

Throughout 2012, we continued to strengthen our tax department personnel and internal control structure, including the hiring of a new Vice President, Tax in July 2012, and the addition of more than 25 highly qualified tax professionals in both our corporate and regional structures.  Our efforts to remediate the material weakness included enhanced reviews and validation of potential uncertain tax positions reported by internal personnel, additional training and communication of potential tax exposures, enhanced procedures related to tax returns filed during 2012 to identify differences in amounts accrued, enhancements to the quarterly tax provision process and implementation of technology solutions to eliminate manual processes.  We believe that significant improvements to the processes and controls have been achieved during 2012, but these processes are not yet sufficiently mature to remediate the material weakness at the end of 2012. For example, although the Company has hired approximately 35 qualified tax professionals in both our corporate and regional structures in the since July 1, 2012 and through March 31, 2013 and we believe the quality of the staff has significantly improved, the tax department was undergoing significant transition throughout 2012 and into the year-end close process.  There has not been sufficient time for new employees, who make up a significant portion of our tax resources, to develop an in-depth context and a mature understanding of our complex structure and seasoning with new controls and processes.  Also, in certain cases, the Company continues to use third-party tax advisors and consultants in roles that will eventually be filled by company employees.   In an effort to remediate the material weakness, the Company plans to continue the implementation of its remediation plan by undertaking the following during 2013:

•
On-going evaluation and continued enhancement of tax department personnel and organizational structure including the continued use of third-party tax advisors and consultants to both assist with enhancing internal controls over financial reporting and to augment our existing tax staff  until new appropriately qualified employees are hired and trained.  From July 1, 2012 through March 31, 2013, we have hired approximately 35 qualified tax professionals;

•	On-going evaluation of our tax accounting processes and controls to ensure that they are appropriate for our organization and to make enhancements when appropriate to improve effectiveness;
•	Timely preparation of tax basis balance sheets and reconciliations of the tax accounts to enable more timely detection of potential errors;

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
Changes in Internal Control Over Financial Reporting

Our management, including the CEO and CFO, identified no change in our internal control over financial reporting that occurred during our fiscal quarter ended March 31, 2013, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting other than the changes resulting from the income tax remediation activities described above.

PART II.  OTHER INFORMATION
ITEM 1.  LEGAL PROCEEDINGS

See Note 14 to our condensed consolidated financial statements included elsewhere in this report.

ITEM 1A.  RISK FACTORS

There have been no material changes during the quarter ended March 31, 2013 to the risk factors set forth in Part I, Item 1A in our Annual Report on Form 10-K for the year ended December 31, 2012, filed with the SEC on March 4, 2013.

ITEM 2.  UNREGISTERED SALES OF EQUITY IN SECURITIES AND USE OF PROCEEDS

Under our restricted share plan, employees may elect to have us withhold registered shares to satisfy minimum statutory federal, state and local tax withholding obligations arising on the vesting of restricted stock awards and exercise of options.  When we withhold these shares, we are required to remit to the appropriate taxing authorities the market price of the shares withheld, which could be deemed a purchase of shares by us on the date of withholding.  During the quarter ended March 31, 2013, we withheld shares to satisfy these tax withholding obligations as follows:

Period	No. of Shares	Average Price

January 1 – January 31, 2013	169,565	$11.33
February 1 – February 28, 2013	118,315	13.46
March 1 – March 31, 2013	51,283	11.53

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4.  MINE SAFETY DISCLOSURES
None.
ITEM 5.  OTHER INFORMATION
None.

ITEM 6.  EXHIBITS
Exhibit Number	Description

*4.1
Seventh Supplemental Indenture dated as of March 31, 2013, among Weatherford International Ltd., Weatherford International, Inc., Weatherford International Ltd., and Deutsche Bank Trust Company Americas, to the indenture dated as of October 1, 2003.

*4.2
Fourth Supplemental Indenture dated as of March 31, 2013, among Weatherford International, Inc., Weatherford International Ltd., Weatherford International Ltd., and Deutsche Bank Trust Company Americas to the indenture dated as of June 18, 2007.

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

**101
The following materials from Weatherford International Ltd.'s Quarterly Report on Form 10-Q for the quarter ended March 31, 2013, formatted in XBRL (Extensible Business Reporting Language): (1) the unaudited Condensed Consolidated Balance Sheets, (2) the unaudited Condensed Consolidated Statements of Operations, (3) the unaudited Condensed Consolidated Statements of Cash Flows, (4) the unaudited Condensed Consolidated Statements of Comprehensive Income and (5) related notes to the unaudited Condensed Consolidated Financial Statements.

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

Date:  May 3, 2013