Form 10-Q/A
period 2013-03-31
Weatherford International Ltd./Switzerland
filed 2013-05-03
CIK 1453090

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

Explanatory Note

We filed our Form 10-Q for the period ended March 31, 2013 earlier today.  Due to a technical error, the Extensible Business Reporting Language (XBRL) data associated with that filing was omitted.  We are filing this amendment to include the required XBRL data as Exhibit 101.

ITEM 6.  EXHIBITS
Exhibit Number	Description

4.1
Seventh Supplemental Indenture dated as of March 31, 2013, among Weatherford International Ltd., Weatherford International, Inc., Weatherford International Ltd., and Deutsche Bank Trust Company Americas, to the indenture dated as of October 1, 2003.

4.2
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

**101
The following materials from Weatherford International Ltd.'s Quarterly Report on Form 10-Q/A for the quarter ended March 31, 2013, formatted in XBRL (Extensible Business Reporting Language): (1) the unaudited Condensed Consolidated Balance Sheets, (2) the unaudited Condensed Consolidated Statements of Operations, (3) the unaudited Condensed Consolidated Statements of Cash Flows, (4) the unaudited Condensed Consolidated Statements of Comprehensive Income and (5) related notes to the unaudited Condensed Consolidated Financial Statements.

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
3