Form 10-Q
period 2013-06-30
Weatherford International Ltd./Switzerland
filed 2013-07-31
CIK 1453090

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☑              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2013

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

Yes ☐                                No  ☑

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

As of July 26, 2013, there were 767,710,942 shares of Weatherford shares, 1.16 Swiss francs par value per share, outstanding.

TABLE OF CONTENTS	Page

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS	2
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPEATIONS	26
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK	38
ITEM 4. CONTROLS AND PROCEDURES	40

PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS	42
ITEM 1A. RISK FACTORS	42
ITEM 2. UNREGISTERED SALES OF EQUITY IN SECURITIES AND USE OF PROCEEDS	42
ITEM 6. EXHIBITS	43
SIGNATURES	44

EX-10.1
EX-31.1
EX-31.2
EX-32.1
EX-32.2
EX-101 INSTANCE DOCUMENT
EX-101 SCHEMA DOCUMENT
EX-101 CALCULATION LINKBASE DOCUMENT
EX-101 LABLES LINKBASE DOCUMENT
EX-101 PRESENTATION LINKBASE DOCUMENT
EX-101 DEFINITION LINKBASE DOCUMENT

PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

WEATHERFORD INTERNATIONAL LTD. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In millions, except par value)

	June 30, 2013	December 31, 2012
	(Unaudited)
Current Assets:
Cash and Cash Equivalents	$295	$300
Accounts Receivable, Net of Allowance for Uncollectible Accounts of $87 and $84	3,837	3,885
Inventories, Net	3,637	3,675
Current Deferred Tax Assets	360	376
Other Current Assets	819	793
Total Current Assets	8,948	9,029

Property, Plant and Equipment, Net of Accumulated Depreciation of $6,405 and $6,030	8,333	8,299
Goodwill	3,714	3,871
Other Intangible Assets, Net of Accumulated Amortization of $699 and $658	688	766
Equity Investments	671	646
Other Non-current Assets	278	184
Total Assets	$22,632	$22,795

Current Liabilities:
Short-term Borrowings and Current Portion of Long-term Debt	$2,148	$1,585
Accounts Payable	2,144	2,108
Other Current Liabilities	1,658	2,017
Total Current Liabilities	5,950	5,710

Long-term Debt	7,087	7,049
Other Non-current Liabilities	1,156	1,218
Total Liabilities	14,193	13,977

Shareholders' Equity:
Shares, CHF 1.16 Par Value: Authorized 840, Conditionally Authorized 372, Issued 840 at June 30, 2013 and December 31, 2012	775	775
Capital in Excess of Par Value	4,608	4,674
Treasury Shares, at Cost	(83)	(182)
Retained Earnings	3,260	3,356
Accumulated Other Comprehensive Income	(159)	163
Weatherford Shareholders' Equity	8,401	8,786
Noncontrolling Interests	38	32
Total Shareholders' Equity	8,439	8,818
Total Liabilities and Shareholders' Equity	$22,632	$22,795

The accompanying notes are an integral part of these condensed consolidated financial statements.

WEATHERFORD INTERNATIONAL LTD. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)
(In millions, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012

Revenues:
Products	$1,509	$1,510	$2,977	$2,922
Services	2,359	2,237	4,728	4,416
	3,868	3,747	7,705	7,338

Costs and Expenses:
Cost of Products	1,069	1,153	2,214	2,206
Cost of Services	2,057	1,818	3,918	3,465
Research and Development	71	64	138	126
Selling, General and Administrative Attributable to Segments	392	408	807	780
Corporate, General and Administrative	73	71	149	158
Goodwill and Equity Investment Impairment	—	793	—	793
US Government Investigation Loss Contingency	153	100	153	100
Gain on Sale of Business	(2)	(28)	(8)	(28)
	3,813	4,379	7,371	7,600

Operating Income (Loss)	55	(632)	334	(262)

Interest Expense, Net	(128)	(121)	(259)	(233)
Devaluation of Venezuelan Bolivar	—	—	(100)	—
Other, Net	(18)	(27)	(31)	(45)

Loss Before Income Taxes	(91)	(780)	(56)	(540)
Provision for Income Taxes	(20)	(63)	(25)	(173)
Net Loss	(111)	(843)	(81)	(713)

Net Income Attributable to Noncontrolling Interests	(7)	(6)	(15)	(13)
Net Loss Attributable to Weatherford	$(118)	$(849)	$(96)	$(726)

Loss Per Share Attributable to Weatherford:
Basic	$(0.15)	$(1.11)	$(0.12)	$(0.95)
Diluted	$(0.15)	$(1.11)	$(0.12)	$(0.95)

Weighted Average Shares Outstanding:
Basic	770	765	770	763
Diluted	770	765	770	763

The accompanying notes are an integral part of these condensed consolidated financial statements.

WEATHERFORD INTERNATIONAL LTD. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(UNAUDITED)
(In millions)

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012

Net Loss	$(111)	$(843)	$(81)	$(713)
Other Comprehensive Loss:
Foreign Currency Translation	(173)	(316)	(323)	(133)
Defined Benefit Pension Activity	—	—	1	1
Other Comprehensive Loss	(173)	(316)	(322)	(132)
Comprehensive Loss	(284)	(1,159)	(403)	(845)
Comprehensive Income Attributable to Noncontrolling Interests	(7)	(6)	(15)	(13)
Comprehensive Loss Attributable to Weatherford	$(291)	$(1,165)	$(418)	$(858)

The accompanying notes are an integral part of these condensed consolidated financial statements.

WEATHERFORD INTERNATIONAL LTD. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(In millions)

	Six Months Ended June 30,
	2013	2012

Cash Flows from Operating Activities:
Net Loss	$(81)	$(713)
Adjustments to Reconcile Net Loss to Net Cash Provided by Operating Activities:
Goodwill and Equity Investment Impairment	—	793
Depreciation and Amortization	687	610
Employee Share-Based Compensation Expense	27	37
Deferred Income Tax Provision (Benefit)	(93)	40
Devaluation of Venezuelan Bolivar	100	—
Loss (Gain) on Sale of Assets and Businesses	1	(19)
Other, Net	(27)	44
Change in Operating Assets and Liabilities, Net of Effect of Businesses Acquired:
Accounts Receivable	(50)	(380)
Inventories	48	(374)
Billings in Excess of Costs and Estimated Earnings	(159)	63
Other Current Assets	7	(206)
Accounts Payable	122	63
Other Current Liabilities	(205)	264
Other	(136)	63
Net Cash Provided by Operating Activities	241	285

Cash Flows from Investing Activities:
Capital Expenditures for Property, Plant and Equipment	(846)	(1,098)
Acquisitions of Businesses, Net of Cash Acquired	(7)	(156)
Acquisition of Intellectual Property	(3)	(6)
Acquisition of Equity Investments in Unconsolidated Affiliates	—	(8)
Proceeds from Sale of Assets and Businesses, Net	66	16
Net Cash Used by Investing Activities	(790)	(1,252)

Cash Flows from Financing Activities:
Borrowings (Repayments) Long-term Debt, Net	(310)	1,013
Borrowings (Repayments) of Short-term Debt, Net	854	(86)
Proceeds from Exercise of Warrants	—	65
Other Financing Activities	4	(12)
Net Cash Provided by Financing Activities	548	980

Effect of Exchange Rate Changes on Cash and Cash Equivalents, Excluding Devaluation of Venezuelan Bolivar	(4)	(3)

Net (Decrease) Increase in Cash and Cash Equivalents	(5)	10
Cash and Cash Equivalents at Beginning of Period	300	371
Cash and Cash Equivalents at End of Period	$295	$381

Supplemental Cash Flow Information:
Interest Paid	264	224
Income Taxes Paid, Net of Refunds	257	244

The accompanying notes are an integral part of these condensed consolidated financial statements.

WEATHERFORD INTERNATIONAL LTD. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

1.	General

The accompanying unaudited condensed consolidated financial statements of Weatherford International Ltd.  (the "Company") are prepared in accordance with U.S. generally accepted accounting principles and include all adjustments of a normal recurring nature which, in the opinion of management, are necessary to present fairly our Condensed Consolidated Balance Sheet at June 30, 2013, Condensed Consolidated Statements of Operations, Condensed Consolidated Statements of Comprehensive Income and Condensed Consolidated Statements of Cash Flows for the three and six months ended June 30, 2013 and 2012. When referring to "Weatherford" and using phrases such as "we", "us", and "our", the intent is to refer to Weatherford International Ltd., a Swiss joint-stock company, and its subsidiaries as a whole or on a regional basis, depending on the context in which the statements are made.

Although we believe the disclosures in these financial statements are adequate to make the interim information presented not misleading, certain information relating to our organization and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles have been condensed or omitted in this Form 10-Q pursuant to U.S. Securities and Exchange Commission ("SEC") rules and regulations.  These financial statements should be read in conjunction with the audited consolidated financial statements for the year ended December 31, 2012 included in our Annual Report on Form 10-K.  The results of operations for the three and six months ended June 30, 2013 are not necessarily indicative of the results expected for the year ending December 31, 2013.

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

We have acquired businesses we feel are important to our long-term strategy.  Results of operations for acquisitions are included in the accompanying Condensed Consolidated Statements of Operations from the date of acquisition.  The balances included in the Condensed Consolidated Balance Sheets related to recent acquisitions are based on preliminary information and are subject to change when final asset valuations are obtained and potential liabilities have been evaluated.  The purchase price is allocated to the net assets acquired based upon their estimated fair values at the date of acquisition.  During the six months ended June 30, 2013, we acquired businesses and equity investments for cash consideration of $7 million, net of cash acquired.

During the six months ended June 30, 2013, we completed the sale of our industrial screen business for proceeds totaling $135 million.  Proceeds consisted of $100 million in cash and a $35 million receivable.  Through our industrial screen operations, we delivered screen technologies used in numerous industries and, as a result, the screen business was not closely aligned with our goals as a leading provider of equipment and services used in the drilling, evaluation, completion, production and intervention of oil and natural gas wells.  In the three and six months ended June 30, 2013 we recognized gains of $2 million and $8 million resulting from the industrial screen transactions.  The major classes of assets sold in these transactions included $54 million in Cash, $36 million of Accounts Receivable, $37 million of Inventory, $92 million of other assets primarily comprised of Property, Plant and Equipment, Other Intangible Assets and Goodwill.  Liabilities of $69 million were also transferred in the sale, of which $60 million were Current Liabilities.

WEATHERFORD INTERNATIONAL LTD. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

In 2012, we acquired a company that designs and produces well completion tools.  As part of the purchase consideration, we entered into a contingent consideration arrangement valued at approximately $10 million at June 30, 2013 that will be settled in early 2015.  This contingent consideration arrangement is dependent on the acquired company's 2014 results of operations.  This obligation will be marked to market through current earnings in each reporting period prior to settlement and the liability is valued using a Monte Carlo simulation and Level 3 inputs.

3.	Accounts Receivable Factoring

In 2010, we entered into a factoring program to sell certain accounts receivable in Mexico to third party financial institutions.  In the six months ended June 30, 2013, we sold approximately $83 million under the program, received cash totaling $80 million and recognized a loss of approximately $1 million on these sales. In the six months ended June 30, 2012, we sold approximately $51 million under the program, initially received cash totaling $47 million and ultimately collected amounts that resulted in a loss of less than $1 million on these sales.  These sales occurred in the first quarter of 2013 and 2012 and no factoring occurred in the second quarter periods.  In each of the years since 2010, our factoring transactions qualified for sale accounting under the accounting standards and proceeds are included in operating cash flows in our Condensed Consolidated Statements of Cash Flows.

4.     Inventories

The components of inventory were as follows:

	June 30, 2013	December 31, 2012
	(In millions)

Raw materials, components and supplies	$452	$461
Work in process	147	166
Finished goods	3,038	3,048
	$3,637	$3,675

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

WEATHERFORD INTERNATIONAL LTD. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The fair value of all our reporting units was in excess of their carrying value as of our October 1, 2012 annual impairment test. The fair value of our Latin America reporting unit was closest to its carrying value and was 16% in excess of its carrying value at October 1, 2012.

The changes in the carrying amount of goodwill by segment for the six months ended June 30, 2013, were as follows:

	North America	MENA/ Asia Pacific	Europe/ SSA/ Russia	Latin America	Total
		(In millions)

Balance at December 31, 2012	$2,336	$226	$955	$354	$3,871
Acquisitions	—	—	2	—	2
Disposals	(23)	(4)	(13)	(1)	(41)
Purchase price and other adjustments	—	—	—	2	2
Foreign currency translation	(59)	(7)	(49)	(5)	(120)
Balance at June 30, 2013	$2,254	$215	$895	$350	$3,714

6.       Short-term Borrowings and Current Portion of Long-term Debt
The components of short-term borrowings were as follows:

	June 30, 2013	December 31, 2012
	(In millions)

Commercial paper	$840	$888
Revolving credit facility	525	—
364-day term loan facility	300	—
Other short-term bank loans	167	109
Total short-term borrowings	1,832	997
Current portion of long-term debt	316	588
Short-term borrowings and current portion of long-term debt	$2,148	$1,585

We maintain a $2.25 billion unsecured, revolving credit agreement (the "Credit Agreement") with JPMorgan Chase Bank, N.A., as administrative agent.  The Credit Agreement has a scheduled maturity date of July 13, 2016, and can be used for a combination of borrowings, support for our commercial paper program and issuances of letters of credit.  This agreement requires us to maintain a debt-to-capitalization ratio of less than 60%.  We are in compliance with this covenant at June 30, 2013. At June 30, 2013, our borrowings under our commercial paper program had a weighted average interest rate of 1.04% and there were $121 million in outstanding letters of credit under the Credit Agreement.

On May 1, 2013, we entered into a $300 million, 364-day, term loan facility with a syndicate of banks.  The facility was fully drawn on May 1, 2013 and will mature on April 30, 2014.  The terms and conditions of the facility are substantially similar to our $2.25 billion revolving credit agreement.  The facility is used for general corporate purposes, including the repayment of other credit facility borrowings and the reduction of outstanding commercial paper.

WEATHERFORD INTERNATIONAL LTD. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

We also have short-term borrowings with various domestic and international institutions pursuant to uncommitted facilities.  At June 30, 2013, we had $167 million in short-term borrowings under these arrangements with a weighted average interest rate of 5.05%.  In addition, we had $524 million of letters of credit under various uncommitted facilities and $265 million of performance bonds issued by financial sureties against an indemnification from us at June 30, 2013.

The carrying value of our short-term borrowings approximates their fair value as of June 30, 2013.  The current portion of long-term debt at June 30, 2013 includes $250 million of 4.95% Senior Notes due October 2013 and other debt maturing in 2013 totaling $66 million.

7.	Fair Value of Financial Instruments

Financial Instruments Measured and Recognized at Fair Value

We estimate fair value at a price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants in the principal market for the asset or liability.  Our valuation techniques require inputs that we categorize using a three level hierarchy, from highest to lowest level of observable inputs.  Level 1 inputs are unadjusted quoted prices in active markets for identical assets or liabilities. Level 2 inputs are quoted prices or other market data for similar assets and liabilities in active markets, or inputs that are observable for the asset or liability, either directly or indirectly through market corroboration, for substantially the full term of the financial instrument. Level 3 inputs are unobservable inputs based upon our own judgment and assumptions used to measure assets and liabilities at fair value. Classification of a financial asset or liability within the hierarchy is determined based on the lowest level of input that is significant to the fair value measurement.  Other than the contingent consideration discussed in Note 2 and  our derivative instruments discussed in Note 8, we had no assets or liabilities measured and recognized at fair value on a recurring basis at June 30, 2013 and December 31, 2012.

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

The fair value and carrying value of our Senior Notes were as follows:

	June 30, 2013	December 31, 2012
	(In millions)

Fair value	$7,619	$8,368
Carrying value	7,058	7,355

8.	Derivative Instruments

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

WEATHERFORD INTERNATIONAL LTD. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Fair Value Hedges

We may use interest rate swaps to help mitigate exposures related to changes in the fair values of our debt.  Amounts paid or received upon termination of interest rate swaps accounted for as fair value hedges represent the fair value of the agreements at the time of termination and are recorded as an adjustment to the carrying value of the related debt.  These amounts are amortized as a reduction, in the case of gains, or as an increase, in the case of losses, of interest expense over the remaining term of the debt. As of June 30, 2013, we had net unamortized gains of $47 million associated with interest rate swap terminations.  These gains are being amortized over the remaining term of the originally hedged debt as a reduction in interest expense.

Cash Flow Hedges

We entered into interest rate derivative instruments to hedge projected exposures to interest rates in anticipation of a debt offering in 2008.  Those hedges were terminated at the time of the issuance of the debt, and the loss on these hedges is being amortized from Accumulated Other Comprehensive Income (Loss) into interest expense over the remaining term of the debt.  As of June 30, 2013, we had net unamortized losses of $11 million associated with our cash flow hedge terminations.

Other Derivative Instruments

As of June 30, 2013, we had foreign currency forward contracts with notional amounts aggregating to $934 million. These contracts were entered into to hedge exposure to currency fluctuations in various foreign currencies.  The total estimated fair value of these contracts, and amounts receivable or owed associated with closed contracts, resulted in a net asset of approximately $26 million.  These derivative instruments were not designated as hedges and the changes in fair value of the contracts are recorded each period in Other, Net in the accompanying Condensed Consolidated Statements of Operations.

We have cross-currency swaps between the U.S. dollar and Canadian dollar to hedge certain exposures to the Canadian dollar.  At June 30, 2013, we had notional amounts outstanding of $168 million.  The total estimated fair value of these contracts at June 30, 2013, resulted in a liability of $23 million. These derivative instruments were not designated as hedges and the changes in fair value of the contracts are recorded each period in Other, Net in the accompanying Condensed Consolidated Statements of Operations.

The fair values of outstanding derivative instruments are summarized as follows:

	June 30, 2013	December 31, 2012	Classifications
	(In millions)

Derivative assets not designated as hedges:
Foreign currency forward contracts	$37	$5	Other Current Assets

Derivative liabilities not designated as hedges:
Foreign currency forward contracts	(11)	(20)	Other Current Liabilities
Cross-currency swap contracts	(23)	(34)	Other Liabilities

9.	Income Tax

For the three and six months ended June 30, 2013, we had a tax provision of $20 million and $25 million on pre-tax losses of $91 million and $56 million.  Our effective tax rate for the three and six months ended June 30, 2013 is (22)% and (44)% respectively.  Our loss before taxes for the three and six months ended June 30, 2013 includes $153 million charge for the potential settlement of the oil-for-food and Foreign Corrupt Practices Act matters with no tax benefit.  Our tax provision for the three months ended June 30, 2013 includes one-time tax benefits mostly due to tax restructuring benefits, decreases in reserves for uncertain tax positions due to statute of limitation expiration and audit settlements, and return to accrual adjustments, which decreased our effective tax rate for the period. Our provision for the six months ended June 30, 2013, in addition to items above, also includes one-time tax benefits due to the devaluation of the Venezuelan bolivar, and enactment of the American Taxpayer Relief Act, which decreased our effective tax rate for the period.

For the three and six months ended June 30, 2012, we had a tax provision of $63 million and $173 million on pre-tax losses of $780 million and $540 million. Our effective tax rate for the three and six months ended June 30, 2012 was (8)% and (32)% respectively.  Our loss before taxes for the three and six months ended June 30, 2012, includes a $589 million charge for the impairment of goodwill, substantially all of which was non-deductible.

WEATHERFORD INTERNATIONAL LTD. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

We anticipate a possible reduction in the balance of uncertain tax positions between $25 million to $50 million in the next twelve months due to expiration of statutes of limitations, settlements and/or conclusions of tax examinations.

10.	Shareholders' Equity

The following summarizes our shareholders' equity activity for the six months ended June 30, 2013 and 2012:

	Issued Shares	Capital In Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Shares	Noncontrolling Interests	Total Shareholders' Equity
			(In millions)

Balance at December 31, 2011	$769	$4,675	$4,134	$80	$(334)	$21	$9,345
Net Income (Loss)	—	—	(726)	—	—	13	(713)
Other Comprehensive Loss	—	—	—	(132)	—	—	(132)
Dividends Paid to Noncontrolling Interests	—	—	—	—	—	(11)	(11)
Shares Issued for Acquisitions	—	(27)	—	—	66	—	39
Equity Awards Granted, Vested and Exercised	—	(20)	—	—	39	—	19
Other	6	58	—	—	—	—	64
Balance at June 30, 2012	$775	$4,686	$3,408	$(52)	$(229)	$23	$8,611

Balance at December 31, 2012	$775	$4,674	$3,356	$163	$(182)	$32	$8,818
Net Income (Loss)	—	—	(96)	—	—	15	(81)
Other Comprehensive Loss	—	—	—	(322)	—	—	(322)
Dividends Paid to Noncontrolling Interests	—	—	—	—	—	(13)	(13)
Equity Awards Granted, Vested and Exercised	—	(63)	—	—	99	—	36
Other	—	(3)	—	—	—	4	1
Balance at June 30, 2013	$775	$4,608	$3,260	$(159)	$(83)	$38	$8,439

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

WEATHERFORD INTERNATIONAL LTD. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The following table presents the changes in our accumulated other comprehensive income by component for the six months ended June 30, 2013 and 2012:

	Currency Translation Adjustment	Defined Benefit Pension	Deferred Loss on Derivatives	Total
		(In millions)

Balance at December 31, 2011	$127	$(36)	$(11)	$80

Other comprehensive income before reclassifications	(133)	—	—	(133)
Reclassifications	—	1	—	1
Net activity	(133)	1	—	(132)

Balance at June 30, 2012	$(6)	$(35)	$(11)	$(52)

Balance at December 31, 2012	213	(40)	(10)	163

Other comprehensive loss before reclassifications	(286)	—	—	(286)
Reclassifications	(37)	1	—	(36)
Net activity	(323)	1	—	(322)

Balance at June 30, 2013	$(110)	$(39)	$(10)	$(159)

The reclassification from the Currency Translation Adjustment component of Other Comprehensive Income includes $30 million from the sale of our industrial screen business.  This amount was recognized in the Gain on Sale of Business line in our Condensed Consolidated Statement of Operations in the six months ended June 30, 2013.

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

The following reconciles basic and diluted weighted average of shares outstanding:

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
	(In millions)

Basic weighted average shares outstanding	770	765	770	763
Dilutive effect of:
Stock options, restricted shares and performance units	—	—	—	—
Diluted weighted average shares outstanding	770	765	770	763

WEATHERFORD INTERNATIONAL LTD. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Our diluted weighted average shares outstanding for the three and six months ended June 30, 2013 and 2012, exclude potential shares that are anti-dilutive, such as options where the exercise price exceeds the current market price of our stock.  In addition, diluted weighted average shares outstanding for the three and six months ended June 30, 2013 and 2012, exclude potential shares for stock options, restricted shares and performance units outstanding as we have net losses for those periods and their inclusion would be anti-dilutive.

The following table discloses the number of anti-dilutive shares excluded:

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
	(In millions)

Anti-dilutive potential shares	2	3	3	3
Anti-dilutive potential shares due to net loss	6	4	4	4

12.   Share-Based Compensation

We recognized the following employee share-based compensation expense during the three and six months ended June 30, 2013 and 2012:

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
	(In millions)

Share-based compensation	$16	$15	$27	$37
Related tax benefit	6	5	10	13

During the six months ended June 30, 2013, we issued 1.9 million performance units, which will vest with continued employment and if the Company meets certain market-based performance goals. The performance units have a weighted average grant date fair value of $10.81 per share based on the Monte Carlo simulation method.  As of June 30, 2013, there was $28 million of unrecognized compensation expense related to our performance units.  This cost is expected to be recognized over a weighted average period of two years.

During the six months ended June 30, 2013, we also granted 3.8 million restricted share awards at a weighted average grant date fair value of $12.99 per share.  As of June 30, 2013, there was $82 million of unrecognized compensation related to our unvested restricted share grants. This cost is expected to be recognized over a weighted average period of two years.

WEATHERFORD INTERNATIONAL LTD. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

13.	Segment Information

Financial information by segment is summarized below.  Revenues are attributable to countries based on the ultimate destination of the sale of products or performance of services.

	Three Months Ended June 30, 2013
	Net Operating Revenues	Income from Operations	Depreciation and Amortization
	(In millions)

North America	$1,529	$167	$102
MENA/Asia Pacific	919	45	98
Europe/SSA/Russia	681	83	68
Latin America	739	90	68
	3,868	385	336
Corporate and Research and Development	—	(120)	5
US Government Investigation Loss Contingency	—	(153)	—
Other (a)	—	(57)	—
Total	$3,868	$55	$341

	Three Months Ended June 30, 2012
	Net Operating Revenues	Income from Operations (c)	Depreciation and Amortization
	(In millions)

North America	$1,663	$226	$101
MENA/Asia Pacific	649	(38)	85
Europe/SSA/Russia	653	102	60
Latin America	782	90	59
	3,747	380	305
Corporate and Research and Development	—	(113)	6
Goodwill and Equity Investment Impairment	—	(793)	—
US Government Investigation Loss Contingency	—	(100)	—
Other (b)	—	(6)	—
Total	$3,747	$(632)	$311

a)
The three months ended June 30, 2013 includes a $2 million gain related to the sale of our industrial screen business, income tax restatement and material weakness remediation expenses of $6 million and severance, exit and other charges of $53 million, including $36 million in severance and $12 million in legal and professional fees incurred in conjunction with our on-going investigations.

b)
The three months ended June 30, 2012 includes $23 million for severance and exit costs, income tax restatement and remediation expenses of $11 million and an offsetting gain of $28 million related to the sale of our subsea controls business.

c)
During the three months ended June 30, 2012, we recognized a charge for excess and obsolete inventory of $64 million attributable to each reporting segment as follows: $22 million for North America, $14 million for MENA/Asia Pacific, $20 million for Europe/SSA/Russia and $8 million for Latin America.

WEATHERFORD INTERNATIONAL LTD. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

	Six Months Ended June 30, 2013
	Net Operating Revenues	Income From Operations	Depreciation and Amortization
	(In millions)

North America	$3,221	$391	$210
MENA/Asia Pacific	1,704	87	191
Europe/SSA/Russia	1,314	148	139
Latin America	1,466	188	136
	7,705	814	676
Corporate and Research and Development	—	(235)	11
US Government Investigation Loss Contingency	—	(153)	—
Other (a)	—	(92)	—
Total	$7,705	$334	$687

	Six Months Ended June 30, 2012
	Net Operating Revenues	Income From Operations (c)	Depreciation and Amortization
	(In millions)

North America	$3,417	$584	$196
MENA/Asia Pacific	1,244	(16)	168
Europe/SSA/Russia	1,224	168	121
Latin America	1,453	173	114
	7,338	909	599
Corporate and Research and Development	—	(225)	11
Goodwill and Equity Investment Impairment	—	(793)	—
US Government Investigation Loss Contingency	—	(100)	—
Other (b)	—	(53)	—
Total	$7,338	$(262)	$610

a)
The six months ended June 30, 2013 includes a $8 million gain related to the sale of our industrial screen business, income tax restatement and material weakness remediation expenses of $27 million and severance, exit and other charges of $73 million, including $44 million of severance and $16 million in legal and professional fees incurred in conjunction with our on-going investigations.

b)
The six months ended June 30, 2012 includes $53 million for severance, exit and other costs, $3 million in legal and professional fees incurred in connection with our on-going investigations, income tax restatement and material weakness remediation expenses of $25 million and an offsetting gain of $28 million related to the sale of our subsea controls business.

c)
During the six months ended June 30, 2012, we recognized a charge for excess and obsolete inventory of $64 million attributable to each reporting segment as follows: $22 million for North America, $14 million for MENA/Asia Pacific, $20 million for Europe/SSA/Russia and $8 million for Latin America.

During the second quarter of 2013, we included $40 million in claim revenue in our total revenue estimate on a percentage-of-completion contract.  Of this claim revenue, $19 million was recognized during the current quarter based on the estimated percentage completed. This claim was recognized by our MENA/Asia Pacific segment upon identifying certain costs that we are legally entitled to recover from a customer under the terms of the contract.

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

Effective March 31, 2008, we substantially completed our winding down of business in these countries and conducted further withdrawal activities, pursuant to the licenses issued by OFAC, which have now ceased. Certain of our subsidiaries continue to conduct business in countries such as Myanmar which was subject to more limited U.S. trading sanctions until 2012.

We have been in negotiations with the government agencies to resolve the investigation into alleged violations of the trade sanctions laws for more than two years, and these negotiations have advanced significantly.  During the quarter ended June 30, 2012, the negotiations progressed to a point where we recognized a liability for a loss contingency that we believe is probable and for which a reasonable estimate can be made. The Company estimates that the most likely amount of this loss is $100 million and recognized a loss contingency equal to such amount in the quarter ended June 30, 2012, although the actual amount could be greater or less, and the timing of the payment cannot yet be determined.  However, uncertainties remain and therefore an exposure to loss could be greater or less than the amount accrued, pending the ultimate resolution of the investigation, and we may not ultimately reach a final settlement with the government.  As with any potential resolution, the government may seek to impose modifications to business practices, that decrease our business and modifications to the Company's compliance programs, which may increase compliance costs. There can be no assurance that actual fines or penalties, if any, will not have a material adverse effect on our business, financial condition, liquidity or results of operations.

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

The DOJ and SEC are also investigating our compliance with the Foreign Corrupt Practices Act ("FCPA") and other laws worldwide. We have retained legal counsel, reporting to our Audit Committee, to investigate these matters and we are cooperating fully with the DOJ and SEC.  As part of our internal investigations, we have uncovered potential violations of U.S. law in connection with activities in several jurisdictions.  We have been in frequent negotiations with the government agencies to resolve these matters and these negotiations have advanced significantly.

During the quarter ended June 30, 2013, negotiations related to the oil-for-food and FCPA matters progressed to a point where we recognized a liability for a loss contingency that we believe is probable and for which a reasonable estimate can be made.  Certain significant issues remain unresolved in the negotiations and, if these issues are not resolved to the Company's satisfaction, negotiations may be discontinued and such unresolved issues may ultimately impact our ability to reach a negotiated resolution of the matters.  At this time, the Company estimates that the most likely amount of this loss is $153 million.  However, uncertainties remain, and therefore an exposure to loss may exist in excess of the amount accrued pending the ultimate resolution of the investigations, and/or we may not ultimately reach final settlement of these matters with the government agencies, and/or we may not obtain court approval of any potential settlement agreement reached with the government, which would be required for final resolution.  Any final settlement may contain other features, including: (1) an agreement under which criminal prosecution for the Company would be deferred for three years, but which would be accompanied by a plea agreement imposing a potential criminal conviction on one of the Company's subsidiaries; (2) a requirement to retain, for a period expected to be 18 months, an independent monitor responsible to assess the Company's compliance with the terms of any agreement that may be reached, to be followed by a period of the Company evaluating its own compliance

WEATHERFORD INTERNATIONAL LTD. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

program and making periodic reports to the DOJ and SEC thereon; and (3) a requirement to maintain compliance monitoring and reporting systems meeting certain criteria to be established in the agreement.  The above sentence is not meant to be an exhaustive listing of the non-monetary terms that may be imposed by any potential settlement, and such additional terms may be more or less onerous than those listed above.  The Company recognized a $153 million loss contingency in the quarter ended June 30, 2013 for the potential settlement of the oil-for-food and FCPA matters.

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

The SEC and DOJ are investigating the circumstances surrounding the material weakness in the Company's internal controls over financial reporting for income taxes that was disclosed on Forms 8-K and 12b-25 on March 1, 2011, February 21, 2012 and July 24, 2012, respectively, and the subsequent restatements of our historical financial statements.  In addition, the SIX Sanction Commission has received an application from the SIX (Swiss) Exchange Regulation regarding sanctions for similar internal controls and restatement matters. We are cooperating fully with these investigations.

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

In July 2012, the FASB issued new guidance allowing entities to use a qualitative approach to test indefinite-lived intangible assets for impairment.  The guidance permits an entity to first perform a qualitative assessment to determine whether it is more likely than not that the fair value of an indefinite-lived intangible asset is less than its carrying value. If it is concluded that this is the case, it is necessary to perform the currently prescribed quantitative impairment test by comparing the fair value of the indefinite-lived intangible asset with its carrying value. Otherwise, the quantitative impairment test is not required. This new guidance is effective for fiscal years and interim periods beginning after September 15, 2012.  We did not utilize this option in 2012 or in the first six months of 2013.

In February 2013, the FASB issued new guidance intended to improve the reporting of reclassifications out of accumulated other comprehensive income. The guidance requires an entity to report the effect of significant reclassifications out of accumulated other comprehensive income on the respective line items in net income if the amount being reclassified is required under U.S. GAAP to be reclassified in its entirety to net income. For other amounts that are not required under U.S. GAAP to be reclassified in their entirety from accumulated other comprehensive income to net income in the same reporting period, an entity is required to cross-reference other disclosures required under U.S. GAAP that provide additional detail about those amounts. This guidance is effective for us in our second quarter of 2013.  Please see Note 10 — Shareholders' Equity, which presents the reclassifications out of Accumulated Other Comprehensive Income.

WEATHERFORD INTERNATIONAL LTD. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

16.	Condensed Consolidating Financial Statements

Weatherford International Ltd., a Swiss joint-stock company, is the ultimate parent of the Weatherford group ("Weatherford Switzerland or Parent").  The Parent guarantees certain obligations of Weatherford International Ltd., a Bermuda company ("Weatherford Bermuda") and Weatherford International, LLC., a Delaware limited liability company ("Weatherford Delaware"), noted below.

The following obligations of Weatherford Delaware were guaranteed by Weatherford Bermuda at June 30, 2013 and December 31, 2012: (1) the 6.35% Senior Notes and (2) the 6.80% Senior Notes.

The following obligations of Weatherford Bermuda were guaranteed by Weatherford Delaware at June 30, 2013: (1) the revolving credit facility, (2) the 4.95% Senior Notes, (3) the 5.50% Senior Notes, (4) the 6.50% Senior Notes, (5) the 6.00% Senior Notes, (6) the 7.00% Senior Notes, (7) the 9.625% Senior Notes, (8) the 9.875% Senior Notes, (9) the 5.125% Senior Notes, (10) the 6.75% Senior Notes, (11) the 4.50% Senior Notes and (12) the 5.95% Senior Notes.

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

WEATHERFORD INTERNATIONAL LTD. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Condensed Consolidating Balance Sheet
June 30, 2013
(Unaudited)
(In millions)

	Weatherford Switzerland	Weatherford Bermuda	Weatherford Delaware	Other Subsidiaries	Eliminations	Consolidation

Current Assets:
Cash and Cash Equivalents	$1	$—	$1	$293	$—	$295
Other Current Assets	5	75	275	8,566	(268)	8,653
Total Current Assets	6	75	276	8,859	(268)	8,948

Equity Investments in Affiliates	8,842	9,401	7,909	14,022	(40,174)	—
Shares Held in Parent	—	—	10	73	(83)	—
Intercompany Receivables, Net	—	2,103	—	—	(2,103)	—
Other Non-current Assets	16	43	14	13,611	—	13,684
Total Assets	$8,864	$11,622	$8,209	$36,565	$(42,628)	$22,632

Current Liabilities:
Short-term Borrowings and Current Portion of Long-term Debt	$—	$1,980	$23	$145	$—	$2,148
Accounts Payable and Other Current Liabilities	4	389	—	3,677	(268)	3,802
Total Current Liabilities	4	2,369	23	3,822	(268)	5,950

Long-term Debt	—	5,893	1,006	188	—	7,087
Intercompany Payables, Net	446	—	595	1,063	(2,104)	—
Other Non-current Liabilities	13	77	1	1,065	—	1,156
Total Liabilities	463	8,339	1,625	6,138	(2,372)	14,193

Weatherford Shareholders' Equity	8,401	3,283	6,584	30,389	(40,256)	8,401
Noncontrolling Interests	—	—	—	38	—	38
Total Liabilities and Shareholders' Equity	$8,864	$11,622	$8,209	$36,565	$(42,628)	$22,632

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

WEATHERFORD INTERNATIONAL LTD. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Condensed Consolidating Statements of Comprehensive Income (Loss)
Three Months Ended June 30, 2013
(Unaudited)
(In millions)

	Weatherford Switzerland	Weatherford Bermuda	Weatherford Delaware	Other Subsidiaries	Eliminations	Consolidation

Revenues	$—	$—	$—	$3,868	$—	$3,868
Costs and Expenses	(9)	(132)	(1)	(3,671)	—	(3,813)
Operating Income (Loss)	(9)	(132)	(1)	197	—	55

Other Income (Expense):
Interest Expense, Net	—	(107)	(15)	(6)	—	(128)
Intercompany Charges, Net	(25)	13	(109)	121	—	—
Equity in Subsidiary Income (Loss)	(85)	(17)	114	—	(12)	—
Other, Net	1	24	(1)	(42)	—	(18)
Income (Loss) Before Income Taxes	(118)	(219)	(12)	270	(12)	(91)
Benefit (Provision) for Income Taxes	—	—	45	(65)	—	(20)
Net Income (Loss)	(118)	(219)	33	205	(12)	(111)
Noncontrolling Interests	—	—	—	(7)	—	(7)
Net Income (Loss) Attributable to Weatherford	$(118)	$(219)	$33	$198	$(12)	$(118)
Comprehensive Income (Loss) Attributable to Weatherford	$(291)	$(325)	$(21)	$25	$321	$(291)

Condensed Consolidating Statements of Comprehensive Income
Three Months Ended June 30, 2012
(Unaudited)
(In millions)

	Weatherford Switzerland	Weatherford Bermuda	Weatherford Delaware	Other Subsidiaries	Eliminations	Consolidation

Revenues	$—	$—	$—	$3,747	$—	$3,747
Costs and Expenses	(110)	—	—	(4,269)	—	(4,379)
Operating Income (Loss)	(110)	—	—	(522)	—	(632)

Other Income (Expense):
Interest Expense, Net	—	(101)	(17)	(3)	—	(121)
Intercompany Charges, Net	(27)	7	(52)	72	—	—
Equity in Subsidiary Income (Loss)	(711)	(785)	(447)	—	1,943	—
Other, Net	(1)	55	(1)	(80)	—	(27)
Income (Loss) Before Income Taxes	(849)	(824)	(517)	(533)	1,943	(780)
Benefit (Provision) for Income Taxes	—	—	25	(88)	—	(63)
Net Income (Loss)	(849)	(824)	(492)	(621)	1,943	(843)
Noncontrolling Interests	—	—	—	(6)	—	(6)
Net Income (Loss) Attributable to Weatherford	$(849)	$(824)	$(492)	$(627)	$1,943	$(849)
Comprehensive Income (Loss) Attributable to Weatherford	$(849)	$(824)	$(492)	$(943)	$1,943	$(1,165)

WEATHERFORD INTERNATIONAL LTD. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Condensed Consolidating Statements of Income
Six Months Ended June 30, 2013
(Unaudited)
(In millions)

	Weatherford Switzerland	Weatherford Bermuda	Weatherford Delaware	Other Subsidiaries	Eliminations	Consolidation

Revenues	$—	$—	$—	$7,705	$—	$7,705
Costs and Expenses	(18)	(122)	(1)	(7,230)	—	(7,371)
Operating Income (Loss)	(18)	(122)	(1)	475	—	334

Other Income (Expense):
Interest Expense, Net	—	(218)	(31)	(10)	—	(259)
Intercompany Charges, Net	(25)	13	(79)	91	—	—
Equity in Subsidiary Income (Loss)	(54)	178	231	—	(355)	—
Other, Net	1	10	(1)	(141)	—	(131)
Income (Loss) Before Income Taxes	(96)	(139)	119	415	(355)	(56)
Benefit (Provision) for Income Taxes	—	—	39	(64)	—	(25)
Net Income (Loss)	(96)	(139)	158	351	(355)	(81)
Noncontrolling Interests	—	—	—	(15)	—	(15)
Net Income (Loss) Attributable to Weatherford	$(96)	$(139)	$158	$336	$(355)	$(96)
Comprehensive Income (Loss) Attributable to Weatherford	$(418)	$(396)	$(35)	$14	$417	$(418)

Condensed Consolidating Statements of Income
Six Months Ended June 30, 2012
(Unaudited)
(In millions)

	Weatherford Switzerland	Weatherford Bermuda	Weatherford Delaware	Other Subsidiaries	Eliminations	Consolidation

Revenues	$—	$—	$—	$7,338	$—	$7,338
Costs and Expenses	(126)	(1)	(1)	(7,472)	—	(7,600)
Operating Income (Loss)	(126)	(1)	(1)	(134)	—	(262)

Other Income (Expense):
Interest Expense, Net	—	(190)	(36)	(7)	—	(233)
Intercompany Charges, Net	(27)	15	(27)	39	—	—
Equity in Subsidiary Income (Loss)	(572)	(524)	(193)	—	1,289	—
Other, Net	(1)	20	(1)	(63)	—	(45)
Income (Loss) Before Income Taxes	(726)	(680)	(258)	(165)	1,289	(540)
Benefit (Provision) for Income Taxes	—	—	23	(196)	—	(173)
Net Income (Loss)	(726)	(680)	(235)	(361)	1,289	(713)
Noncontrolling Interests	—	—	—	(13)	—	(13)
Net Income (Loss) Attributable to Weatherford	$(726)	$(680)	$(235)	$(374)	$1,289	$(726)
Comprehensive Income (Loss) Attributable to Weatherford	$(726)	$(680)	$(235)	$(506)	$1,289	$(858)

Condensed Consolidating Statement of Cash Flows
 Six Months Ended June 30, 2013
 (Unaudited)
(In millions)

	Weatherford Switzerland	Weatherford Bermuda	Weatherford Delaware	Other Subsidiaries	Eliminations	Consolidation

Cash Flows from Operating Activities:
Net Income (Loss)	$(96)	$(139)	$158	$351	$(355)	$(81)
Adjustments to Reconcile Net Income (Loss) to Net Cash Provided (Used) by Operating Activities:
Charges from Parent or Subsidiary	25	(13)	79	(91)	—	—
Equity in (Earnings) Loss of Affiliates	54	(178)	(231)	—	355	—
Deferred Income Tax Provision (Benefit)	—	—	(39)	(54)	—	(93)
Other Adjustments	217	696	(223)	(275)	—	415
Net Cash Provided (Used) by Operating Activities	200	366	(256)	(69)	—	241

Cash Flows from Investing Activities:
Capital Expenditures for Property, Plant and Equipment	—	—	—	(846)	—	(846)
Acquisitions of Businesses, Net of Cash Acquired	—	—	—	(7)	—	(7)
Acquisition of Intellectual Property	—	—	—	(3)	—	(3)
Proceeds from Sale of Assets and Businesses, Net	—	—	—	66	—	66
Capital Contribution to Subsidiary	(129)	—	—	—	129	—
Net Cash Provided (Used) by Investing Activities	(129)	—	—	(790)	129	(790)

Cash Flows from Financing Activities:
Borrowings (Repayments) Short-term Debt, Net	—	836	—	18	—	854
Borrowings (Repayments) Long-term Debt, Net	—	(294)	(15)	(1)	—	(310)
Borrowings (Repayments) Between Subsidiaries, Net	(70)	(908)	272	706	—	—
Proceeds from Capital Contribution	—	—	—	129	(129)	—
Other, Net	—	—	—	4	—	4
Net Cash Provided (Used) by Financing Activities	(70)	(366)	257	856	(129)	548

Effect of Exchange Rate Changes on Cash and Cash Equivalents	—	—	—	(4)	—	(4)

Net Increase (Decrease) in Cash and Cash Equivalents	1	—	1	(7)	—	(5)
Cash and Cash Equivalents at Beginning of Period	—	—	—	300	—	300
Cash and Cash Equivalents at End of Period	$1	$—	$1	$293	$—	$295

Condensed Consolidating Statement of Cash Flows
Six Months Ended June 30, 2012
(Unaudited)
(In millions)

	Weatherford Switzerland	Weatherford Bermuda	Weatherford Delaware	Other Subsidiaries	Eliminations	Consolidation

Cash Flows from Operating Activities:
Net Income (Loss)	$(726)	$(680)	$(235)	$(361)	$1,289	$(713)
Adjustments to Reconcile Net Income (Loss) to Net Cash Provided (Used) by Operating Activities:
Charges from Parent or Subsidiary	27	(15)	27	(39)	—	—
Equity in (Earnings) Loss of Affiliates	572	524	193	—	(1,289)	—
Deferred Income Tax Provision (Benefit)	—	—	(31)	71	—	40
Other Adjustments	80	(67)	268	677	—	958
Net Cash Provided (Used) by Operating Activities	(47)	(238)	222	348	—	285

Cash Flows from Investing Activities:
Capital Expenditures for Property, Plant and Equipment	—	—	—	(1,098)	—	(1,098)
Acquisitions of Businesses, Net of Cash Acquired	(29)	—	—	(127)	—	(156)
Acquisition of Intellectual Property	—	—	—	(6)	—	(6)
Acquisition of Equity Investments in Unconsolidated Affiliates	—	—	—	(8)	—	(8)
Proceeds from Sale of Assets and Businesses, Net	—	—	—	16	—	16
Capital Contribution to Subsidiary	29	—	(118)	118	(29)	—
Net Cash Provided (Used) by Investing Activities	—	—	(118)	(1,105)	(29)	(1,252)

Cash Flows from Financing Activities:
Borrowings (Repayments) Short-term Debt, Net	—	(85)	—	(1)	—	(86)
Borrowings (Repayments) Long-term Debt, Net	—	1,295	(10)	(272)	—	1,013
Borrowings (Repayments) Between Subsidiaries, Net	47	(972)	(91)	1,016	—	—
Proceeds from Capital Contribution	—	—	—	(29)	29	—
Other, Net	—	—	—	53	—	53
Net Cash Provided (Used) by Financing Activities	47	238	(101)	767	29	980

Effect of Exchange Rate Changes on Cash and Cash Equivalents	—	—	—	(3)	—	(3)

Net Increase (Decrease) in Cash and Cash Equivalents	—	—	3	7	—	10
Cash and Cash Equivalents at Beginning of Period	—	—	—	371	—	371
Cash and Cash Equivalents at End of Period	$—	$—	$3	$378	$—	$381

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Our Management's Discussion and Analysis of Financial Condition and Results of Operations ("MD&A") begins with an executive level overview, which provides a general description of our company today, a synopsis of industry market trends, insight into management's perspective of the opportunities and challenges we face and our outlook for the remainder of 2013.  Next, we analyze the results of our operations for the three and six months ended June 30, 2013 and 2012, including the trends in our business and review our liquidity and capital resources.  We conclude with a discussion of our critical accounting policies and estimates and a summary of recently issued accounting pronouncements.  The "Company," "we," "us" and "our" refer to Weatherford International Ltd., a Swiss joint-stock corporation and its subsidiaries on a consolidated basis.
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
Overview
General
Our principal business is to provide equipment and services to the oil and natural gas exploration and production industry both on land and offshore, through our product and service line groups, Formation Evaluation and Well Construction and Completion and Production.
-	Formation Evaluation and Well Construction includes Drilling Services, Well Construction, Integrated Drilling, Wireline and Evaluation Services, Drilling Tools and Re-entry and Fishing.
-	Completion and Production includes Artificial Lift Systems, Stimulation and Chemicals, Completion Systems and Pipeline and Specialty Services.
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
	WTI Oil (a)	Henry Hub Gas (b)	North American Rig Count (c)	International Rig Count (c)

June 30, 2013	$96.56	$3.57	1,918	1,306
December 31, 2012	91.82	3.35	2,178	1,260
June 30, 2012	84.96	2.82	2,148	1,230

(a)	Price per barrel of West Texas Intermediate ("WTI") crude oil of the date indicated at Cushing Oklahoma – Source: Thomson Reuters
(b)	Price per MM/BTU as of the date indicated at Henry Hub Louisiana – Source: Thomson Reuters
(c)	Average rig count for the period indicated – Source: Baker Hughes Rig Count

Oil prices increased during the first six months of 2013, ranging from a low of $86.68 per barrel in mid April to a high of $98.44 per barrel in mid June.  Natural gas prices increased during the first six months of 2013 and ranged from a high of $4.41 MM/BTU in mid April to a low of $3.11 MM/BTU in early January.  Factors influencing oil and natural gas prices during the period include hydrocarbon inventory levels, realized and expected economic growth, realized and expected levels of hydrocarbon demand, levels of spare production capacity within the Organization of Petroleum Exporting Countries ("OPEC"), weather and geopolitical uncertainty.
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
The level of improvement in our businesses for the remainder of 2013 will continue to depend heavily on pricing and volume increases, our control of costs and our ability to further penetrate existing markets with our younger technologies, as well as to successfully introduce these technologies to new markets.

We believe that 2013 has been and will continue to be a positive year for both our North American and international operations.  We expect steady improvements in North America with some gains, both top-line and margin. Internationally, forecasts for Latin America show a very strong year and Europe/SSA/Russia and Asia Pacific are all expected to have solid growth and positive margin improvements.  MENA should regain its status as a positive contributor. We expect our artificial lift systems product line to have steady volume growth into 2013.  Pricing increases for artificial lift systems are expected to flatten in North America, but increase in the international markets.

Results of Operations
The following charts contain selected financial data comparing our consolidated and segment results from operations for the three and six months ended June 30, 2013 and 2012:
	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
	(In millions, except per share amounts)
Revenues:
North America	$1,529	$1,663	$3,221	$3,417
MENA/Asia Pacific	919	649	1,704	1,244
Europe/SSA/Russia	681	653	1,314	1,224
Latin America	739	782	1,466	1,453
	3,868	3,747	7,705	7,338

Operating Income:
North America	167	226	391	584
MENA/Asia Pacific	45	(38)	87	(16)
Europe/SSA/Russia	83	102	148	168
Latin America	90	90	188	173
Research and Development	(71)	(64)	(138)	(126)
Corporate Expenses	(49)	(49)	(97)	(99)
Goodwill and Equity Investment Impairment	—	(793)	—	(793)
US Government Investigation Loss Contingency	(153)	(100)	(153)	(100)
Other Items	(57)	(6)	(92)	(53)
	55	(632)	334	(262)

Interest Expense, Net	(128)	(121)	(259)	(233)
Devaluation of Venezuelan Bolivar	—	—	(100)
Other, Net	(18)	(27)	(31)	(45)

Net Loss per Diluted Share	$(0.15)	$(1.11)	$(0.12)	$(0.95)

Depreciation and Amortization	341	311	687	610

Revenues
The following chart contains consolidated revenue percentages by product line for the three and six months ended June 30, 2013 and 2012:

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012

Formation Evaluation and Well Construction	61%	55%	60%	56%
Completion and Production	39%	45%	40%	44%
	100%	100%	100%	100%

Consolidated revenues increased $121 million, or 3%, in the second quarter of 2013 as compared to the second quarter of 2012.  This increase outpaced the 5% decrease in average total rig count over the comparable period due to a 11% decrease in the North American rig count.  International revenues increased $255 million, or 12%, in the second quarter of 2013, as compared to the second quarter of 2012.  Our international drilling services, well construction, drilling tools and fishing and re-entry product line activities were the strongest contributors to the increase over the year-ago period. Revenue in our North American segment decreased $134 million, or 8%, in the second quarter of 2013 compared to the same quarter of the prior year largely due to a decline in our stimulation and chemicals product line in the US, as well as a decline driven by the phased sale of our industrial screen business in the first and second quarter of 2013.

Consolidated revenues increased $367 million, or 5%, in the first six months of 2013 as compared to the first six months of 2012, mostly driven by an increase in international revenues of $563 million, or 14%, in the first six months of 2013, as compared to the first six months of 2012.  Consistent with the quarterly periods, our international drilling services, well construction, drilling tools and fishing and re-entry product line activities were the strongest contributors to the increase over the year-ago period. Revenue in our North American segment decreased $196 million, or 6%, in the second quarter of 2013 compared to the same quarter of the prior year, largely due to a decline in our stimulation and chemicals product line in the US as well as a decline in our industrial screens product due to the sale of our industrial screen business units in the first and second quarter of 2013.
Operating Income
Consolidated operating income increased $687 million or 109%, in the second quarter of 2013 as compared to the second quarter of 2012.   During the second quarter of 2013, we recorded a $153 million accrual for a loss contingency related to US government investigations related to Foreign Corrupt Practices Act and oil-for-food matters.  During the second quarter of 2012, we recorded impairment charges of $793 million related to goodwill and equity investments and recorded a $100 million accrual for a loss contingency related to US government investigations related to sanctioned country matters.  Our operating segments' contribution declined $1 million compared to the second quarter of 2012. Corporate, Research and Development and Other Expenses increased $1 million as compared to the second quarter of 2012.
Other items for the six months ended June 30, 2013 includes an $8 million gain related to the sale of our industrial screen business, income tax restatement and material weakness remediation expenses of $27 million and severance, exit and other charges of $73 million, including $44 million of severance and $16 million in legal and professional fees incurred in conjunction with our on-going government investigations.

Other items for the six months ended June 30, 2012 include $53 million for severance, exit and other costs, income tax restatement and material weakness remediation expenses of $25 million and an offsetting gain of $28 million related to the sale of our subsea controls business.

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
Interest Expense, Net
Interest Expense, Net increased $7 million, or 6% in the second quarter of 2013, as compared to the same period of the prior year, due to increases in overall indebtedness.

Income Taxes
For the three and six months ended June 30, 2013, we had a tax provision of $20 million and $25 million on pre-tax losses of $91 million and $56 million.  Our effective tax rate for the three and six months ended June 30, 2013 is (22)% and (44)% respectively.  Our loss before taxes for the three and six months ended June 30, 2013 includes $153 million charge for the potential settlement of the oil-for-food and Foreign Corrupt Practices Act matters with no tax benefit. Our tax provision for the three months ended June 30, 2013 includes one-time tax benefits mostly due to tax restructuring benefits, decreases in reserves for uncertain tax positions due to statute of limitation expiration and audit settlements, and return to accrual adjustments, which decreased our effective tax rate for the period. Our provision for the six months ended June 30, 2013, in addition to items above, also includes one-time tax benefits due to the devaluation of the Venezuelan bolivar, and enactment of the American Taxpayer Relief Act, which decreased our effective tax rate for the period.

For the three and six months ended June 30, 2012, we had a tax provision of $63 million and $173 million on pre-tax losses of $780 million and $540 million. Our effective tax rate for the three and six months ended June 30, 2012 was (8) % and (32)% respectively.  Our loss before taxes for the three and six months ended June 30, 2012, includes a $589 million charge for the impairment of goodwill, substantially all of which was non-deductible.

We anticipate a possible reduction in the balance of uncertain tax positions between $25 million to $50 million in the next twelve months due to expiration of statutes of limitations, settlements and/or conclusions of tax examinations.

Segment Results
North America
North American revenues decreased $134 million, or 8%, in the second quarter of 2013, as compared to the second quarter of 2012 and $196 million, or 6%, during the six month period ended June 30, 2013. This decrease was outpaced by the 11% decrease in average North American rig count over the three and six month periods.  The decline was primarily in our drilling service and stimulation and chemical product line, as well as a decline in our industrial screens product due to the sale of our industrial screen business units in the first and second quarter of 2013.  These declines were partially offset by an increase in revenues from our well construction product line in the U.S.
Operating income decreased $59 million, or 26%, in the second quarter of 2013, as compared to the second quarter of the prior year.  Operating margins were 10.9% in the second quarter of 2013 and 13.6% in the second quarter of 2012.  Declines in operating margin are primarily attributable to stimulation and chemicals margin declines due to price reductions and higher fixed costs, as well as lower gross profit in drilling services mostly driven by a decline in activity. Operating margins were 12.1% in the six months ended June 30, 2013, compared to 17.1% for the first six months of 2012.  These margin declines were partially offset by increases in artificial lift operating margins.
In 2012, the carrying value our guar inventory, a component of certain drilling fluids, was adjusted to the lower of cost or market. In the first six months of 2013, we sold $24 million of our guar inventory, which was our entire guar inventory adjusted to market value in 2012, at a zero margin.
MENA/Asia Pacific
MENA/Asia Pacific revenues increased $270 million, or 42%, in the second quarter of 2013, as compared to the second quarter of 2012 and $460 million or 37% during the first six months of 2013, as compared to the same period of the prior year.  Increased activity for our drilling services, well construction, and artificial lift product lines contributed to the increase in revenue.  Operating income increased $83 million, or 218%, during the second quarter of 2013, compared to the same quarter of the prior year and $103 million during the six months ended June 30, 2013, compared to the same period of the prior year.  The 2013 increase in operating income is primarily due to improved margins in drilling services due to the prior year losses on percentage of completion contracts in Iraq.  These losses totaled $62 million and $93 million in the three and six month period ended June 30, 2012.
During the second quarter of 2013, we included $40 million in claim revenue in our total revenue estimate on a percentage-of-completion contract.  Of this claim revenue, $19 million was recognized during the current quarter based on the estimated percentage completed. This claim was recognized by our MENA/Asia Pacific segment upon identifying certain costs that we are legally entitled to recover from a customer under the terms of the contract.

Europe/SSA/Russia
Revenues in our Europe/SSA/Russia segment increased $28 million, or 4%, in the second quarter of 2013, compared to the same quarter of the prior year and $90 million, or 7%, in the six months ended June 30, 2013, compared to the same period in the prior year.  The region realized strong performances primarily in Russia from our drilling services and integrated drilling product lines in the current quarter as compared to the same period of the prior year.
Operating income decreased $19 million, or 19%, in the second quarter of 2013, as compared to the same quarter of 2012 and $20 million or 12% during the six months ended June 30, 2013, compared to the same period in the prior year.  Operating margins were 12.2% in the second quarter of 2013 and 15.6% in the second quarter of 2012.  Operating margins were 11.3 % in the six months ended June 30, 2013, compared to 13.7% for the first six months of 2012.  The decrease in operating income and margins was due to increased costs in Russia, relative to the prior year quarter related to integrated drilling, and completion.
Latin America
Revenues in our Latin America segment decreased $43 million, or 6%, in the second quarter of 2013, as compared to the same quarter of the prior year largely due to declining activity for our drilling and artificial lift product lines in Mexico and Colombia.  Revenues  increased $13 million, or 1%, in the six months ended June 30, 2013, compared to the same period in the prior year, due to increases in our well construction and completions product lines.
 Operating income was flat in the second quarter of 2013, over the comparable period of the prior year and increased $15 million, or 9%, in the six months ended June 30, 2013, compared to the same period in the prior year. Operating margins increased from 11.5% for the second quarter of 2012 to 12.2% for the second quarter of 2013 due to continued improving contributions from our well construction, completions and integrated drilling product lines.  Operating margins were 12.8% in the six months ended June 30, 2013, compared to 11.9% for the first six months of 2012.

Liquidity and Capital Resources
Sources of Liquidity
Our sources of available liquidity include cash and cash equivalent balances, cash generated from operations, commercial paper and committed bank lines of credit.  We also historically have accessed banks for short-term loans from uncommitted borrowing arrangements and the capital markets with debt and equity offerings.  From time to time we may enter into transactions to factor accounts receivable or dispose of businesses or capital assets that are no longer core to our long-term growth strategy.
Committed Borrowing Facilities
 We maintain a $2.25 billion unsecured, revolving credit agreement (the "Credit Agreement") with JPMorgan Chase Bank, N.A., as administrative agent, scheduled to mature July 13, 2016.  The Credit Agreement can be used for a combination of borrowings, support for our $2.25 billion commercial paper program and issuances of letters of credit. This agreement requires that we maintain a debt-to-total capitalization ratio of less than 60%.  We were in compliance with this covenant at June 30, 2013.

The following is a recap of our availability under our committed borrowing facility at June 30, 2013 (in millions):
Facilities	$2,250

Less:
Amount drawn	525
Commercial paper	840
Letters of credit	121

Availability	$764

On May 1, 2013, we entered into a $300 million, 364-day, term loan facility with a syndicate of banks.  The facility was fully drawn on May 1, 2013 and will mature on April 30, 2014.  The terms and conditions of the facility are substantially similar to our $2.25 billion revolving credit agreement.  The facility is used for general corporate purposes, including the repayment of other credit facility borrowings and the reduction of outstanding commercial paper.
Cash Requirements
During 2013, we anticipate our cash requirements will include interest payments on our outstanding debt, the repayment of $250 million of senior notes due in the fourth quarter of 2013, working capital needs and capital expenditures. Our cash requirements may also include opportunistic business acquisitions and an amount to settle the governmental investigations described in our forward-looking statements below. Consistent with 2012, we anticipate funding these requirements from cash generated from operations, availability under our existing credit facilities, the issuance of commercial paper and potential proceeds from disposals of businesses or capital assets that are no longer closely aligned with our core long-term growth strategy. Capital expenditures for 2013 are projected to be between 8% and 12% of our revenues. The amounts we ultimately spend will depend on a number of factors including the type of contracts we enter into, asset availability and our expectations with respect to industry activity levels in 2013. Expenditures are expected to be used primarily to support anticipated near-term growth and our sources or liquidity are anticipated to be sufficient to meet our needs. Capital expenditures during the six months ended June 30, 2013 were $846 million.

Cash and equivalents of $294 million at June 30, 2013 are held by subsidiaries domiciled outside of Switzerland.  Based on the nature of our structure, we are generally able to redeploy cash with no significant incremental tax expense.

Accounts Receivable Factoring
In 2010, we entered into a factoring program to sell certain accounts receivable in Mexico to third party financial institutions.  In the six months ended June 30, 2013, we sold approximately $83 million under the program, received cash totaling $80 million and recognized a loss of approximately $1 million on these sales. In the six months ended June 30, 2012, we sold approximately $51 million under the program, initially received cash totaling $47 million and ultimately collected amounts that resulted in a loss of less than $1 million on these sales.  These sales occurred in the first quarter of 2013 and 2012 and no factoring occurred in the second quarter periods.  In each of the years since 2010, our factoring transactions qualified for sale accounting under the accounting standards and proceeds are included in operating cash flows in our Condensed Consolidated Statements of Cash Flows.

Derivative Instruments
Fair Value Hedges
We may use interest rate swaps to help mitigate exposures related to changes in the fair values of our debt.  Amounts paid or received upon termination of interest rate swaps accounted for as fair value hedges represent the fair value of the agreements at the time of termination and are recorded as an adjustment to the carrying value of the related debt.  These amounts are amortized as a reduction, in the case of gains, or as an increase, in the case of losses, of interest expense over the remaining term of the debt.  As of June 30, 2013, we had net unamortized gains of $47 million associated with interest rate swap terminations.  These gains are being amortized over the remaining term of the originally hedged debt as a reduction in interest expense.
Cash Flow Hedges
We entered into interest rate derivative instruments to hedge projected exposures to interest rates in anticipation of a debt offering in 2008.  Those hedges were terminated at the time of the issuance of the debt, and the loss on these hedges is being amortized from Accumulated Other Comprehensive Income (Loss) into interest expense over the remaining term of the debt.  As of June 30, 2013, we had net unamortized losses of $11 million associated with our cash flow hedge terminations.
Other Derivative Instruments
As of June 30, 2013, we had foreign currency forward contracts with notional amounts aggregating to $934 million. These contracts were entered into to hedge exposure to currency fluctuations in various foreign currencies.  The total estimated fair value of these contracts, and amounts receivable or owed associated with closed contracts resulted, in a net asset of approximately $26 million.  These derivative instruments were not designated as hedges and the changes in fair value of the contracts are recorded each period in Other, Net in the accompanying Condensed Consolidated Statements of Operations.
We have cross-currency swaps between the U.S. dollar and Canadian dollar to hedge certain exposures to the Canadian dollar.  At June 30, 2013, we had notional amounts outstanding of $168 million.  The total estimated fair value of these contracts at June 30, 2013, resulted in a liability of $23 million.  These derivative instruments were not designated as hedges and the changes in fair value of the contracts are recorded each period in Other, Net in the accompanying Condensed Consolidated Statements of Operations.
Off Balance Sheet Arrangements
Weatherford International Ltd., a Swiss joint-stock company, is the ultimate parent ("Weatherford Switzerland") of the Weatherford group and guarantees certain obligations of Weatherford International Ltd., a Bermuda company ("Weatherford Bermuda") and Weatherford International, LLC., a Delaware limited liability company ("Weatherford Delaware") noted below.
The following obligations of Weatherford Delaware were guaranteed by Weatherford Bermuda at June 30, 2013 and December 31, 2012: (1) the 6.35% Senior Notes and (2) the 6.80% Senior Notes.
The following obligations of Weatherford Bermuda were guaranteed by Weatherford Delaware at June 30, 2013: (1) the revolving credit facility, (2) the 4.95% Senior Notes, (3) the 5.50% Senior Notes, (4) the 6.50% Senior Notes, (5) the 6.00% Senior Notes, (6) the 7.00% Senior Notes, (7) the 9.625% Senior Notes, (8) the 9.875% Senior Notes, (9) the 5.125% Senior Notes, (10) the 6.75% Senior Notes, (11) the 4.50% Senior Notes and (12) the 5.95% Senior Notes.
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
Letters of Credit
We execute letters of credit and bid and performance bonds in the normal course of business. As of June 30, 2013, we had $910 million of letters of credit and bid and performance bonds outstanding, consisting of $524   million of letters of credit outstanding under various uncommitted credit facilities, $121 million letters of credit outstanding under our committed facilities and $265 million of performance bonds issued by financial sureties against an indemnification from us.  These obligations could be called by the beneficiaries should we breach certain contractual or performance obligations.  If the beneficiaries were to call the letters of credit under our committed facilities, our available liquidity would be reduced by the amount called.

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

Nonrealization of expected benefits from our redomestication could affect our projected results. We operate through our various subsidiaries in numerous countries throughout the world including the U.S. During the first quarter of 2009, we completed a transaction in which our former Bermuda incorporated parent company became a wholly-owned subsidiary of Weatherford Switzerland, a Swiss joint-stock company and holders of shares of the Bermuda company received one registered share of Weatherford Switzerland in exchange for each common share they held. Consequently, we are or may become subject to changes in tax laws, treaties or regulations or the interpretation or enforcement thereof in the U.S., Bermuda, Switzerland or any other jurisdictions in which we or any of our subsidiaries operate or are resident. Our income tax expense is based upon our interpretation of the tax laws in effect in various countries at the time that the expense was incurred. If the U.S. Internal Revenue Service or other taxing authorities do not agree with our assessment of the effects of such laws, treaties and regulations, this could have a material adverse effect on us, including the imposition of a higher effective tax rate on our worldwide earnings. In addition, our realization of expected tax benefits is based upon the assumption that we take successful planning steps and that we maintain and execute adequate processes to support our planning activities. If we fail to do so, we may not achieve the expected benefits.

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

Nonrealization of expected benefits from our acquisitions or business dispositions could affect our projected results. We expect to gain certain business, financial and strategic advantages as a result of business acquisitions we undertake, including synergies and operating efficiencies. Our forward-looking statements assume that we will successfully integrate our business acquisitions and realize the benefits of those acquisitions. Further, we may from time to time undertake to dispose of businesses or capital assets that are no longer core to our long-term growth strategy or to achieve corporate strategic goals and the disposition of which may improve our capital structure. Our forward-looking statements assume that if we decide to dispose of a business or asset we will find a buyer willing to pay a price we deem favorable to us and that we will successfully dispose of the business or asset. Our inability to complete dispositions timely and at attractive prices may impair our ability to improve our capital structure as rapidly as our forward-looking statements may indicate.

A downturn in our industry could affect the carrying value of our goodwill. As of June 30, 2013, we had approximately $3.7 billion of goodwill.  During the second quarter of 2012, we recorded a goodwill impairment charge of $589 million, precipitated by a sustained decline in the market price of the company's registered shares.  We could recognize additional impairments of our goodwill in the future as a result of various factors, including the impact to our projections from the dispositions of businesses and market factors, some of which are beyond our control. Our forward-looking statements do not assume any future goodwill impairment. Any reduction in the fair value of our businesses may result in an impairment charge and therefore adversely affect our results.

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

US Government and internal investigations could affect our results of operations. We are currently involved in government and internal investigations involving our operations and we are in negotiations with the government agencies to resolve these matters.   The governmental agencies involved in these investigations have a broad range of civil and criminal penalties they may seek to impose against corporations and individuals for violations of trade sanction laws, the Foreign Corrupt Practices Act and other federal statutes including, but not limited to, injunctive relief, disgorgement, fines, penalties and modifications to business practices and compliance programs.   In recent years, the governmental agencies and authorities involved in these investigations have entered into agreements with, and obtained a range of penalties against, several corporations and individuals in similar investigations, under which civil and criminal penalties were imposed, including in some cases fines and other penalties and sanctions in the tens and hundreds of millions of dollars. Considering the progress in the respective negotiations we recognized a $100 million loss contingency in the quarter ended June 30, 2012 for the potential settlement of the sanctioned countries matter and we recognized a $153 million loss contingency in the quarter ended June 30, 2013 for the potential settlement of the FCPA and oil-for-food matters.  However, uncertainties remain, and therefore an exposure to loss may exist in excess of the amount accrued pending the ultimate resolution of the investigations, and/or we may not ultimately reach final settlement of these matters with the government agencies, and/or we may not obtain court approval of any potential settlement agreement reached with the government, which would be required for final resolution.  Any final settlement may contain other features, including: (1) an agreement under which criminal prosecution for the Company would be deferred for three years, but which would be accompanied by a plea agreement imposing a potential criminal conviction on one of the Company's subsidiaries; (2) a requirement to retain, for a period expected to be 18 months, an independent monitor responsible to assess the Company's compliance with the terms of any agreement that may be reached, to be followed by a period of the Company evaluating its own compliance program and making periodic reports to the DOJ and SEC thereon; and (3) a requirement to maintain compliance monitoring and reporting systems meeting certain criteria to be established in the agreement.  The above sentence is not meant to be an exhaustive listing of the non-monetary terms that may be imposed by any potential settlement, and such additional terms may be more or less onerous than those listed above.  Any injunctive relief, disgorgement, fines, penalties, sanctions, scope and term of a monitor and the on-going costs resulting from these investigations could adversely affect our results of operations. We may have additional charges which may include labor claims, contractual claims, penalties assessed by customers, and costs, fines, taxes and penalties assessed by local governments, but we cannot quantify those charges or be certain of their timing. In addition, the SEC and DOJ are investigating the circumstances surrounding the material weakness in the Company's internal controls over financial reporting for income taxes that was disclosed on Forms 8-K on March 1, 2011, February 21, 2012 and July 24, 2012 and the related restatements of our historical financial statements. We are cooperating fully with the government investigations.

Failure in the future to ensure on-going compliance with certain laws could affect our results of operations. Beginning in 2009 and since then, we substantially augmented our compliance infrastructure with increased staff and more rigorous policies, procedures and training of our employees regarding compliance with applicable anti-corruption laws, trade sanctions laws, import/export laws and other applicable laws. As part of this effort, we now undertake audits of our compliance performance in various countries. Our forward-looking statements assume that our compliance efforts will be successful and that we will comply with our internal policies and applicable laws regarding these issues. Our failure to do so could result in additional enforcement action in the future, the results of which could be material and adverse to us.

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

In January 2010, the Venezuelan government announced its intention to devalue its currency and move to a two-tier exchange structure. The official exchange rate moved from 2.15 to 2.60 for essential goods and from 2.15 to 4.30 for non-essential goods and services. Our Venezuelan entities maintain the U.S. dollar as their functional currency.  In connection with this devaluation, we incurred a charge of $64 million for the remeasurement of our net monetary assets denominated in Venezuelan bolivars at the date of the devaluation, which was not tax deductible in Venezuela. We also recorded a $24 million tax benefit for local Venezuelan income tax purposes related to our net U.S. dollar-denominated monetary liability position in the country. Effective January 1, 2011, the Venezuelan government again modified the fixed rate of exchange, eliminating the two-tier structure and establishing 4.30 as the official exchange rate for all goods and services. This modification did not have a material impact to our financial position or results of operations.  On February 8, 2013, the Venezuelan government announced its intention to further devalue its currency effective February 13, 2013 at which time the official exchange moved from 4.30 per dollar to 6.30 per dollar for all goods and services. In connection with this devaluation, we recognized a charge of $100 million in the first quarter of 2013 for the remeasurement of our net monetary assets denominated in the Venezuelan bolivar at the date of the devaluation, which was not tax deductible in Venezuela. We also recorded a $39 million tax benefit for local Venezuelan income tax purposes related to our net U.S. dollar-denominated monetary liability position in the country.  As of June 30, 2013, we had a net monetary asset position denominated in Venezuelan bolivars of approximately $235 million, comprised primarily of accounts receivable and inventory. We are continuing to explore opportunities to reduce our exposure, but should devaluation occur in the future, we may be required to take further charges related to the remeasurement of our net monetary asset position.

Assets and liabilities of entities for which the functional currency is the local currency are translated into U.S. dollars using the exchange rates in effect at the balance sheet date, resulting in translation adjustments that are reflected in Accumulated Other Comprehensive Income (Loss) in the shareholders' equity section on our Condensed Consolidated Balance Sheets. A portion of our net assets are impacted by changes in foreign currencies in relation to the U.S. dollar. We recorded a $286 million adjustment to decrease our equity account for 2013 to reflect the change in the U.S. dollar against various foreign currencies.

As of June 30, 2013, we had foreign currency forward contracts with notional amounts aggregating to $934 million. These contracts were entered into to hedge exposure to currency fluctuations in various foreign currencies.  The total estimated fair value of these contracts and amounts receivable or owed associated with closed contracts resulted in a net asset of approximately $26 million.  These derivative instruments were not designated as hedges and the changes in fair value of the contracts are recorded each period in Other, Net in the accompanying Condensed Consolidated Statements of Operations.
We have cross-currency swaps between the U.S. dollar and Canadian dollar to hedge certain exposures to the Canadian dollar.  At June 30, 2013, we had notional amounts outstanding of $168 million.  The total estimated fair value of these contracts at June 30, 2013, resulted in a liability of $23 million.  These derivative instruments were not designated as hedges and the changes in fair value of the contracts are recorded each period in Other, Net in the accompanying Condensed Consolidated Statements of Operations.

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
Our long-term borrowings that were outstanding at June 30, 2013 and December 31, 2012, subject to interest rate risk consist of the following:
	June 30, 2013		December 31, 2012
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(In millions)

5.15% Senior Notes due 2013	$—	$—	$294	$296
4.95% Senior Notes due 2013	250	253	250	258
5.50% Senior Notes due 2016	354	379	354	380
6.35% Senior Notes due 2017	611	670	613	690
6.00% Senior Notes due 2018	498	561	497	570
9.625% Senior Notes due 2019	1,023	1,261	1,025	1,307
5.125% Senior Notes due 2020	797	834	797	875
4.50% Senior Notes due 2022	747	734	747	794
6.50% Senior Notes due 2036	595	609	595	645
6.80% Senior Notes due 2037	298	311	298	339
7.00% Senior Notes due 2038	497	525	497	564
9.875% Senior Notes due 2039	247	336	247	370
6.75% Senior Notes due 2040	596	618	596	680
5.95% Senior Notes due 2042	545	528	545	600

We have various other long-term debt instruments of $344 million at June 30, 2013, but believe the impact of changes in interest rates in the near term will not be material to these instruments.  The carrying value of our short-term borrowings of $1.8 billion at June 30, 2013 approximates their fair value.
As it relates to our variable rate debt, if market interest rates average 1% more for the remainder of 2013 than the rates as of June 30, 2013, interest expense for the remainder of 2013 would increase approximately $9 million.  This amount was determined by calculating the effect of the hypothetical interest rate on our variable rate debt.  For purposes of this sensitivity analysis, we assumed no changes in our capital structure.
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

ITEM 4.  CONTROLS AND PROCEDURES

Management's Evaluation of Disclosure Controls and Procedures; Changes in Internal Controls over Financial Reporting

Disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) are designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms. This information is collected and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Our management, under the supervision of and with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures at June 30, 2013. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective at June 30, 2013 because of the material weakness discussed below.

Our management, including the Chief Executive Officer and Chief Financial Officer, identified no change in our internal control over financial reporting that occurred during our fiscal quarter ended June 30, 2013, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting, other than the positive changes resulting from the income tax remediation activities described below.

Income Tax Material Weakness Update

As disclosed in our Annual Report on Form 10-K for the year ended December 31, 2012 and Form 10-K/A for the years ended December 31, 2011 and 2010, we previously identified a material weakness in our internal controls over the accounting for income taxes relating to current taxes payable, deferred tax assets and liabilities, reserves for uncertain tax positions and current and deferred tax expense.  This material weakness resulted in the restatement of our consolidated financial statements included in our Annual Reports on Form 10-K for both 2011 and 2010.  As further disclosed, we took steps during 2011 and early 2012 to remediate this material weakness, including:

·	Engaged third-party tax advisors and consultants to assist with enhancing internal controls over financial reporting for income taxes and developing and implementing a remediation plan;
·
Revised the process for the quarterly and annual tax provisions including additional resources focused on the review and oversight of the tax accounts, reserves for unrecognized tax benefits and preparation of the income tax provision;

·	Began recruitment of various positions within the tax and financial reporting departments and completed the hiring of several newly created positions;
·	Completed the review and validation of the current and deferred tax balance sheet accounts at significant locations; and
·	Provided income tax accounting training to tax and financial personnel within each region.
Although we had designed and implemented certain new internal controls in an effort to remediate the material weakness, we continued to conclude that the material weakness was not remediated as of December 31, 2011 because   our processes, procedures, controls and oversight over the income tax process were not yet operating effectively to ensure that amounts related to current taxes payable, deferred tax assets and liabilities, reserves for uncertain tax positions the current and deferred income tax expense and related footnote disclosures were accurate.
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

During the third and fourth quarters of 2012, we performed additional procedures to restate our previously issued consolidated financial statements and to ensure they were prepared in accordance with generally accepted accounting principles.  These procedures included the validation of all our income tax accounts in all jurisdictions.  It focused on reconciliations of current taxes payable and deferred tax balances, assets and liabilities, expanded review of uncertain tax positions, an additional focus on transfer pricing activities and a further review of our accounting for withholding taxes.

To ensure the propriety and completeness of our accounting for uncertain tax positions, we performed (1) a validation of all previously identified uncertain tax positions and related measurement amounts and (2) a completeness assessment that included surveys completed by in-country and regional tax and accounting personnel, review of the status and pending issues of open tax audits, and consideration of findings from all other validation and completeness procedures performed in connection with the restatement.  As a result of these additional procedures, we identified additional errors across multiple jurisdictions that resulted in further restatement in amended reports filed with the SEC on December 17, 2012, of our previously reported financial statements for the years ended December 31, 2011, 2010 and 2009 our condensed consolidated financial statements for the first quarter of 2012 and each quarter within 2011 and 2010.

Throughout 2012, we continued to strengthen our tax department personnel and internal control structure, including the hiring of a new Vice President, Tax in July 2012, and the addition of more than 25 highly qualified tax professionals in both our corporate and regional structures.  Our efforts to remediate the material weakness included enhanced reviews and validation of potential uncertain tax positions, additional training and communication of potential tax exposures, enhanced procedures related to tax returns filed during 2012, enhancements to the quarterly tax provision process and implementation of technology solutions to eliminate manual processes.  We believe that significant improvements to our system of internal controls were achieved during 2012 but these processes were not yet sufficiently mature to remediate the material weakness at the end of 2012.

Continued remediation efforts which include the following, will be performed throughout 2013:

·
On-going evaluation of the tax organizational structure, including the continued use of third-party tax advisors and consultants.  We have hired approximately 50 qualified tax professionals to date and we have significantly reduced our reliance on consultants as many responsibilities have transitioned to our staff.

·
On-going evaluation of our tax accounting processes and controls to ensure that they are appropriate for our organization and make enhancements when appropriate to improve effectiveness including testing and assessments of our quarterly execution;

·	Prepare tax basis balance sheets and reconciliations of the tax accounts to validate the balances reported as of December 31, 2012;

·
On-going analysis and assessment of uncertain tax positions in all jurisdictions as part of our normal process, leveraging the extensive work performed by the Company in connection with the December 17, 2012 restatement,

·	Confirm that the information technology infrastructure supporting our income tax processes are appropriate.
·	Continued delivery of income tax accounting training for tax and financial accounting personnel.

PART II.  OTHER INFORMATION
ITEM 1.  LEGAL PROCEEDINGS

See Note 14 to our condensed consolidated financial statements included elsewhere in this report.

ITEM 1A.  RISK FACTORS

There have been no material changes during the quarter ended June 30, 2013 to the risk factors set forth in Part I, Item 1A in our Annual Report on Form 10-K for the year ended December 31, 2012, filed with the SEC on March 4, 2013.

ITEM 2.  UNREGISTERED SALES OF EQUITY IN SECURITIES AND USE OF PROCEEDS

Under our restricted share plan, employees may elect to have us withhold registered shares to satisfy minimum statutory federal, state and local tax withholding obligations arising on the vesting of restricted stock awards and exercise of options.  When we withhold these shares, we are required to remit to the appropriate taxing authorities the market price of the shares withheld, which could be deemed a purchase of shares by us on the date of withholding.  During the quarter ended June 30, 2013, we withheld shares to satisfy these tax withholding obligations as follows:

Period	No. of Shares	Average Price

April 1 – April 30, 2013	37,046	$12.11
May 1 – May 31, 2013	29,387	14.65
June 1 – June 30, 2013	11,266	13.68

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None.
ITEM 4.  MINE SAFETY DISCLOSURES
None.
ITEM 5.  OTHER INFORMATION
None.

ITEM 6.  EXHIBITS

Exhibit Number	Description
3.1
Articles of Association of Weatherford International Ltd. dated June 20, 2013 (incorporated by reference to Exhibit 3.1 of the Company's Current Report on Form 8-K (File No. 1-34258) filed June 20, 2013).

*10.1	Employment Agreement, dated June 20, 2013, between Weatherford International Ltd. and Douglas M. Mills.

10.2
364-Day Term Loan Agreement dated as of May 1, 2013 among Weatherford International Ltd. (Bermuda), as borrower, Weatherford International Ltd. (Switzerland), the lenders party thereto and JPMorgan Chase Bank, N. A. as administrative agent (incorporated by reference to Exhibit 10.1 of the Company's Current Report on Form 8-K (File No. 1-34258) filed May 2, 2013).

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

**101
The following materials from Weatherford International Ltd.'s Quarterly Report on Form 10-Q for the quarter ended June 30, 2013, formatted in XBRL (Extensible Business Reporting Language): (1) the unaudited Condensed Consolidated Balance Sheets, (2) the unaudited Condensed Consolidated Statements of Operations, (3) the unaudited Condensed Consolidated Statements of Cash Flows, (4) the unaudited Condensed Consolidated Statements of Comprehensive Income and (5) related notes to the unaudited Condensed Consolidated Financial Statements.

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
(Principal Financial Officer)

Date: July 31, 2013