Form 10-K/A
period 2012-12-31
Weatherford International Ltd./Switzerland
filed 2013-11-04
CIK 1453090

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

DOCUMENTS INCORPORATED BY REFERENCE

 Certain information required to be furnished pursuant to Part III of this Annual Report on Form 10-K/A is incorporated by reference from the registrant's definitive proxy statement for the annual shareholder meeting held on June 20, 2013.

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-K/A (this "Amendment") is being filed solely for the purpose of correcting a typographical error on the chief executive officer's certification letter filed as Exhibit 32.1 to the Company's Annual Report on Form 10-K filed on March 4, 2013 (the "Original Annual Report").  The chief executive officer's certification was incorrectly dated as March 4, 2012 instead of March 4, 2013.  Except for this correction, there have been no changes to the Original Annual Report.   This Amendment does not reflect events or developments after the date of filing of the Original Annual Report.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
Weatherford International Ltd.

By:	/s/ Bernard J. Duroc-Danner
Bernard J. Duroc-Danner
Chief Executive Officer

Date: November 4, 2013

Exhibits

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

†    Filed herewith.
**    Furnished herewith.