Form 10-Q
period 2013-09-30
Weatherford International Ltd./Switzerland
filed 2013-11-05
CIK 1453090

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☑  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2013

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

41.22.816.1500
(Registrant's telephone number, including area code)

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

Yes ☐                                No  ☑

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

As of October 31, 2013, there were 769,395,168 registered shares, 1.16 Swiss francs par value per share, of the registrant outstanding.

TABLE OF CONTENTS	Page

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS	3
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	27
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK	39
ITEM 4. CONTROLS AND PROCEDURES	41

PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS	43
ITEM 1A. RISK FACTORS	43
ITEM 2. UNREGISTERED SALES OF EQUITY IN SECURITIES AND USE OF PROCEEDS	44
ITEM 6. EXHIBITS	45
SIGNATURES	46

EX-31.1
EX-31.2
EX-32.1
EX-32.2
EX-101 INSTANCE DOCUMENT
EX-101 SCHEMA DOCUMENT
EX-101 CALCULATION LINKBASE DOCUMENT
EX-101 DEFINITION LINKBASE DOCUMENT
EX-101 LABLES LINKBASE DOCUMENT
EX-101 PRESENTATION LINKBASE DOCUMENT

PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

WEATHERFORD INTERNATIONAL LTD. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In millions, except par value)

	September 30, 2013	December 31, 2012
	(Unaudited)
Current Assets:
Cash and Cash Equivalents	$316	$300
Accounts Receivable, Net of Allowance for Uncollectible Accounts of $85 and $84	4,004	3,885
Inventories, Net	3,580	3,675
Current Deferred Tax Assets	362	376
Other Current Assets	811	793
Total Current Assets	9,073	9,029

Property, Plant and Equipment, Net of Accumulated Depreciation of $6,708 and $6,030	8,397	8,299
Goodwill	3,754	3,871
Other Intangible Assets, Net of Accumulated Amortization of $720 and $658	667	766
Equity Investments	686	646
Other Non-current Assets	360	184
Total Assets	$22,937	$22,795

Current Liabilities:
Short-term Borrowings and Current Portion of Long-term Debt	$2,230	$1,585
Accounts Payable	2,117	2,108
Other Current Liabilities	1,804	2,017
Total Current Liabilities	6,151	5,710

Long-term Debt	7,065	7,049
Other Non-current Liabilities	1,140	1,218
Total Liabilities	14,356	13,977

Shareholders' Equity:
Shares, CHF 1.16 Par Value: Authorized 840, Conditionally Authorized 372, Issued 840 at September 30, 2013 and December 31, 2012	775	775
Capital in Excess of Par Value	4,619	4,674
Treasury Shares, at Cost	(73)	(182)
Retained Earnings	3,282	3,356
Accumulated Other Comprehensive Income (Loss)	(63)	163
Weatherford Shareholders' Equity	8,540	8,786
Noncontrolling Interests	41	32
Total Shareholders' Equity	8,581	8,818
Total Liabilities and Shareholders' Equity	$22,937	$22,795

The accompanying notes are an integral part of these condensed consolidated financial statements.

WEATHERFORD INTERNATIONAL LTD. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)
(In millions, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012

Revenues:
Products	$1,533	$1,535	$4,510	$4,456
Services	2,287	2,284	7,015	6,701
	3,820	3,819	11,525	11,157

Costs and Expenses:
Cost of Products	1,158	1,208	3,372	3,414
Cost of Services	1,878	1,759	5,796	5,224
Research and Development	65	68	203	194
Selling, General and Administrative Attributable to Segments	404	382	1,211	1,162
Corporate, General and Administrative	76	87	225	245
Goodwill and Equity Investment Impairment	—	—	—	793
U.S. Government Investigation Loss Contingency	—	—	153	100
Gain on Sale of Business	—	—	(8)	(28)
	3,581	3,504	10,952	11,104

Operating Income	239	315	573	53

Interest Expense, Net	(129)	(127)	(388)	(360)
Devaluation of Venezuelan Bolivar	—	—	(100)	—
Other, Net	(30)	(25)	(61)	(70)

Income (Loss) Before Income Taxes	80	163	24	(377)
Provision for Income Taxes	(49)	(86)	(74)	(259)
Net Income (Loss)	31	77	(50)	(636)

Net Income Attributable to Noncontrolling Interests	(9)	(7)	(24)	(20)
Net Income (Loss) Attributable to Weatherford	$22	$70	$(74)	$(656)

Income (Loss) Per Share Attributable to Weatherford:
Basic	$0.03	$0.09	$(0.10)	$(0.86)
Diluted	$0.03	$0.09	$(0.10)	$(0.86)

Weighted Average Shares Outstanding:
Basic	773	767	771	764
Diluted	779	771	771	764

The accompanying notes are an integral part of these condensed consolidated financial statements.

WEATHERFORD INTERNATIONAL LTD. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(UNAUDITED)
(In millions)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012

Net Income (Loss)	$31	$77	$(50)	$(636)
Other Comprehensive Income (Loss):
Foreign Currency Translation	96	215	(227)	82
Defined Benefit Pension Activity	—	—	1	1
Other Comprehensive Income (Loss)	96	215	(226)	83
Comprehensive Income (Loss)	127	292	(276)	(553)
Comprehensive Income Attributable to Noncontrolling Interests	(9)	(7)	(24)	(20)
Comprehensive Income (Loss) Attributable to Weatherford	$118	$285	$(300)	$(573)

The accompanying notes are an integral part of these condensed consolidated financial statements.

WEATHERFORD INTERNATIONAL LTD. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(In millions)

	Nine Months Ended September 30,
	2013	2012

Cash Flows from Operating Activities:
Net Income (Loss)	$(50)	$(636)
Adjustments to Reconcile Net Loss to Net Cash Provided by Operating Activities:
Depreciation and Amortization	1,039	939
Goodwill and Equity Investment Impairment	—	793
U.S. Government Investigation Loss Contingency	153	100
Employee Share-Based Compensation Expense	45	54
Deferred Income Tax Provision (Benefit)	(168)	36
Devaluation of Venezuelan Bolivar	100	—
Loss (Gain) on Sale of Assets and Businesses	7	(22)
Other, Net	(45)	72
Change in Operating Assets and Liabilities, Net of Effect of Businesses Acquired:
Accounts Receivable	(308)	(739)
Inventories	3	(753)
Billings in Excess of Costs and Estimated Earnings	(164)	10
Other Current Assets	69	(221)
Accounts Payable	90	474
Other Current Liabilities	(227)	335
Other	23	74
Net Cash Provided by Operating Activities	567	516

Cash Flows from Investing Activities:
Capital Expenditures for Property, Plant and Equipment	(1,211)	(1,670)
Acquisitions of Businesses, Net of Cash Acquired	(7)	(156)
Acquisition of Intellectual Property	(7)	(16)
Acquisition of Equity Investments in Unconsolidated Affiliates	—	(8)
Proceeds from Sale of Assets and Businesses, Net	74	33
Net Cash Used by Investing Activities	(1,151)	(1,817)

Cash Flows from Financing Activities:
Borrowings (Repayments) Long-term Debt, Net	(329)	1,002
Borrowings (Repayments) of Short-term Debt, Net	932	257
Proceeds from Exercise of Warrants	—	65
Other Financing Activities	1	(30)
Net Cash Provided by Financing Activities	604	1,294

Effect of Exchange Rate Changes on Cash and Cash Equivalents, Excluding Devaluation of Venezuelan Bolivar	(4)	1

Net (Decrease) Increase in Cash and Cash Equivalents	16	(6)
Cash and Cash Equivalents at Beginning of Period	300	371
Cash and Cash Equivalents at End of Period	$316	$365

Supplemental Cash Flow Information:
Interest Paid	$442	$401
Income Taxes Paid, Net of Refunds	336	299

The accompanying notes are an integral part of these condensed consolidated financial statements.

WEATHERFORD INTERNATIONAL LTD. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

1.    General
The accompanying unaudited condensed consolidated financial statements of Weatherford International Ltd.  (the "Company") are prepared in accordance with U.S. generally accepted accounting principles and include all adjustments of a normal recurring nature which, in the opinion of management, are necessary to present fairly our Condensed Consolidated Balance Sheet at September 30, 2013, Condensed Consolidated Statements of Operations, Condensed Consolidated Statements of Comprehensive Income and Condensed Consolidated Statements of Cash Flows for the three and nine months ended September 30, 2013 and 2012. When referring to "Weatherford" and using phrases such as "we," "us," and "our," the intent is to refer to Weatherford International Ltd., a Swiss joint-stock company, and its subsidiaries as a whole or on a regional basis, depending on the context in which the statements are made.
Although we believe the disclosures in these financial statements are adequate, certain information relating to our organization and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles have been condensed or omitted in this Form 10-Q pursuant to U.S. Securities and Exchange Commission ("SEC") rules and regulations.  These financial statements should be read in conjunction with the audited consolidated financial statements for the year ended December 31, 2012 included in our Annual Report on Form 10-K.  The results of operations for the three and nine months ended September 30, 2013 are not necessarily indicative of the results expected for the year ending December 31, 2013.
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
2.    Business Combinations and Dispositions
We have acquired businesses we believe are important to our long-term strategy.  Results of operations for acquisitions are included in the accompanying Condensed Consolidated Statements of Operations from the date of acquisition.  The balances included in the Condensed Consolidated Balance Sheets related to recent acquisitions are based on preliminary information and are subject to change when final asset valuations are obtained and potential liabilities have been evaluated.  The purchase price is allocated to the net assets acquired based upon their estimated fair values at the date of acquisition.  During the nine months ended September 30, 2013, we acquired businesses for cash consideration of $7 million, net of cash acquired.
During the nine months ended September 30, 2013, we completed the sale of our industrial screen business for proceeds totaling $135 million.  Proceeds consisted of $100 million in cash and a $35 million receivable.  Through our industrial screen operations, we delivered screen technologies used in numerous industries and, as a result, the screen business was not closely aligned with our goals as a leading provider of equipment and services used in the drilling, evaluation, completion, production and intervention of oil and natural gas wells.  In the nine months ended September 30, 2013 we recognized gains totaling $8 million resulting from the industrial screen transactions.  The major classes of assets sold in these transactions included $54 million in cash, $36 million of accounts receivable, $37 million of inventory, $92 million of other assets primarily comprised of property, plant and equipment, Other intangible assets and goodwill.  Liabilities of $69 million were also transferred in the sale, of which $60 million were current liabilities.

WEATHERFORD INTERNATIONAL LTD. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

On October 7, 2013 we closed the sale of our 38.5% equity interest in Borets International Limited ("Borets") for $400 million pursuant to an agreement executed August 21, 2013.  Borets is an electric submersible pump manufacturer that operates in Russia.  The $400 million in consideration consists of $370 million in cash and a three-year $30 million promissory note.  At closing we collected $325 million in cash and expect to collect the remaining cash consideration in November 2013.
In 2012, we acquired a company that designs and produces well completion tools.  As part of the purchase consideration, we entered into a contingent consideration arrangement valued at approximately $9 million at September 30, 2013 that will be settled in early 2015.  This contingent consideration arrangement is dependent on the acquired company's 2014 results of operations.  This obligation will be marked to market through current earnings in each reporting period prior to settlement and the liability is valued using a Monte Carlo simulation and Level 3 inputs.
3.    Accounts Receivable Factoring
During the nine months ended September 30, 2013, we sold approximately $139 million of accounts receivable under our factoring program in Mexico. We received cash totaling $132 million and recognized a loss of approximately $2 million on the sales. These sales occurred in the first and third quarters of 2013.  During the three and nine months ended September 30, 2012, we sold approximately $96 million and $147 million, respectively, of accounts receivable under the program.  We received cash totaling $136 million and ultimately collected amounts that resulted in a loss of less than $1 million on these sales.
Our factoring transactions qualify for sale accounting under the accounting standards and the proceeds are included in operating cash flows in our Condensed Consolidated Statements of Cash Flows.
4.    Inventories
The components of inventory were as follows:
	September 30, 2013	December 31, 2012
	(In millions)

Raw materials, components and supplies	$438	$461
Work in process	140	166
Finished goods	3,002	3,048
	$3,580	$3,675

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

WEATHERFORD INTERNATIONAL LTD. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The fair value of all our reporting units was in excess of their carrying value as of our October 1, 2012 annual impairment test. The fair value of our reporting unit in Latin America was closest to its carrying value and was 16% in excess of its carrying value at October 1, 2012.
The changes in the carrying amount of goodwill by segment for the nine months ended September 30, 2013, were as follows:

	North America	MENA/ Asia Pacific	Europe/ SSA/ Russia	Latin America	Total
	(In millions)

Balance at December 31, 2012	$2,336	$226	$955	$354	$3,871
Acquisitions	—	—	2	—	2
Disposals	(23)	(4)	(13)	(1)	(41)
Purchase price and other adjustments	1	—	(2)	2	1
Foreign currency translation	(39)	(6)	(27)	(7)	(79)
Balance at September 30, 2013	$2,275	$216	$915	$348	$3,754

6.    Short-term Borrowings and Current Portion of Long-term Debt
The components of short-term borrowings were as follows:

	September 30, 2013	December 31, 2012
	(In millions)

Commercial paper	$968	$888
Revolving credit facility	450	—
364-day term loan facility	300	—
Other short-term bank loans	194	109
Total short-term borrowings	1,912	997
Current portion of long-term debt	318	588
	$2,230	$1,585

We maintain a $2.25 billion unsecured, revolving credit agreement (the "Credit Agreement") with JPMorgan Chase Bank, N.A., as administrative agent.  The Credit Agreement has a scheduled maturity date of July 13, 2016, and can be used for a combination of borrowings, support for our commercial paper program and issuances of letters of credit.  This agreement requires us to maintain a debt-to-capitalization ratio of less than 60%.  We are in compliance with this covenant at September 30, 2013. At September 30, 2013, our borrowings under our commercial paper program had a weighted average interest rate of 1.01% and there were $41 million in outstanding letters of credit under the Credit Agreement.

On May 1, 2013, we entered into a $300 million, 364-day, term loan facility with a syndicate of banks.  The facility was fully drawn on May 1, 2013 and will mature on April 30, 2014.  The terms and conditions of the facility are substantially similar to our $2.25 billion revolving credit agreement.  The facility is used for general corporate purposes, including the repayment of other credit facility borrowings.

WEATHERFORD INTERNATIONAL LTD. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

We also have short-term borrowings with various domestic and international institutions pursuant to uncommitted facilities.  At September 30, 2013, we had $194 million in short-term borrowings under these arrangements with a weighted average interest rate of 5.05%.  In addition, we had $557 million of letters of credit under various uncommitted facilities and $265 million of performance bonds issued by financial sureties against an indemnification from us at September 30, 2013.

The carrying value of our short-term borrowings approximates their fair value as of September 30, 2013.  The current portion of long-term debt at September 30, 2013 includes $250 million of 4.95% Senior Notes due October 2013 and other debt maturing in 2013 totaling $68 million.

7.    Fair Value of Financial Instruments
Financial Instruments Measured and Recognized at Fair Value
We estimate fair value at a price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants in the principal market for the asset or liability.  Our valuation techniques require inputs that we categorize using a three level hierarchy, from highest to lowest level of observable inputs.  Level 1 inputs are unadjusted quoted prices in active markets for identical assets or liabilities. Level 2 inputs are quoted prices or other market data for similar assets and liabilities in active markets, or inputs that are observable for the asset or liability, either directly or indirectly through market corroboration, for substantially the full term of the financial instrument. Level 3 inputs are unobservable inputs based upon our own judgment and assumptions used to measure assets and liabilities at fair value. Classification of a financial asset or liability within the hierarchy is determined based on the lowest level of input that is significant to the fair value measurement.  Other than the contingent consideration discussed in Note 2 and  our derivative instruments discussed in Note 8, we had no assets or liabilities measured and recognized at fair value on a recurring basis at September 30, 2013 and December 31, 2012.
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
The fair value and carrying value of our senior notes were as follows:

	September 30, 2013	December 31, 2012
	(In millions)

Fair value	$7,671	$8,368
Carrying value	7,056	7,355

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

WEATHERFORD INTERNATIONAL LTD. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Fair Value Hedges
From time to time we may use interest rate swaps to help mitigate exposures related to changes in the fair values of our debt.  Amounts paid or received upon termination of interest rate swaps accounted for as fair value hedges represent the fair value of the agreements at the time of termination and are recorded as an adjustment to the carrying value of the related debt.  These amounts are amortized as a reduction, in the case of gains, or as an increase, in the case of losses, of interest expense over the remaining term of the debt. As of September 30, 2013, we had net unamortized gains of $44 million associated with interest rate swap terminations.  These gains are being amortized over the remaining term of the originally hedged debt as a reduction in interest expense.
Cash Flow Hedges
We entered into interest rate derivative instruments to hedge projected exposures to interest rates in anticipation of a debt offering in 2008.  Those hedges were terminated at the time of the issuance of the debt, and the loss on these hedges is being amortized from accumulated other comprehensive income (loss) into interest expense over the remaining term of the debt.  As of September 30, 2013, we had net unamortized losses of $11 million associated with our cash flow hedge terminations.
Other Derivative Instruments
As of September 30, 2013, we had foreign currency forward contracts with notional amounts aggregating to $753 million. These contracts were entered into to hedge exposure to currency fluctuations in various foreign currencies.  The total estimated fair value of these contracts, and amounts receivable or owed associated with closed contracts, resulted in a net liability of approximately $11 million.  These derivative instruments were not designated as hedges and the changes in fair value of the contracts are recorded each period in other, net in the accompanying Condensed Consolidated Statements of Operations.
We have cross-currency swaps between the U.S. dollar and Canadian dollar to hedge certain exposures to the Canadian dollar.  At September 30, 2013, we had notional amounts outstanding of $168 million.  The total estimated fair value of these contracts at September 30, 2013, resulted in a liability of $27 million. These derivative instruments were not designated as hedges and the changes in fair value of the contracts are recorded each period in other, net in the accompanying Condensed Consolidated Statements of Operations.
The fair values of outstanding derivative instruments are summarized as follows:

	September 30, 2013	December 31, 2012	Classifications
	(In millions)

Derivative assets not designated as hedges:
Foreign currency forward contracts	$7	$5	Other Current Assets

Derivative liabilities not designated as hedges:
Foreign currency forward contracts	(18)	(20)	Other Current Liabilities
Cross-currency swap contracts	(27)	(34)	Other Liabilities

9.    Income Tax
For the three and nine months ended September 30, 2013, we had a tax provision of $49 million and $74 million on income before tax of $80 million and $24 million.  Our effective tax rate for the three and nine months ended September 30, 2013 is 61% and 308%, respectively.  Our income before taxes for the nine months ended September 30, 2013 includes a $153 million charge for the potential settlement of the oil-for-food and Foreign Corrupt Practices Act matters with no tax benefit. Our tax provision for the three months ended September 30, 2013 includes discrete tax benefits primarily due to audit closures and tax planning activities, which decreased our effective tax rate for the period.  Our provision for the nine months ended September 30, 2013, in addition to items above, also includes discrete tax benefits due to the devaluation of the Venezuelan bolivar, return-to-accrual adjustments, decreases in reserves for uncertain tax positions due to statute of limitation expiration and the enactment of the American Taxpayer Relief Act, which decreased our effective tax rate for the period.

WEATHERFORD INTERNATIONAL LTD. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

For the three and nine months ended September 30, 2012, we had a tax provision of $86 million and $259 million on income before tax of $163 million and loss before tax of $377 million. Our effective tax rate for the three and nine months ended September 30, 2012 was 53% and (69)%, respectively.  Our loss before taxes for the nine months ended September 30, 2012 includes a $589 million charge for the impairment of goodwill, substantially all of which was non- deductible, a $204 million equity method impairment charge and a $100 million accrual for a loss contingency, both of which were fully non-deductible.
We anticipate a possible reduction in the balance of uncertain tax positions between $60 million to $100 million in the next twelve months due to expiration of statutes of limitations, settlements and/or conclusions of tax examinations.
10.    Shareholders' Equity
The following summarizes our shareholders' equity activity for the nine months ended September 30, 2013 and 2012:

	Issued Shares	Capital In Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Shares	Noncontrolling Interests	Total
	(In millions)

Balance at December 31, 2011	$769	$4,675	$4,134	$80	$(334)	$21	$9,345
Net Income (Loss)	—	—	(656)	—	—	20	(636)
Other Comprehensive Loss	—	—	—	83	—	—	83
Dividends Paid to Noncontrolling Interests	—	—	—	—	—	(16)	(16)
Shares Issued for Acquisitions	—	(27)	—	—	66	—	39
Equity Awards Granted, Vested and Exercised	—	(16)	—	—	51	—	35
Other	6	51	—	—	—	8	65
Balance at September 30, 2012	$775	$4,683	$3,478	$163	$(217)	$33	$8,915

Balance at December 31, 2012	$775	$4,674	$3,356	$163	$(182)	$32	$8,818
Net Income (Loss)	—	—	(74)	—	—	24	(50)
Other Comprehensive Loss	—	—	—	(226)	—	—	(226)
Dividends Paid to Noncontrolling Interests	—	—	—	—	—	(19)	(19)
Equity Awards Granted, Vested and Exercised	—	(51)	—	—	109	—	58
Other	—	(4)	—	—	—	4	—
Balance at September 30, 2013	$775	$4,619	$3,282	$(63)	$(73)	$41	$8,581

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

WEATHERFORD INTERNATIONAL LTD. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The following table presents the changes in our accumulated other comprehensive income by component for the nine months ended September 30, 2013 and 2012:

	Currency Translation Adjustment	Defined Benefit Pension	Deferred Loss on Derivatives	Total
	(In millions)

Balance at December 31, 2011	$127	$(36)	$(11)	$80

Other comprehensive income before reclassifications	82	—	—	82
Reclassifications	—	1	—	1
Net activity	82	1	—	83

Balance at September 30, 2012	$209	$(35)	$(11)	$163

Balance at December 31, 2012	$213	$(40)	$(10)	$163

Other comprehensive loss before reclassifications	(190)	—	—	(190)
Reclassifications	(37)	1	—	(36)
Net activity	(227)	1	—	(226)

Balance at September 30, 2013	$(14)	$(39)	$(10)	$(63)

The reclassification from the currency translation adjustment component of other comprehensive income includes $30 million from the sale of our industrial screen business.  This amount was recognized in the gain on sale of business line in our Condensed Consolidated Statement of Operations in the nine months ended September 30, 2013.

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
The following table presents a reconciliation of basic and diluted weighted average of shares outstanding:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
	(In millions)

Basic weighted average shares outstanding	773	767	771	764
Dilutive effect of:
Stock options, restricted shares and performance units	6	4	—	—
Diluted weighted average shares outstanding	779	771	771	764

WEATHERFORD INTERNATIONAL LTD. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Our diluted weighted average shares outstanding for the three and nine months ended September 30, 2013 and 2012, exclude potential shares that are anti-dilutive, such as options where the exercise price exceeds the current market price of our stock.  In addition, diluted weighted average shares outstanding for the nine months ended September 30, 2013 and 2012, exclude potential shares for stock options, restricted shares and performance units outstanding as we have net losses for those periods and their inclusion would be anti-dilutive.
The following table discloses the number of anti-dilutive shares excluded:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
	(In millions)

Anti-dilutive potential shares	2	3	2	3
Anti-dilutive potential shares due to net loss	—	—	5	4

12.    Share-Based Compensation
We recognized the following employee share-based compensation expense during the three and nine months ended September 30, 2013 and 2012:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
	(In millions)

Share-based compensation	$18	$17	$45	$54
Related tax benefit	5	6	9	19

During the nine months ended September 30, 2013, we issued 1.9 million performance units, which will vest with continued employment and if the Company meets certain market-based performance goals. The performance units have a weighted average grant date fair value of $10.81 per share based on the Monte Carlo simulation method.  As of September 30, 2013, there was $20 million of unrecognized compensation expense related to our performance units.  This cost is expected to be recognized over a weighted average period of two years.

During the nine months ended September 30, 2013, we also granted 4.1 million restricted share awards at a weighted average grant date fair value of $13.08 per share.  As of September 30, 2013, there was $74 million of unrecognized compensation related to our unvested restricted share grants. This cost is expected to be recognized over a weighted average period of two years.

WEATHERFORD INTERNATIONAL LTD. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

13.    Segment Information
Financial information by segment is summarized below.  Revenues are attributable to countries based on the ultimate destination of the sale of products or performance of services.

	Three Months Ended September 30, 2013
	Net Operating Revenues	Income from Operations	Depreciation and Amortization
	(In millions)

North America	$1,597	$215	$108
MENA/Asia Pacific	819	(38)	101
Europe/SSA/Russia	691	103	69
Latin America	713	115	71
	3,820	395	349
Corporate and Research and Development	—	(110)	3
Other (a)	—	(46)	—
Total	$3,820	$239	$352

	Three Months Ended September 30, 2012
	Net Operating Revenues	Income from Operations	Depreciation and Amortization
	(In millions)

North America	$1,725	$268	$108
MENA/Asia Pacific	700	22	90
Europe/SSA/Russia	626	88	63
Latin America	768	97	61
	3,819	475	322
Corporate and Research and Development	—	(116)	7
Other (b)	—	(44)	—
Total	$3,819	$315	$329

a)
The three months ended September 30, 2013, includes $16 million in professional fees and expenses related to the historical U.S. government investigations and the on-going remediation of our material weakness related to income taxes as well as $30 million in severance, exit and other charges, including $20 million in severance.

b)
The three months ended September 30, 2012, includes $27 million in professional fees and expenses related to the historical U.S. government investigations and the on-going remediation of our material weakness related to income taxes as well as $11 million in fees and expenses associated with our third quarter 2012 debt consent solicitation and severance, exit and other charges of $6 million.

WEATHERFORD INTERNATIONAL LTD. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

	Nine Months Ended September 30, 2013
	Net Operating Revenues	Income From Operations	Depreciation and Amortization
	(In millions)

North America	$4,818	$606	$318
MENA/Asia Pacific	2,523	49	292
Europe/SSA/Russia	2,005	251	208
Latin America	2,179	303	207
	11,525	1,209	1,025
Corporate and Research and Development	—	(345)	14
U.S. Government Investigation Loss Contingency	—	(153)	—
Other (a)	—	(138)	—
Total	$11,525	$573	$1,039

	Nine Months Ended September 30, 2012
	Net Operating Revenues	Income From Operations	Depreciation and Amortization
	(In millions)

North America	$5,142	$852	$304
MENA/Asia Pacific	1,944	6	258
Europe/SSA/Russia	1,850	256	184
Latin America	2,221	270	175
	11,157	1,384	921
Corporate and Research and Development	—	(341)	18
Goodwill and Equity Investment Impairment	—	(793)	—
U.S. Government Investigation Loss Contingency	—	(100)	—
Other (b)	—	(97)	—
Total	$11,157	$53	$939

a)
The nine months ended September 30, 2013, includes $60 million in professional fees and expenses related to the historical U.S. government investigations and the on-going remediation of our material weakness related to income taxes as well as severance, exit and other charges of $78 million, including $64 million of severance and an $8 million gain related to the sale of our industrial screen business.

b)
The nine months ended September 30, 2012, includes $55 million in professional fees and expenses related to the historical U.S. government investigations and the on-going remediation of our material weakness related to income taxes, $11 million in fees and expenses associated with our third quarter 2012 debt consent solicitation, as well as and severance, exit and other charges of $59 million offset by a $28 million gain related to the sale of our subsea controls business.

WEATHERFORD INTERNATIONAL LTD. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

During the three and nine months ended September 30, 2013, we recognized estimated project losses of $85 million and $84 million related to our long-term early production facility construction contracts in Iraq accounted for under the percentage-of-completion method.  Total estimated losses on these projects were $160 million at September 30, 2013.  In the nine months ended September 30, 2012, we recognized losses of $87 million related to a long-term early production facility construction contract in Iraq.  As of September 30, 2013, our project estimates include $36 million of claims revenue.
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
Effective March 31, 2008, we substantially completed our winding down of business in these countries and conducted further withdrawal activities, pursuant to the licenses issued by OFAC, which have now ceased. Certain of our subsidiaries continue to conduct business in countries such as Myanmar, which was subject to more limited U.S. trading sanctions until 2012.
We have been in negotiations with the government agencies to resolve the investigation into alleged violations of the trade sanctions laws for more than two years, and these negotiations have advanced significantly.  During the quarter ended June 30, 2012, the negotiations progressed to a point where we recognized a liability for a loss contingency that we believe is probable and for which a reasonable estimate can be made.  The Company estimates that the amount of this loss is $100 million and recognized a loss contingency equal to such amount in the quarter ended June 30, 2012.  We have reached agreements of terms and fine payments relating to the alleged violations of the trade sanctions laws with the DOJ and government agency representatives.  Final settlement will require definitive documentation, acceptance by supervising officials and judicial approval.  The proposed agreement contemplates total payments to government agencies of $100 million, the amount for which the Company recognized a loss contingency in the quarter ended June 30, 2012.  The settlement would also require an agreement under which criminal prosecution for the Company would be deferred for two years and plea agreements imposing potential criminal convictions on two of the Company's subsidiaries.
Until 2003, we participated in the United Nations oil-for-food program governing sales of goods and services into Iraq. The DOJ and SEC have undertaken investigations of our participation in the oil-for-food program and have subpoenaed certain documents in connection with these investigations.  We have cooperated fully with these investigations. We have retained legal counsel, reporting to our Audit Committee, to investigate this matter. The DOJ and SEC have also investigated our compliance with the Foreign Corrupt Practices Act ("FCPA") and other laws worldwide. We have retained legal counsel, reporting to our Audit Committee, to investigate these matters and we are cooperating fully with the DOJ and SEC.  As part of our internal investigations, we have uncovered potential violations of U.S. law in connection with activities in several jurisdictions.

WEATHERFORD INTERNATIONAL LTD. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

We have been in frequent negotiations with the government agencies to resolve these matters. During the quarter ended June 30, 2013, negotiations related to the oil-for-food and FCPA matters progressed to a point where we recognized a liability for a loss contingency that we believe is probable and for which a reasonable estimate can be made.  The Company estimates that the amount of this loss is $153 million and recognized a loss contingency equal to such amount in the quarter ended June 30, 2013.  Since our last 10-Q filing, substantial progress in the negotiations was made, and these negotiations have recently concluded. These negotiations have resulted in agreements with representatives of the DOJ and the SEC enforcement staff relating to terms and total payments to be made to government agencies relating to the oil-for-food and FCPA matters subject in each case to final review and approval by the DOJ and SEC Commission as well as judicial approval.  The agreements would require total payments to government agencies equal to the $153 million loss contingency that the Company recognized in the quarter ended June 30, 2013.  The agreements would also include (1) an agreement under which criminal prosecution for the Company would be deferred for three years and a plea agreement would impose a criminal conviction on one of the Company's subsidiaries; (2) a requirement to retain, for a period of at least 18 months, an independent monitor responsible to assess the Company's compliance with the terms of the agreement so as to address and reduce the risk of recurrence of alleged misconduct, after which the Company would continue to evaluate its own compliance program and make periodic reports to the DOJ and SEC; and (3) a requirement to maintain agreed compliance monitoring and reporting systems.  If final settlement terms differ from the agreements we have reached with DOJ and SEC representatives or if necessary approvals are not ultimately obtained, we could become subject to injunctive relief, disgorgement, fines, penalties, sanctions or imposed modifications to business practices that could adversely affect our results of operations.
The SEC and DOJ are also investigating the circumstances surrounding the material weakness in the Company's internal control over financial reporting for income taxes that was disclosed in a notification of late filing on Form 12b-25 filed on March 1, 2011 and in current reports on Form 8-K filed on February 21, 2012 and on July 24, 2012 and the subsequent restatements of our historical financial statements. We are cooperating fully with these investigations.  We are unable to predict the outcome of these matters due to the inherent uncertainties they present while investigations are pending, and we are unable to predict potential outcomes or estimate the range of potential loss contingencies, if any.  The government, generally, has a broad range of civil and criminal penalties available, for these types of matters, under applicable law and regulation, including injunctive relief, fines, penalties and modifications to business practices, some of which, if imposed on the Company, could be material to our business, financial condition or results of operations. In September 2013, we also received the final decision of the SIX Swiss Exchange Sanction Commission regarding its investigation for similar internal controls and restatement matters.  The decision resulted in a fine of $270,000 plus costs; we do not plan to appeal.

WEATHERFORD INTERNATIONAL LTD. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Shareholder Litigation
In 2010, three shareholder derivative actions were filed, purportedly on behalf of the Company, asserting breach of duty and other claims against certain current and former officers and directors of the Company related to the oil for food, FCPA and trade sanctions U.S. government investigations disclosed above and in our SEC filings since 2007.  Those shareholder derivative cases are pending in the Harris County, Texas, civil court and are captioned Neff v. Brady, et al., No. 201040764, Hess v. Duroc-Danner, et al., No. 201040765, and Rosner v. Brady, et al., No. 201047343.
In March 2011, a purported shareholder class action captioned Dobina v. Weatherford International Ltd., et al., No. 1:11-cv-01646-LAK (SDNY), was filed in the U.S. District Court for the Southern District of New York, following the Company's announcement on March 1, 2011 of a material weakness in its internal controls over financial reporting for income taxes, and restatement of our historical financial statements.  The Dobina complaint alleged violation of the federal securities laws by the Company and certain current and former officers and directors.  Also in March 2011, a shareholder derivative action, Iron Workers Mid-South Pension Fund v. Duroc-Danner, et al., No. 201119822, was filed in Harris County, Texas, civil court purportedly on behalf of the Company against certain current and former officers and directors, alleging breaches of duty related to the material weakness and restatement announcements.  In February 2012, a second shareholder derivative action,  Wandel v. Duroc-Danner, et al., No. 1:12-cv-01305-LAK (SDNY), was filed in federal court in the Southern District of New York.  In March 2012, a second purported securities class action captioned Freedman v. Weatherford International Ltd., et al., No. 1:12-cv-02121-LAK (SDNY) was filed in the Southern District of New York against the Company, and certain current and former officers.  That case alleges violation of the federal securities laws related to the restatement of our historical financial statements announced on February 21, 2012, and later added claims related to the announcement of a subsequent restatement on July 24, 2012.
We cannot predict the outcome of these cases including the amount of any possible loss.  If one or more negative outcomes were to occur relative to these cases, the aggregate impact to our financial condition could be material.
Other Disputes
A former Senior Vice President and General Counsel (the "Executive") left the Company in June 2009. The Executive had employment agreements with us that terminated on his departure. There is currently a dispute between the Executive and us as to the amount of compensation we are obligated to pay under these employment agreements based on the Executive's separation. This dispute has not resulted in a lawsuit being filed. It is our belief that an unfavorable outcome regarding this dispute is not probable, and as such, we have not accrued for $9 million of the Executive's claimed severance and other benefits.
Additionally, we are aware of various disputes and potential claims and are a party in various litigation involving claims against us, some of which are covered by insurance. For claims, disputes and pending litigation in which we believe a negative outcome is probable and a loss can be reasonably estimated, we have recorded a liability for the expected loss. These liabilities are immaterial to our financial condition and results of operations. In addition we have certain claims, disputes and pending litigation in which we do not believe a negative outcome is probable or for which we can only estimate a range of liability.  If one or more negative outcomes were to occur relative to these matters, the aggregate impact to our financial condition could be material.
15.    New Accounting Pronouncements
In February 2013, the FASB issued new guidance intended to improve the reporting of reclassifications out of accumulated other comprehensive income. The guidance requires an entity to report the effect of significant reclassifications out of accumulated other comprehensive income on the respective line items in net income if the amount being reclassified is required under U.S. GAAP to be reclassified in its entirety to net income. For other amounts that are not required under U.S. GAAP to be reclassified in their entirety from accumulated other comprehensive income to net income in the same reporting period, an entity is required to cross-reference other disclosures required under U.S. GAAP that provide additional detail about those amounts. This guidance became effective for us in our second quarter of 2013.  Please see Note 10 — Shareholders' Equity, which presents the reclassifications out of Accumulated Other Comprehensive Income.

WEATHERFORD INTERNATIONAL LTD. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

In July 2013, the FASB issued new guidance intended to clarify the presentation of unrecognized tax benefits. An unrecognized tax benefit, or a portion of an unrecognized tax benefit, should be presented in the financial statements as a reduction to a deferred tax asset for a net operating loss carry forward, a similar tax loss, or a tax credit carryforward, with certain exceptions.  The unrecognized tax benefit should be presented as a liability and should not be combined with deferred tax assets to the extent that: 1) the deferred tax asset is not available under the tax law of the applicable jurisdiction to settle additional income taxes resulting from disallowance of the tax position, or 2) the entity is not required to use the deferred tax asset under the tax law of the applicable jurisdiction and the entity does not intend to use the deferred tax asset to offset additional taxes that would result from disallowance of the position.  This guidance will be effective for us beginning with the first quarter of 2014 and may be adopted prospectively for all unrecognized tax benefits that exist at the effective date or retrospectively.  The adoption of this guidance is not expected to have a material impact on our financial position, results of operations or cash flows.
16.    Condensed Consolidating Financial Statements
Weatherford International Ltd., a Swiss joint-stock company, is the ultimate parent of the Weatherford group ("Weatherford Switzerland" or "Parent").  The Parent guarantees certain obligations of Weatherford International Ltd., a Bermuda company ("Weatherford Bermuda"), and Weatherford International, LLC, a Delaware limited liability company ("Weatherford Delaware"), noted below.
The following obligations of Weatherford Delaware were guaranteed by Weatherford Bermuda at September 30, 2013 and December 31, 2012: (1) the 6.35% senior notes and (2) the 6.80% senior notes.
The following obligations of Weatherford Bermuda were guaranteed by Weatherford Delaware at September 30, 2013: (1) the revolving credit facility, (2) the 4.95% senior notes, (3) the 5.50% senior notes, (4) the 6.50% senior notes, (5) the 6.00% senior notes, (6) the 7.00% senior notes, (7) the 9.625% senior notes, (8) the 9.875% senior notes, (9) the 5.125% senior notes, (10) the 6.75% senior notes, (11) the 4.50% senior notes and (12) the 5.95% senior notes.
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
As a result of these guarantees arrangements, we are required to present the following condensed consolidating financial information.  The accompanying guarantor financial information is presented on the equity method of accounting for all periods presented.  Under this method, investments in subsidiaries are recorded at cost and adjusted for our share in the subsidiaries' cumulative results of operations, capital contributions and distributions and other changes in equity.  Elimination entries relate primarily to the elimination of investments in subsidiaries and associated intercompany balances and transactions.

WEATHERFORD INTERNATIONAL LTD. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Condensed Consolidating Balance Sheet
September 30, 2013
(Unaudited)
(In millions)

	Weatherford Switzerland	Weatherford Bermuda	Weatherford Delaware	Other Subsidiaries	Eliminations	Consolidation

Current Assets:
Cash and Cash Equivalents	$1	$3	$—	$312	$—	$316
Other Current Assets	4	45	282	8,716	(290)	8,757
Total Current Assets	5	48	282	9,028	(290)	9,073

Equity Investments in Affiliates	8,989	10,185	7,897	13,349	(40,420)	—
Shares Held in Parent	—	—	10	63	(73)	—
Intercompany Receivables, Net	—	1,503	—	—	(1,503)	—
Other Non-current Assets	7	42	15	13,800	—	13,864
Total Assets	$9,001	$11,778	$8,204	$36,240	$(42,286)	$22,937

Current Liabilities:
Short-term Borrowings and Current Portion of Long-term Debt	$—	$2,049	$23	$158	$—	$2,230
Accounts Payable and Other Current Liabilities	8	334	—	3,869	(290)	3,921
Total Current Liabilities	8	2,383	23	4,027	(290)	6,151

Long-term Debt	—	5,892	999	174	—	7,065
Intercompany Payables, Net	442	—	667	393	(1,502)	—
Other Non-current Liabilities	11	77	2	1,050	—	1,140
Total Liabilities	461	8,352	1,691	5,644	(1,792)	14,356

Weatherford Shareholders' Equity	8,540	3,426	6,513	30,555	(40,494)	8,540
Noncontrolling Interests	—	—	—	41	—	41
Total Liabilities and Shareholders' Equity	$9,001	$11,778	$8,204	$36,240	$(42,286)	$22,937

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

WEATHERFORD INTERNATIONAL LTD. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Condensed Consolidating Statements of Comprehensive Income (Loss)
Three Months Ended September 30, 2013
(Unaudited)
(In millions)

	Weatherford Switzerland	Weatherford Bermuda	Weatherford Delaware	Other Subsidiaries	Eliminations	Consolidation

Revenues	$—	$—	$—	$3,820	$—	$3,820
Costs and Expenses	(6)	—	(1)	(3,574)	—	(3,581)
Operating Income (Loss)	(6)	—	(1)	246	—	239

Other Income (Expense):
Interest Expense, Net	—	(108)	(15)	(6)	—	(129)
Intercompany Charges, Net	(2)	12	(85)	75	—	—
Equity in Subsidiary Income (Loss)	31	35	62	—	(128)	—
Other, Net	(1)	(26)	—	(3)	—	(30)
Income (Loss) Before Income Taxes	22	(87)	(39)	312	(128)	80
Benefit (Provision) for Income Taxes	—	—	35	(84)	—	(49)
Net Income (Loss)	22	(87)	(4)	228	(128)	31
Noncontrolling Interests	—	—	—	(9)	—	(9)
Net Income (Loss) Attributable to Weatherford	$22	$(87)	$(4)	$219	$(128)	$22
Comprehensive Income (Loss) Attributable to Weatherford	$118	$(10)	$73	$314	$(377)	$118

Condensed Consolidating Statements of Comprehensive Income
Three Months Ended September 30, 2012
(Unaudited)
(In millions)

	Weatherford Switzerland	Weatherford Bermuda	Weatherford Delaware	Other Subsidiaries	Eliminations	Consolidation

Revenues	$—	$—	$—	$3,819	$—	$3,819
Costs and Expenses	(8)	(11)	(2)	(3,483)	—	(3,504)
Operating Income (Loss)	(8)	(11)	(2)	336	—	315

Other Income (Expense):
Interest Expense, Net	—	(106)	(17)	(4)	—	(127)
Intercompany Charges, Net	13	7	(56)	36	—	—
Equity in Subsidiary Income (Loss)	65	70	128	—	(263)	—
Other, Net	—	(33)	—	8	—	(25)
Income (Loss) Before Income Taxes	70	(73)	53	376	(263)	163
Benefit (Provision) for Income Taxes	—	—	27	(113)	—	(86)
Net Income (Loss)	70	(73)	80	263	(263)	77
Noncontrolling Interests	—	—	—	(7)	—	(7)
Net Income (Loss) Attributable to Weatherford	$70	$(73)	$80	$256	$(263)	$70
Comprehensive Income (Loss) Attributable to Weatherford	$70	$(73)	$80	$471	$(263)	$285

WEATHERFORD INTERNATIONAL LTD. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Condensed Consolidating Statements of Income
Nine Months Ended September 30, 2013
(Unaudited)
(In millions)

	Weatherford Switzerland	Weatherford Bermuda	Weatherford Delaware	Other Subsidiaries	Eliminations	Consolidation

Revenues	$—	$—	$—	$11,525	$—	$11,525
Costs and Expenses	(24)	(122)	(2)	(10,804)	—	(10,952)
Operating Income (Loss)	(24)	(122)	(2)	721	—	573

Other Income (Expense):
Interest Expense, Net	—	(326)	(46)	(16)	—	(388)
Intercompany Charges, Net	(27)	25	(164)	166	—	—
Equity in Subsidiary Income (Loss)	(23)	213	293	—	(483)	—
Other, Net	—	(16)	(1)	(144)	—	(161)
Income (Loss) Before Income Taxes	(74)	(226)	80	727	(483)	24
Benefit (Provision) for Income Taxes	—	—	74	(148)	—	(74)
Net Income (Loss)	(74)	(226)	154	579	(483)	(50)
Noncontrolling Interests	—	—	—	(24)	—	(24)
Net Income (Loss) Attributable to Weatherford	$(74)	$(226)	$154	$555	$(483)	$(74)
Comprehensive Income (Loss) Attributable to Weatherford	$(300)	$(406)	$38	$328	$40	$(300)

Condensed Consolidating Statements of Income
Nine Months Ended September 30, 2012
(Unaudited)
(In millions)

	Weatherford Switzerland	Weatherford Bermuda	Weatherford Delaware	Other Subsidiaries	Eliminations	Consolidation

Revenues	$—	$—	$—	$11,157	$—	$11,157
Costs and Expenses	(134)	(12)	(3)	(10,955)	—	(11,104)
Operating Income (Loss)	(134)	(12)	(3)	202	—	53

Other Income (Expense):
Interest Expense, Net	—	(296)	(53)	(11)	—	(360)
Intercompany Charges, Net	(14)	22	(83)	75	—	—
Equity in Subsidiary Income (Loss)	(507)	(454)	(65)	—	1,026	—
Other, Net	(1)	(13)	(1)	(55)	—	(70)
Income (Loss) Before Income Taxes	(656)	(753)	(205)	211	1,026	(377)
Benefit (Provision) for Income Taxes	—	—	50	(309)	—	(259)
Net Income (Loss)	(656)	(753)	(155)	(98)	1,026	(636)
Noncontrolling Interests	—	—	—	(20)	—	(20)
Net Income (Loss) Attributable to Weatherford	$(656)	$(753)	$(155)	$(118)	$1,026	$(656)
Comprehensive Income (Loss) Attributable to Weatherford	$(656)	$(753)	$(155)	$(35)	$1,026	$(573)

WEATHERFORD INTERNATIONAL LTD. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Condensed Consolidating Statement of Cash Flows
 Nine Months Ended September 30, 2013
 (Unaudited)
(In millions)

	Weatherford Switzerland	Weatherford Bermuda	Weatherford Delaware	Other Subsidiaries	Eliminations	Consolidation

Cash Flows from Operating Activities:
Net Income (Loss)	$(74)	$(226)	$154	$579	$(483)	$(50)
Adjustments to Reconcile Net Income (Loss) to Net Cash Provided (Used) by Operating Activities:
Charges from Parent or Subsidiary	27	(25)	164	(166)	—	—
Equity in (Earnings) Loss of Affiliates	23	(213)	(293)	—	483	—
Deferred Income Tax Provision (Benefit)	—	—	—	(168)	—	(168)
Other Adjustments	208	625	34	(82)	—	785
Net Cash Provided (Used) by Operating Activities	184	161	59	163	—	567

Cash Flows from Investing Activities:
Capital Expenditures for Property, Plant and Equipment	—	—	—	(1,211)	—	(1,211)
Acquisitions of Businesses, Net of Cash Acquired	—	—	—	(7)	—	(7)
Acquisition of Intellectual Property	—	—	—	(7)	—	(7)
Proceeds from Sale of Assets and Businesses, Net	—	—	—	74	—	74
Capital Contribution to Subsidiary	(129)	—	—	—	129	—
Net Cash Provided (Used) by Investing Activities	(129)	—	—	(1,151)	129	(1,151)

Cash Flows from Financing Activities:
Borrowings (Repayments) Short-term Debt, Net	—	905	(4)	31	—	932
Borrowings (Repayments) Long-term Debt, Net	—	(294)	(18)	(17)	—	(329)
Borrowings (Repayments) Between Subsidiaries, Net	(54)	(769)	(37)	860	—	—
Proceeds from Capital Contribution	—	—	—	129	(129)	—
Other, Net	—	—	—	1	—	1
Net Cash Provided (Used) by Financing Activities	(54)	(158)	(59)	1,004	(129)	604

Effect of Exchange Rate Changes on Cash and Cash Equivalents	—	—	—	(4)	—	(4)

Net Increase (Decrease) in Cash and Cash Equivalents	1	3	—	12	—	16
Cash and Cash Equivalents at Beginning of Period	—	—	—	300	—	300
Cash and Cash Equivalents at End of Period	$1	$3	$—	$312	$—	$316

WEATHERFORD INTERNATIONAL LTD. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Condensed Consolidating Statement of Cash Flows
Nine Months Ended September 30, 2012
(Unaudited)
(In millions)

	Weatherford Switzerland	Weatherford Bermuda	Weatherford Delaware	Other Subsidiaries	Eliminations	Consolidation

Cash Flows from Operating Activities:
Net Income (Loss)	$(656)	$(753)	$(155)	$(98)	$1,026	$(636)
Adjustments to Reconcile Net Income (Loss) to Net Cash Provided (Used) by Operating Activities:
Charges from Parent or Subsidiary	14	(22)	83	(75)	—	—
Equity in (Earnings) Loss of Affiliates	507	454	65	—	(1,026)	—
Deferred Income Tax Provision (Benefit)	—	—	(59)	95	—	36
Other Adjustments	138	(139)	325	792	—	1,116
Net Cash Provided (Used) by Operating Activities	3	(460)	259	714	—	516

Cash Flows from Investing Activities:
Capital Expenditures for Property, Plant and Equipment	—	—	—	(1,670)	—	(1,670)
Acquisitions of Businesses, Net of Cash Acquired	(29)	—	—	(127)	—	(156)
Acquisition of Intellectual Property	—	—	—	(16)	—	(16)
Acquisition of Equity Investments in Unconsolidated Affiliates	—	—	—	(8)	—	(8)
Proceeds from Sale of Assets and Businesses, Net	—	—	—	33	—	33
Capital Contribution to Subsidiary	(30)	(18)	(118)	118	48	—
Net Cash Provided (Used) by Investing Activities	(59)	(18)	(118)	(1,670)	48	(1,817)

Cash Flows from Financing Activities:
Borrowings (Repayments) Short-term Debt, Net	—	239	—	18	—	257
Borrowings (Repayments) Long-term Debt, Net	—	1,295	(16)	(277)	—	1,002
Borrowings (Repayments) Between Subsidiaries, Net	56	(1,055)	(120)	1,119	—	—
Proceeds from Capital Contribution	—	—	—	48	(48)	—
Other, Net	—	—	—	35	—	35
Net Cash Provided (Used) by Financing Activities	56	479	(136)	943	(48)	1,294

Effect of Exchange Rate Changes on Cash and Cash Equivalents	—	—	—	1	—	1

Net Increase (Decrease) in Cash and Cash Equivalents	—	1	5	(12)	—	(6)
Cash and Cash Equivalents at Beginning of Period	—	—	—	371	—	371
Cash and Cash Equivalents at End of Period	$—	$1	$5	$359	$—	$365

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Our Management's Discussion and Analysis of Financial Condition and Results of Operations ("MD&A") begins with an executive level overview, which provides a general description of our company today, a synopsis of industry market trends, insight into management's perspective of the opportunities and challenges we face and our outlook for the remainder of 2013. Next, we analyze the results of our operations for the three and nine months ended September 30, 2013 and 2012, including the trends in our business and review our liquidity and capital resources. We conclude with a discussion of our critical accounting policies and estimates and a summary of recently issued accounting pronouncements. The "Company," "we," "us" and "our" refer to Weatherford International Ltd., a Swiss joint-stock corporation and its subsidiaries on a consolidated basis.
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
We may sell our products and services separately or may bundle them together to provide integrated solutions, up to and including integrated well construction where we are responsible for the entire process of drilling, constructing and completing a well.  Our customers include both exploration and production companies and other oilfield service companies.  Depending on the service line, customer and location, our contracts vary in their terms, provisions and indemnities.  We earn revenues under our contracts when products and services are delivered.  Typically, we provide products and services at a well site where our personnel and equipment may be located together with personnel and equipment of our customer and third parties, such as other service providers.  Our services are usually short-term in nature; day-rate based and cancelable should our customer wish to alter the scope of work.  Consequently, our backlog of firm orders is not material to the company.
We conduct operations in over 100 countries and have service and sales locations in nearly all of the oil and natural gas producing regions in the world.  Our operational performance is reviewed on a geographic basis and we report the following regions as separate, distinct reporting segments: North America, Latin America, Europe/Sub-Sahara Africa ("SSA")/Russia and Middle East/North Africa ("MENA")/Asia Pacific.
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
	WTI Oil (a)	Henry Hub Gas (b)	North American Rig Count (c)	International Rig Count (c)

September 30, 2013	$101.90	$3.56	2,132	1,285
December 31, 2012	91.82	3.35	2,178	1,260
September 30, 2012	92.19	3.32	2,231	1,260

(a)	Price per barrel of West Texas Intermediate ("WTI") crude oil of the date indicated at Cushing Oklahoma – Source: Thomson Reuters
(b)	Price per MM/BTU as of the date indicated at Henry Hub Louisiana – Source: Thomson Reuters
(c)	Average rig count for the period indicated – Source: Baker Hughes Rig Count

Oil prices increased during the first nine months of 2013, ranging from a low of $86.68 per barrel in mid April to a high of $110.53 per barrel in early September.  Natural gas prices increased during the first nine months of 2013 and ranged from a high of $4.41 MM/BTU in the middle part of April to a low of $3.11 MM/BTU in early January.  Factors influencing oil and natural gas prices during the period include hydrocarbon inventory levels, realized and expected economic growth, realized and expected levels of hydrocarbon demand, levels of spare production capacity within the Organization of Petroleum Exporting Countries ("OPEC"), weather and geopolitical uncertainty.
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
We believe that the remainder of 2013 will continue to be positive for both North American and international operations.  In the near term, and into 2014, we expect continued improvement in North America with gains in both top-line and margin driven by formation evaluation, production and well construction. Internationally, forecasts for the near term as well as the upcoming year anticipate stronger revenue growth at similar margins in Latin America, due to a recovery of activity in several countries, and in Europe, SSA and Russia driven by well construction and other contributing factors. MENA will begin to recover its status as a positive contributor with improved margins provided by our core service lines: well construction, formation evaluation, completion and production.
Results of Operations
The following charts contain selected financial data comparing our consolidated and segment results from operations for the three and nine months ended September 30, 2013 and 2012:
	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
	(In millions, except per share amounts)
Revenues:
North America	$1,597	$1,725	$4,818	$5,142
MENA/Asia Pacific	819	700	2,523	1,944
Europe/SSA/Russia	691	626	2,005	1,850
Latin America	713	768	2,179	2,221
	3,820	3,819	11,525	11,157

Operating Income:
North America	215	268	606	852
MENA/Asia Pacific	(38)	22	49	6
Europe/SSA/Russia	103	88	251	256
Latin America	115	97	303	270
Research and Development	(65)	(68)	(203)	(194)
Corporate Expenses	(45)	(48)	(142)	(147)
Goodwill and Equity Investment Impairment	—	—	—	(793)
U.S. Government Investigation Loss Contingency	—	—	(153)	(100)
Other Items	(46)	(44)	(138)	(97)
	239	315	573	53

Interest Expense, Net	(129)	(127)	(388)	(360)
Devaluation of Venezuelan Bolivar	—	—	(100)	—
Other, Net	(30)	(25)	(61)	(70)

Net Income (Loss) per Diluted Share	0.03	0.09	(0.10)	(0.86)

Depreciation and Amortization	352	329	1,039	939

Revenues
The following chart contains consolidated revenue percentages by product line for the three and nine months ended September 30, 2013 and 2012:
	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012

Formation Evaluation and Well Construction	61%	56%	60%	56%
Completion and Production	39%	44%	40%	44%
	100%	100%	100%	100%

Consolidated revenues increased $1 million in the third quarter of 2013 as compared to the third quarter of 2012. This increase outpaced the 2% decrease in average total rig count over the comparable period primarily attributable to a 4% decrease in the North American rig count offset by the increase in rig count internationally. International revenues increased $129 million, or 6%, in the third quarter of 2013, as compared to the third quarter of 2012. Increased activity in the eastern hemisphere primarily due to higher demand for our drilling services and well construction product lines contributed to the increase over the year-ago period. Revenue in our North American segment decreased $128 million, or 7%, in the third quarter of 2013 compared to the same quarter of the prior year largely due to a decline in our Completion and Production product line where lower natural gas drilling activity coupled with increased pricing pressure led to a decline in our U.S. pressure pumping business.  Completion and Production revenue was also negatively impacted in the third quarter of 2013 by the sale of our industrial screen business in the first and second quarters of 2013.
Consolidated revenues increased $368 million, or 3%, in the first nine months of 2013 as compared to the first nine months of 2012, mostly driven by an increase in international revenues of $692 million, or 12%, in the nine months of 2013, as compared to the nine months of 2012. Increased activity in the eastern hemisphere primarily due to higher demand for our drilling services, well construction, integrated drilling and fishing and re-entry product lines were the largest contributors to the increase over the year-ago period. Revenue in our North American segment decreased $324 million, or 6%, in the nine months of 2013 compared to the prior year nine months, largely due to a decline in our Completion and Production product line.  The decline resulted from reduced demand and the associated increase in pricing pressure on our pressure pumping business as well as the sale of our industrial screen business in the first and second quarter of 2013.
Operating Income
Consolidated operating income decreased $76 million or 24%, in the third quarter of 2013 as compared to the third quarter of 2012.  Our operating segments contributed $80 million to the decrease compared to the third quarter of 2012 primarily due to pricing pressure and decreased demand across most product lines in our North American segment. This was partially offset by a decline in corporate, research and development expenses.
Other items of $46 million in the third quarter of 2013 included $16 million in professional fees and expenses related to the on-going U.S. government investigations and the on-going remediation of our material weakness related to income taxes as well as $30 million in severance, exit and other charges, including $20 million in severance.  Other items of $44 million in the third quarter of 2012 included $27 million in professional fees and expenses related to the on-going U.S. government investigations and the on-going remediation of our material weakness related to income taxes as well as $11 million in fees and expenses associated with our third quarter 2012 debt consent solicitation and severance, exit and other charges of $6 million.
During the nine months ended September 30, 2013, we recorded a $153 million accrual for a loss contingency related to U.S. government investigations related to Foreign Corrupt Practices Act and oil-for-food matters. During the nine months ended September 30, 2012, we recorded impairment charges of $793 million related to goodwill and equity investments, and recorded a $100 million accrual for a loss contingency related to U.S. government investigations related to sanctioned country matters.
Other items of $138 million for the nine months ended September 30, 2013 includes $60 million in professional fees and expenses related to the on-going US government investigations and the on-going remediation of our material weakness related to income taxes as well as severance, exit and other charges of $78 million, including $64 million of severance and an $8 million gain related to the sale of our industrial screen business.
Other items for the nine months ended September 30, 2012 includes $55 million in professional fees and expenses related to the on-going US government investigations and the on-going remediation of our material weakness related to income taxes, $11 million in fees and expenses associated with our third quarter 2012 debt consent solicitation, as well as and severance, exit and other charges of $59 million offset by a $28 million gain related to the sale of our subsea controls business.

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
Interest Expense, Net
Interest expense, net increased $2 million, or 2% in the third quarter of 2013 and $28 million, or 8% for the nine months ended September 30, 2013, as compared to the same periods of the prior year, due to increases in overall indebtedness.
Income Taxes
For the three and nine months ended September 30, 2013, we had a tax provision of $49 million and $74 million on income before tax of $80 million and $24 million.  Our effective tax rate for the three and nine months ended September 30, 2013 is 61% and 308%, respectively.  Our income before taxes for the nine months ended September 30, 2013 includes a $153 million charge for the potential settlement of the oil-for-food and Foreign Corrupt Practices Act matters with no tax benefit. Our tax provision for the three months ended September 30, 2013 includes discrete tax benefits primarily due to audit closures and tax planning activities, which decreased our effective tax rate for the period.  Our provision for the nine months ended September 30, 2013, in addition to items above, also includes discrete tax benefits due to the devaluation of the Venezuelan bolivar, return-to-accrual adjustments, decreases in reserves for uncertain tax positions due to statute of limitation expiration and the enactment of the American Taxpayer Relief Act, which decreased our effective tax rate for the period.
For the three and nine months ended September 30, 2012, we had a tax provision of $86 million and $259 million on income before tax of $163 million and loss before  tax of $377 million. Our effective tax rate for the three and nine months ended September 30, 2012 was 53% and (69)%, respectively.  Our loss before taxes for the nine months ended September 30, 2012, includes a $589 million charge for the impairment of goodwill, substantially all of which was non-deductible, a $204 million equity method impairment charge and a $100 million accrual for a loss contingency, both of which were fully non-deductible.
We anticipate a possible reduction in the balance of uncertain tax positions between $60 million to $100 million in the next twelve months due to expiration of statutes of limitations, settlements and/or conclusions of tax examinations.
Segment Results
North America
North American revenues decreased $128 million, or 7%, in the third quarter of 2013, as compared to the third quarter of 2012 and $324 million, or 6%, during the nine month period ended September 30, 2013.  Average North American rig count decreased 4% and 9% over the three and nine month periods, respectively.  The decline was primarily due to reduced demand and pricing pressure in our stimulation and chemical and completions product lines, as well as a decline in our industrial screens product due to the sale of our industrial screen business units in 2013. These declines were partially offset by an increase in revenues from our well construction and pipeline and specialty services product lines in the US.
Operating income decreased $53 million, or 20%, in the third quarter of 2013, as compared to the third quarter of the prior year.  Operating margins were 13.5% in the third quarter of 2013 and 15.5% in the third quarter of 2012.  Declines in operating margin are primarily attributable to stimulation and chemicals margin declines due to price reductions and higher fixed costs, as well as lower gross profit in drilling services driven by a decline in activity. Operating margins were 12.6% in the nine months ended September 30, 2013, compared to 16.6% for the first nine months of 2012.  These margin declines were partially offset by increases in artificial lift operating margins due to increased demand and utilization of our services.
In 2012, the carrying value of our guar inventory, a component of certain drilling fluids, was adjusted to the lower of cost or market. In the first nine months of 2013, we sold $24 million of our guar inventory, which was our entire guar inventory adjusted to market value in 2012, at a zero margin.

MENA/Asia Pacific
MENA/Asia Pacific revenues increased $119 million, or 17%, in the third quarter of 2013, as compared to the third quarter of 2012 and $579 million or 30% during the first nine months of 2013, as compared to the same period of the prior year.  The increased revenue was due to higher demand for our drilling services, well construction, and artificial lift product lines.
Operating income decreased $60 million during the third quarter of 2013, compared to the same quarter of the prior year and increased $43 million during the nine months ended September 30, 2013, compared to the same period of the prior year.  The 2013 decrease in operating income is primarily due to increased costs in drilling services and integrated drilling, as well as additional losses on a long-term early production facility construction contract in Iraq accounted for under the percentage of completion method.
During the three and nine months ended September 30, 2013, we recognized estimated project losses of $85 million and $84 million related to our long-term early production facility construction contracts in Iraq accounted for under the percentage-of-completion method.  Total estimated losses on these projects were $160 million at September 30, 2013.  In the nine months ended September 30, 2012, we recognized losses of $87 million related to a long-term early production facility construction contract in Iraq.  As of September 30, 2013, our project estimates include $36 million of claims revenue.
Europe/SSA/Russia
Revenues in our Europe/SSA/Russia segment increased $65 million, or 10%, in the third quarter of 2013, compared to the same quarter of the prior year and $155 million, or 8%, in the nine months ended September 30, 2013, compared to the same period in the prior year.  The region realized strong performances due to increased activity in Russia and SSA due to higher demand for our drilling services and integrated drilling product lines in the current quarter as compared to the same period of the prior year.
Operating income increased $15 million, or 17%, in the third quarter of 2013, as compared to the same quarter of 2012 and decreased $5 million or 2% during the nine months ended September 30, 2013, compared to the same period in the prior year. Operating margins were 14.9% in the third quarter of 2013 and 14.1% in the third quarter of 2012. Operating margins were 12.5% in the nine months ended September 30, 2013, compared to 13.8% for the first nine months of 2012. The decrease in operating income and margins was due to increased costs in Russia, relative to the prior year quarter related to drilling services, integrated drilling and completion activity.
Latin America
Revenues in our Latin America segment decreased $55 million, or 7%, in the third quarter of 2013, as compared to the same quarter of the prior year largely due to lower demand and declining activity for our artificial lift and integrated drilling product lines in Mexico and Colombia.  Revenues decreased $42 million, or 2%, in the nine months ended September 30, 2013, compared to the same period in the prior year, due to lower demand for our artificial lift and integrated drilling product lines, partially offset by increased demand for our well construction product line services.
 Operating income increased $18 million in the third quarter of 2013, over the comparable period of the prior year and increased $33 million, or 12%, in the nine months ended September 30, 2013, compared to the same period in the prior year. Operating margins increased from 12.6% for the third quarter of 2012 to 16.1% for the third quarter of 2013 due to continued improving contributions from our well construction and completions and product lines.  Operating margins were 13.9% in the nine months ended September 30, 2013, compared to 12.2% for the first nine months of 2012.
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

Committed Borrowing Facilities
We maintain a $2.25 billion unsecured, revolving credit agreement (the "Credit Agreement") with JPMorgan Chase Bank, N.A., as administrative agent, scheduled to mature July 13, 2016.  The Credit Agreement can be used for a combination of borrowings, support for our $2.25 billion commercial paper program and issuances of letters of credit. This agreement requires that we maintain a debt-to-total capitalization ratio of less than 60%.  We were in compliance with this covenant at September 30, 2013.
The following is a recap of our availability under our committed borrowing facility at September 30, 2013 (in millions):
Facilities	$2,250
Less:
Amount drawn	450
Commercial paper	968
Letters of credit	41
Availability	$791

On May 1, 2013, we entered into a $300 million, 364-day, term loan facility with a syndicate of banks.  The facility was fully drawn on May 1, 2013 and will mature on April 30, 2014.  The terms and conditions of the facility are substantially similar to our $2.25 billion revolving credit agreement.  The facility is used for general corporate purposes, including the repayment of other credit facility borrowings.
Cash Requirements
During 2013, we anticipate our cash requirements will include interest payments on our outstanding debt, the repayment of $250 million of senior notes due in the fourth quarter of 2013, working capital needs and capital expenditures. Our cash requirements may also include opportunistic business acquisitions and an amount to settle the governmental investigations described in our forward-looking statements below. Consistent with 2012, we anticipate funding these requirements from cash generated from operations, availability under our existing credit facilities, the issuance of commercial paper and potential proceeds from disposals of businesses or capital assets that are no longer closely aligned with our core long-term growth strategy. Capital expenditures for 2013 are projected to be approximately 10% of our revenues. The amounts we ultimately spend will depend on a number of factors including the type of contracts we enter into, asset availability and our expectations with respect to industry activity levels in 2013. Expenditures are expected to be used primarily to support anticipated near-term growth and our sources or liquidity are anticipated to be sufficient to meet our needs. Capital expenditures during the nine months ended September 30, 2013 were $1.2 billion.
Cash and equivalents of $313 million at September 30, 2013 are held by subsidiaries domiciled outside of Switzerland. Based on the nature of our structure, we are generally able to redeploy cash with no significant incremental tax expense.
Accounts Receivable Factoring
During the nine months ended September 30, 2013, we sold approximately $139 million of accounts receivable under our factoring program. We received cash totaling $132 million and recognized a loss of approximately $2 million on the sales. These sales occurred in the first and third quarters of 2013.  During the three and nine months ended September 30, 2012, we sold approximately $96 million and $147 million, respectively, of accounts receivable under the program.  We initially received cash totaling $136 million and ultimately collected amounts that resulted in a loss of less than $1 million on these sales.
Our factoring transactions qualified for sale accounting under the accounting standards and proceeds are included in operating cash flows in our Condensed Consolidated Statements of Cash Flows.

Derivative Instruments
Fair Value Hedges
We may use interest rate swaps to help mitigate exposures related to changes in the fair values of our debt. Amounts paid or received upon termination of interest rate swaps accounted for as fair value hedges represent the fair value of the agreements at the time of termination and are recorded as an adjustment to the carrying value of the related debt. These amounts are amortized as a reduction, in the case of gains, or as an increase, in the case of losses, of interest expense over the remaining term of the debt. As of September 30, 2013, we had net unamortized gains of $44 million associated with interest rate swap terminations. These gains are being amortized over the remaining term of the originally hedged debt as a reduction in interest expense.
Cash Flow Hedges
We entered into interest rate derivative instruments to hedge projected exposures to interest rates in anticipation of a debt offering in 2008. Those hedges were terminated at the time of the issuance of the debt, and the loss on these hedges is being amortized from accumulated other comprehensive income (loss) into interest expense over the remaining term of the debt. As of September 30, 2013, we had net unamortized losses of $11 million associated with our cash flow hedge terminations.
Other Derivative Instruments
As of September 30, 2013, we had foreign currency forward contracts with notional amounts aggregating to $753 million. These contracts were entered into to hedge exposure to currency fluctuations in various foreign currencies. The total estimated fair value of these contracts, and amounts receivable or owed associated with closed contracts resulted, in a net liability of approximately $11 million. These derivative instruments were not designated as hedges and the changes in fair value of the contracts are recorded each period in other, net in the accompanying Condensed Consolidated Statements of Operations.
We have cross-currency swaps between the US dollar and Canadian dollar to hedge certain exposures to the Canadian dollar. At September 30, 2013, we had notional amounts outstanding of $168 million. The total estimated fair value of these contracts at September 30, 2013, resulted in a liability of $27 million.  These derivative instruments were not designated as hedges and the changes in fair value of the contracts are recorded each period in other, net in the accompanying Condensed Consolidated Statements of Operations.
Off Balance Sheet Arrangements
Weatherford International Ltd., a Swiss joint-stock company, is the ultimate parent ("Weatherford Switzerland") of the Weatherford group and guarantees certain obligations of Weatherford International Ltd., a Bermuda company ("Weatherford Bermuda"), and Weatherford International, LLC., a Delaware limited liability company ("Weatherford Delaware"), noted below.
The following obligations of Weatherford Delaware were guaranteed by Weatherford Bermuda at September 30, 2013 and December 31, 2012: (1) the 6.35% senior notes and (2) the 6.80% senior notes.
The following obligations of Weatherford Bermuda were guaranteed by Weatherford Delaware at September 30, 2013: (1) the revolving credit facility, (2) the 4.95% senior notes, (3) the 5.50% senior notes, (4) the 6.50% senior notes, (5) the 6.00% senior notes, (6) the 7.00% senior notes, (7) the 9.625% senior notes, (8) the 9.875% senior notes, (9) the 5.125% senior notes, (10) the 6.75% senior notes, (11) the 4.50% senior notes and (12) the 5.95% senior notes.
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
Letters of Credit
We execute letters of credit and bid and performance bonds in the normal course of business. As of September 30, 2013, we had $863 million of letters of credit and bid and performance bonds outstanding, consisting of $557 million of letters of credit outstanding under various uncommitted credit facilities, $41 million letters of credit outstanding under our committed facilities and $265 million of performance bonds issued by financial sureties against an indemnification from us.  These obligations could be called by the beneficiaries should we breach certain contractual or performance obligations.  If the beneficiaries were to call the letters of credit under our committed facilities, our available liquidity would be reduced by the amount called.

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
Risk Factors
An investment in our registered shares involves various risks.  When considering an investment in our Company, you should consider carefully all of the risk factors described in our most recent Annual Report on Form 10-K and the update to our risk factors reported in this Form 10-Q, under the heading "Item 1A. Risk Factors" as well as the information below and other information included and incorporated by reference in this report
Forward-Looking Statements
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
We may be unable to realize our expected revenues from current and future contracts. Our customers, many of whom are national oil companies, often have significant bargaining leverage over us and may elect to cancel or revoke contracts, not renew contracts, modify the scope of contracts or delay contracts, in some cases preventing us from realizing expected revenues and/or profits. Our projections assume that our customers will honor the contracts we have been awarded and that those contracts and the business that we believe is otherwise substantially firm will result in anticipated revenues in the periods for which they are scheduled.  Additionally, national oil companies are subject to particular governmental budgeting cycles, constraints, local politics and changes to social, fiscal, and economic development policies, any or all of which may result in an inability of such national oil companies to fund or complete ongoing development and production programs and pay service providers like us in a timely and predictable manner.

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
A downturn in our industry could affect the carrying value of our goodwill. As of September 30, 2013, we had approximately $3.8 billion of goodwill. During the second quarter of 2012, we recorded a goodwill impairment charge of $589 million, precipitated by a sustained decline in the market price of the company's registered shares. We could recognize additional impairments of our goodwill in the future as a result of various factors, including the impact to our projections from the dispositions of businesses and market factors, some of which are beyond our control. Our forward-looking statements do not assume any future goodwill impairment. Any reduction in the fair value of our businesses may result in an impairment charge and therefore adversely affect our results.
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
In January 2010, the Venezuelan government announced its intention to devalue its currency and move to a two-tier exchange structure. The official exchange rate moved from 2.15 to 2.60 for essential goods and from 2.15 to 4.30 for non-essential goods and services. Our Venezuelan entities maintain the US dollar as their functional currency.  In connection with this devaluation, we incurred a charge of $64 million for the remeasurement of our net monetary assets denominated in Venezuelan bolivars at the date of the devaluation, which was not tax deductible in Venezuela. We also recorded a $24 million tax benefit for local Venezuelan income tax purposes related to our net US dollar-denominated monetary liability position in the country. Effective January 1, 2011, the Venezuelan government again modified the fixed rate of exchange, eliminating the two-tier structure and establishing 4.30 as the official exchange rate for all goods and services. This modification did not have a material impact to our financial position or results of operations.  On February 8, 2013, the Venezuelan government announced its intention to further devalue its currency effective February 13, 2013 at which time the official exchange moved from 4.30 per dollar to 6.30 per dollar for all goods and services. In connection with this devaluation, we recognized a charge of $100 million in the first quarter of 2013 for the remeasurement of our net monetary assets denominated in the Venezuelan bolivar at the date of the devaluation, which was not tax deductible in Venezuela. We also recorded a $39 million tax benefit for local Venezuelan income tax purposes related to our net US dollar-denominated monetary liability position in the country.  As of September 30, 2013, we had a net monetary asset position denominated in Venezuelan bolivars of approximately $266 million, comprised primarily of accounts receivable and inventory. We are continuing to explore opportunities to reduce our exposure, but should devaluation occur in the future, we may be required to take further charges related to the remeasurement of our net monetary asset position.
Assets and liabilities of entities for which the functional currency is the local currency are translated into U.S. dollars using the exchange rates in effect at the balance sheet date, resulting in translation adjustments that are reflected in accumulated other comprehensive income (loss) in the shareholders' equity section on our Condensed Consolidated Balance Sheets. A portion of our net assets are impacted by changes in foreign currencies in relation to the U.S. dollar. We recorded a $190 million adjustment to decrease our equity account for 2013 to reflect the change in the U.S. dollar against various foreign currencies.
As of September 30, 2013, we had foreign currency forward contracts with notional amounts aggregating to $753 million. These contracts were entered into to hedge exposure to currency fluctuations in various foreign currencies.  The total estimated fair value of these contracts and amounts receivable or owed associated with closed contracts resulted in a net liability of approximately $11 million.  These derivative instruments were not designated as hedges and the changes in fair value of the contracts are recorded each period in other, net in the accompanying Condensed Consolidated Statements of Operations.
We have cross-currency swaps between the U.S. dollar and Canadian dollar to hedge certain exposures to the Canadian dollar.  At September 30, 2013, we had notional amounts outstanding of $168 million.  The total estimated fair value of these contracts at September 30, 2013, resulted in a liability of $27 million. These derivative instruments were not designated as hedges and the changes in fair value of the contracts are recorded each period in other, net in the accompanying Condensed Consolidated Statements of Operations.

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
Our long-term borrowings that were outstanding at September 30, 2013 and December 31, 2012, subject to interest rate risk consist of the following:
	September 30, 2013		December 31, 2012
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(In millions)

5.15% senior notes due 2013	$—	$—	$294	$296
4.95% senior notes due 2013	250	251	250	258
5.50% senior notes due 2016	353	380	354	380
6.35% senior notes due 2017	611	677	613	690
6.00% senior notes due 2018	498	562	497	570
9.625% senior notes due 2019	1,022	1,276	1,025	1,307
5.125% senior notes due 2020	797	829	797	875
4.50% senior notes due 2022	747	741	747	794
6.50% senior notes due 2036	595	602	595	645
6.80% senior notes due 2037	298	315	298	339
7.00% senior notes due 2038	497	531	497	564
9.875% senior notes due 2039	247	353	247	370
6.75% senior notes due 2040	596	627	596	680
5.95% senior notes due 2042	545	527	545	600

We have various other long-term debt instruments of $327 million at September 30, 2013, but believe the impact of changes in interest rates in the near term will not be material to these instruments. The carrying value of our short-term borrowings of $1.9   billion at September 30, 2013 approximates their fair value.
As it relates to our variable rate debt, if market interest rates average 1% more for the remainder of 2013 than the rates as of September 30, 2013, interest expense for the remainder of 2013 would increase approximately $5 million. This amount was determined by calculating the effect of the hypothetical interest rate on our variable rate debt. For purposes of this sensitivity analysis, we assumed no changes in our capital structure.

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

ITEM 4.  CONTROLS AND PROCEDURES
Management's Evaluation of Disclosure Controls and Procedures; Changes in Internal Controls over Financial Reporting
Disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) are designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms. This information is collected and communicated to management, including our principal executive officer (currently our Chief Executive Officer) and our principal financial officer (currently our Chief Administrative Officer), as appropriate, to allow timely decisions regarding required disclosures. Our management, under the supervision of and with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures at September 30, 2013. Based on that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were not effective at September 30, 2013 because of the material weakness discussed below.
Our management, including our principal executive officer and principal financial officer, identified no change in our internal control over financial reporting during our fiscal quarter ended September 30, 2013, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting, other than the positive changes resulting from the remediation activities described below.
Income Tax Material Weakness Update
As disclosed in our Annual Report on Form 10-K for the year ended December 31, 2012 and Form 10-K/A for the years ended December 31, 2011 and 2010, we previously identified a material weakness in our internal controls over the accounting for income taxes relating to current taxes payable, deferred tax assets and liabilities, liabilities for uncertain tax positions and current and deferred tax expense.  This material weakness resulted in the restatement of our consolidated financial statements included in our Annual Reports on Form 10-K for both 2011 and 2010.  As previously disclosed, we took steps during 2011 to remediate the material weakness, but ultimately concluded the weakness had not been remediated as of December 31, 2011.
In connection with the preparation of our 2012 first and second quarter financial statements and our on-going income tax remediation activities, we identified additional income tax errors related to prior years.  Due to the accumulation of these errors, the Audit Committee of our Board of Directors concluded, on July 24, 2012, that investors should no longer rely upon our previously issued financial statements. Management determined that we would delay filing restated financial statements until reviews of processes and procedures surrounding accounting for income taxes were performed.
During the third and fourth quarters of 2012, we performed additional procedures to ensure our previously issued consolidated financial statements were prepared in accordance with generally accepted accounting principles. These procedures included the validation of key income tax accounts in all jurisdictions, expanded review of uncertain tax positions, additional focus on transfer pricing activities and a further review of our accounting for withholding taxes.
With respect to our expanded review of accounting for uncertain tax positions, we performed (1) a validation of all previously identified uncertain tax positions and related measurement amounts and (2) a completeness assessment that included surveys completed by in-country and regional tax and accounting personnel. As a result of these procedures, we identified additional areas of exposure across multiple jurisdictions that resulted in further restatement in amended reports filed with the SEC on December 17, 2012, of our previously reported financial statements for the years ended December 31, 2011, 2010 and 2009 our condensed consolidated financial statements for the first quarter of 2012 and each quarter within 2011 and 2010.
Throughout 2012, we continued to strengthen our tax department personnel and internal control structure, including the hiring of a new Vice President, Tax in July 2012, and the addition of more than 25 highly qualified tax professionals in both our corporate and regional tax organizations.  On-going efforts to remediate the material weakness also included reviews and enhancements to key tax processes, additional worldwide training of both tax and accounting personnel, enhanced procedures related to timeliness of tax return filings, and implementation of technology solutions to eliminate manual processes.  While significant improvements to our system of internal controls were achieved during 2012 processes were not yet sufficiently mature to ensure sustainability.

We continue to review and enhance our system of internal controls.  As such, the following activities have been undertaken during 2013:
·	On-going evaluation of the tax organizational structure. To date we have hired more than 65 qualified tax professionals and have significantly reduced our reliance on consultants.
·	On-going evaluation of our tax accounting processes and controls to ensure that they are appropriate for our organization, implementing enhancements when appropriate to improve effectiveness.
·	Prepared tax basis balance sheets and reconciled the deferred tax accounts to validate the balances reported as of December 31, 2012.
·
On-going analysis and assessment of uncertain tax positions in all jurisdictions as part of our normal process, leveraging the extensive work performed by the Company in connection with the December 17, 2012 restatement.

·	On-going review and assessment of our information technology infrastructure that supports our income tax processes.
·	Conducted world-wide on-sight training that included a broad range of income tax accounting topics. Both tax and financial accounting personnel attended.
·	On-going assessment of areas where additional training may be required.

PART II.  OTHER INFORMATION
ITEM 1.  LEGAL PROCEEDINGS
See Note 14 to our condensed consolidated financial statements included elsewhere in this report.
ITEM 1A.  RISK FACTORS
We have updated a risk factor affecting our business since those presented in our Annual Report on Form 10-K, Part I, Item 1A, for the year ended December 31, 2012, filed with the SEC on March 4, 2013.   Except for the risk factor updated, there have been no material changes in our assessment of our risk factors from those set forth in our Annual Report on Form 10-K. Our updated risk factors are included below.
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
Members of the U.S. Congress, the U.S. Environmental Protection Agency and various agencies of several states within the U.S. are reviewing more stringent regulation of hydraulic fracturing, a service we provide to clients, and regulators are investigating whether any chemicals used in the fracturing process might adversely affect groundwater. In 2011, 2012 and 2013, several states within the U.S. passed new laws and regulations concerning hydraulic fracturing. A significant portion of North American service activity today is directed at prospects that require hydraulic fracturing in order to produce hydrocarbons. Therefore, additional regulation could increase the costs of conducting our business by subjecting fracturing to more stringent regulation. Such regulation, among other things, may change construction standards for wells intended for hydraulic fracturing, require additional certifications concerning the conduct of hydraulic fracturing operations, change requirements pertaining to the management of water used in hydraulic fracturing operations, or require other measures intended to prevent operational hazards. Any such federal, state or foreign legislation could increase our costs of providing services or could materially reduce our business opportunities and revenues if our customers decrease their levels of activity in response to such regulation or if we are not able to pass along any cost increases on to our customers. We are unable to predict whether changes in laws or regulations or any other governmental proposals or responses will ultimately occur, and accordingly, we are unable to assess the potential financial or operational impact they may have on our business.

ITEM 2. UNREGISTERED SALES OF EQUITY IN SECURITIES AND USE OF PROCEEDS
Under our restricted share plan, employees may elect to have us withhold registered shares to satisfy minimum statutory federal, state and local tax withholding obligations arising on the vesting of restricted stock awards and exercise of options.  When we withhold these shares, we are required to remit to the appropriate taxing authorities the market price of the shares withheld, which could be deemed a purchase of shares by us on the date of withholding.  During the quarter ended September 30, 2013, we withheld shares to satisfy these tax withholding obligations as follows:

Period	No. of Shares	Average Price
July 1 – July 31, 2013	35,762	$13.88
August 1 – August 31, 2013	14,082	14.46
September 1 – September 30, 2013	21,862	15.45

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4.  MINE SAFETY DISCLOSURES
None.
ITEM 5.  OTHER INFORMATION
None.

ITEM 6.  EXHIBITS
Exhibit Number	Description

*31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

**32.1	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

**32.2	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

**101
The following materials from Weatherford International Ltd.'s Quarterly Report on Form 10-Q for the quarter ended September 30, 2013, formatted in XBRL (Extensible Business Reporting Language): (1) the unaudited Condensed Consolidated Balance Sheets, (2) the unaudited Condensed Consolidated Statements of Operations, (3) the unaudited Condensed Consolidated Statements of Cash Flows, (4) the unaudited Condensed Consolidated Statements of Comprehensive Income and (5) related notes to the unaudited Condensed Consolidated Financial Statements.

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
Bernard J. Duroc-Danner
Chief Executive Officer
(Principal Executive Officer)

/s/ Doug M. Mills
Doug M. Mills
Vice President and
Chief Accounting Officer
(Principal Accounting Officer)

Date: November 5, 2013