Form 10-K
period 2013-12-31
Weatherford International Ltd./Switzerland
filed 2014-02-25
CIK 1453090

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

(Mark One)	Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2013
or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from __________________________________to __________________________________
Commission file number 001-34258

WEATHERFORD INTERNATIONAL LTD.
(Exact name of registrant as specified in its charter)

Switzerland	98-0606750
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)
4-6 Rue Jean-François Bartholoni, 1204 Geneva, Switzerland	Not Applicable
(Address of principal executive offices)	(Zip Code)
Registrant’s telephone number, including area code: +41.22.816.1500
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Registered Shares, par value 1.16 Swiss francs per share	New York Stock Exchange
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑
The aggregate market value of the voting stock held by nonaffiliates of the registrant as of June 30, 2013 was approximately $8.0 billion based upon the closing price on the New York Stock Exchange as of such date.
As of February 14, 2014, there were 771,183,045 shares of Weatherford registered shares, 1.16 Swiss francs par value per share, outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Registrant’s Definitive Proxy Statement for the 2014 Annual General Meeting of Shareholders.

Weatherford International Ltd.
Form 10-K for the Year Ended December 31, 2013

Forward-Looking Statements

This report contains various statements relating to future financial performance and results, including certain projections, business trends and other statements that are not historical facts. These statements constitute “Forward-Looking Statements” as defined in the Private Securities Litigation Reform Act of 1995. These forward-looking statements generally are identified by the words “believe,” “project,” “expect,” “anticipate,” “estimate,” “budget,” “intend,” “strategy,” “plan,” “guidance,” “may,” “should,” “could,” “will,” “would,” “will be,” “will continue,” “will likely result,” and similar expressions, although not all forward-looking statements contain these identifying words.

Forward-looking statements reflect our beliefs and expectations based on current estimates and projections. While we believe these expectations, and the estimates and projections on which they are based, are reasonable and were made in good faith, these statements are subject to numerous risks and uncertainties. Accordingly, our actual outcomes and results may differ materially from what we have expressed or forecasted in the forward-looking statements. Furthermore, from time to time, we update the various factors we consider in making our forward-looking statements and the assumptions we use in those statements. However, we undertake no obligation to correct, update or revise any forward-looking statement, whether as a result of new information, future events, or otherwise, except to the extent required under federal securities laws. The following sets forth various assumptions we use in our forward-looking statements, as well as risks and uncertainties relating to those statements. Certain of the risks and uncertainties may cause actual results to be materially different from projected results contained in forward-looking statements in this report and in our other disclosures. These risks and uncertainties include, but are not limited to, those described below under “Item 1A. – Risk Factors” and the following:

•	global political, economic and market conditions, political disturbances, war, terrorist attacks, changes in global trade policies, and international currency fluctuations;

•	our inability to realize expected revenues and profitability levels from current and future contracts;

•	our ability to manage our workforce, supply chain and business processes, information technology systems, and technological innovation and commercialization;

•	increases in the prices and availability of our raw materials;

•	nonrealization of expected reductions in our effective tax rate;

•	nonrealization of expected benefits from our acquisitions or business dispositions;

•	downturns in our industry which could affect the carrying value of our goodwill;

•	member-country quota compliance within Organization of Petroleum Exporting Countries (“OPEC”);

•	adverse weather conditions in certain regions of our operations;

•	failure to ensure on-going compliance with current and future laws and government regulations, including but not limited to environmental and tax and accounting laws, rules and regulations; and

•	limited access to capital or significantly higher cost of capital related to liquidity or uncertainty in the domestic or international financial markets.

Finally, our future results will depend upon various other risks and uncertainties, including, but not limited to, those detailed in our other filings with the Securities and Exchange Commission (the “SEC”) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and the Securities Act of 1933, as amended (the “Securities Act”). For additional information regarding risks and uncertainties, see our other filings with the SEC. Our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act are made available free of charge on our web site www.weatherford.com as soon as reasonably practicable after we have electronically filed the material with, or furnished it to, the SEC.

PART I
Item 1. Business

Weatherford International Ltd., a Swiss joint-stock corporation (together with its subsidiaries, “Weatherford,” the “Company,” “we,” “us” and “our”), is one of the world’s leading providers of equipment and services used in the drilling, evaluation, completion, production and intervention of oil and natural gas wells. Many of our businesses, including those of our predecessor companies, have been operating for more than 50 years.

We conduct operations in over 100 countries and have service and sales locations in nearly all of the oil and natural gas producing regions in the world. Our operational performance is reviewed on a geographic basis and we report the following regions as separate, distinct reporting segments: North America, Latin America, Europe/Sub-Sahara Africa (“SSA”)/Russia and Middle East/North Africa (“MENA”)/Asia Pacific.

Our headquarters are located at 4-6 Rue Jean-Francois Bartholoni, 1204 Geneva, Switzerland and our telephone number at that location is +41.22.816.1500. Our internet address is www.weatherford.com. General information about us, including our corporate governance policies, code of business conduct and charters for the committees of our Board of Directors, can be found on our web site. On our web site we make available, free of charge, our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act as soon as reasonably practicable after we electronically file or furnish them to the SEC. The public may read and copy any materials we have filed with the SEC at the SEC’s Public Reference Room at 100 F Street, NE, Room 1580, Washington, DC 20549. Information on the operation of the Public Reference Room may be obtained by calling the SEC at 1-800-SEC-0330. The SEC maintains a web site that contains our reports, proxy and information statements, and our other SEC filings. The address of that site is www.sec.gov.

The following is a summary of our business strategies and the markets we serve. We have also included a description of our products and services offered and of our competitors. Segment financial information appears in “Item 8. – Financial Statements and Supplementary Data – Notes to Consolidated Financial Statements – Note 20 – Segment Information.”

Strategy

Our primary objective is to build stakeholder value through profitable growth with disciplined, efficient use of capital and a commitment to our core values and core product lines.

Principal components of our strategy include:

•
Continuously improving the efficiency, productivity and quality of our products and services and their respective delivery in order to grow revenues, operating margins and generate free cash flow from our core operations (Formation Evaluation, Well Construction, Completion and Production) in all of our geographic markets at a rate exceeding underlying market activity;

•	A commitment to innovation, invention and integration, developing and commercializing of new products and services that meet the evolving needs of our clients across the reservoir lifecycle;

•
Further extending process, productivity, quality, safety and competency across our global infrastructure in scope and scale at a level consistent with meeting client demand for our core products and services in an operationally efficient manner; and

•	Divestiture of our non-core businesses which include Land Rigs, Drilling Fluids, Wellhead, Pipelines and Specialty Services, and Well Testing.

Markets

We are a leading provider of equipment and services to the oil and natural gas exploration and production industry. Demand for our industry’s services and products depends upon the number of oil and natural gas wells drilled, the depth and drilling conditions of wells, the number of well completions, the depletion and age of existing wells, and the level of workover activity worldwide.

As a result of the maturity of the world’s oil and natural gas reservoirs, accelerating production decline rates and the focus on complex well designs, including deep-water prospects, technology has become increasingly critical to the marketplace. Clients continue to seek, test and use production-enabling technologies at an increasing rate. Technology is an important aspect of our products and services as it helps us provide our clients with more efficient tools to find and produce oil and natural gas. We have invested a substantial amount of our time and resources in building our technology offerings. We believe our products and services enable our clients to reduce their costs of drilling and production and/or increase production rates. Furthermore, these offerings afford us additional opportunities to sell our core products and services to our clients.

Product Offerings

Our principal business is to provide equipment and services to the oil and natural gas exploration and production industry, both on land and offshore, through our two product service line groups. Within each of our geographic reporting segments, we group our product offerings into two product service line groups: (1) Formation Evaluation and Well Construction and (2) Completion and Production, which together comprise a total of 15 service lines.

•
Formation Evaluation and Well Construction service lines include Controlled-Pressure Drilling and Testing, Drilling Services, Tubular Running Services, Drilling Tools, Integrated Drilling, Wireline Services, Re-entry and Fishing, Cementing, Liner Systems, Integrated Laboratory Services and Surface Logging.

•	Completion and Production service lines include Artificial Lift Systems, Stimulation and Chemicals, Completion Systems and Pipeline and Specialty Services.

With the exception of Integrated Drilling, which is offered outside of North America, our service line offerings are provided in all of our geographic segments.

Formation Evaluation and Well Construction

Within the Formation Evaluation and Well Construction product service line group we provide formation evaluation services from early well planning to reservoir management services, including core analysis, surface logging, well site geochemistry, logging while drilling, and wireline services. Our full suite of formation evaluation services has broad applications across all types of reservoirs. We also provide well construction services to help clients ensure well integrity for the full life cycle of the well using reliable casing and tubing strings, cementation design, reliable liner top isolation, and methods that ensure the well reaches total depth in the best condition possible. The descriptions of our service lines under the Formation Evaluation and Well Construction product service line group are as follows:

Controlled-Pressure Drilling and Testing includes several drilling techniques including closed-loop drilling, air drilling, controlled pressure drilling, and underbalanced drilling. Our testing and production services include drillstem test tools, early production facilities, life-of-field production facilities, produced-water systems, tubing conveyed perforating systems and well testing systems.

Drilling Services includes directional drilling, logging while drilling, measurement while drilling and rotary steerable systems. This service line also includes our full range of downhole equipment including high temperature motors, wireline steering tools, drillpipe, air rotary hammer drills, casing exit systems, downhole deployment valves and downhole data acquisition equipment.

Tubular Running Services consists of a wide variety of tubular connection and installation services for the drilling, completion and workover of an oil or natural gas well, including liner systems, solid expandable systems, zonal isolation products and swellable well-construction technologies. We also specialize in critical-service installations.

Drilling Tools includes our patented drilling jars, underreamers, rotating control devices, downhole tools, drillpipe and related tools, tubular handling equipment and other pressure-control equipment used in drilling oil and natural gas wells.

Integrated Drilling encompasses drilling and the project management services we provide to our clients in tandem with all of the products and services needed to drill and complete a well, including the rig.

Wireline Services includes open hole and cased-hole logging services to measure the physical properties of underground formations and help determine the location and potential deliverability of oil and gas from a reservoir. It also includes production and produced water systems for fracturing, production disposal and enhanced oil recovery operations. We also offer global petroleum consulting services in the geoscience and engineering domain.

Re-entry and Fishing Services provides re-entry services, fishing services, thru-tubing services, well abandonment services and wellbore cleaning services.

Cementing operations comprise one of the most expensive phases of well completion. We produce specialized equipment that allows operators to centralize the casing throughout the wellbore and control the displacement of cement and other fluids for proper zonal isolation. Our cementing engineers also analyze complex wells and provide all job requirements from pre-job planning to installation.

Liner Systems includes liner hangers, which allow suspension of strings of casing within a wellbore without the need to extend the casing to the surface. Most directional wells include one or more liners to optimize casing programs. Drilling liners are used to isolate areas within the well during drilling operations. Production liners are used in the producing area of the well to support the wellbore and to isolate various sections of the well.

Integrated Laboratory Services provides support for fluid reservoir characterization, specialized core and fluid testing, enhanced oil recovery, rock strength and characterization, sour richness and maturity, sorption properties assessment and reservoir flow studies.

Surface Logging Systems provide advanced gas analysis, drilling instrumentation, mud logging services and wellsite consultants.

Completion and Production

The Completion and Production product service line group uses multi-zone isolation and access systems. Our completion products, reservoir stimulation design and engineering capabilities are delivered to unlock reserves in deepwater, unconventional and aging reservoirs. Our suite of production optimization services boosts field productivity and profitability through our artificial lift portfolio as well as production workflows and optimization software. The descriptions of our service lines under the Completion and Production product service line group are as follows:

Artificial Lift Systems are installed in oil and gas wells without sufficient reservoir pressure to produce oil or natural gas from the well. We provide all forms of lift, including reciprocating rod lift systems which create a pumping action via a downhole rod pump, progressing cavity pumping for predominantly heavy oil, coal-bed methane and medium crude oil applications, gas lift systems for producing reservoirs or in wells that have stopped working, hydraulic lift systems to operate a downhole hydraulic pump (jet or piston), plunger lift systems primarily for dewatering liquid loaded gas wells and hybrid lift systems for special applications. We also offer wellhead systems to reduce time in changing wellhead sizes while increasing safety procedures, production monitoring and optimization, and flow measurement which measures how much oil, water and gas is flowing in a well.

Stimulation and Chemicals offers clients advanced chemical technology and services for safer and more effective production enhancement. These products and services include: a full fleet of pressure pumping services, including cementing services; coiled tubing services equipment designed to ensure effective results during operations that require coiled tubing intervention; and reservoir stimulation hydraulic fracturing services for oil and natural gas wells in low-permeability reservoirs. These products and services also include drilling and completion fluids to prevent formation fluids from entering into the well bore using hydrostatic pressure and Engineered Chemistry® services.

Completion Systems offers clients a comprehensive line of completion tools such as cased hole and flow control systems, well screens, industrial screens and sand screens. We also offer a full range of completion services including upper completions, lower completions and reservoir monitoring.

Pipeline and Specialty Services includes a range of services used throughout the life cycle of pipelines and process facilities, onshore and offshore. Our pipeline group serves the pipeline, process, industrial and energy markets worldwide. On permanently installed client equipment, we also provide services such as inspecting, cleaning, drying, testing, improving production, running, or establishing integrity from the wellhead out, including integrated management services.

Other Business Data

Competition

We provide our products and services worldwide, and compete in a variety of distinct segments with a number of competitors. Our principal competitors include Schlumberger, Halliburton and Baker Hughes. We also compete with various other regional suppliers that provide a limited range of equipment and services tailored for local markets. Competition is based on a number of factors, including performance, safety, quality, reliability, service, price, response time and, in some cases, breadth of products.

Raw Materials

We purchase a wide variety of raw materials as well as parts and components made by other manufacturers and suppliers for use in our manufacturing. Many of the products or components of products sold by us are manufactured by other parties. We are not dependent in any material respect on any single supplier for our raw materials or purchased components.

Customers

Substantially all of our customers are engaged in the energy industry. Most of our international sales are to large international or national oil companies and these sales have resulted in a concentration of receivables from certain national oil companies worldwide, especially in Latin America. As of December 31, 2013, our receivables from Latin America customers accounted for 38% of our net outstanding accounts receivable balance with $326 million due from Petroleos de Venezuela, S.A. (“PDVSA”) and $437 million from Petroleos Mexicanos (“Pemex”). On December 17, 2013, we accepted bonds with a face value of $127 million from PDVSA in full settlement of $127 million in trade receivables. Upon receipt, we immediately sold these bonds in a series of transactions recognizing a loss of $58 million. During 2013, 2012 and 2011, no individual customer accounted for more than 10% of our consolidated revenues.

Research, Development and Patents

We maintain world-class technology and training centers throughout the world. We have over 20 research, development and engineering facilities that are focused on improving existing products and services and developing new technologies to meet customer demands for improved drilling performance and enhanced reservoir productivity. Our expenditures for research and development totaled $265 million in 2013, $257 million in 2012 and $245 million in 2011.

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

Seasonality

Weather and natural phenomena can temporarily affect the level of demand for our products and services. Spring months in Canada and winter months in the North Sea and Russia have been noted to affect our operations negatively. Additionally, heavy rains or an exceedingly cold winter in a given region may impact our reported results. The widespread geographical locations of our operations serve to mitigate the overall impact of the seasonal nature of our business.

Federal Regulation and Environmental Matters

Our operations are subject to federal, state and local laws and regulations relating to the energy industry in general and the environment in particular. Our 2013 expenditures to comply with environmental laws and regulations were not material, and we currently do not expect the cost of compliance with environmental laws and regulations for 2014 to be material.

Employees

At December 31, 2013, we employed approximately 67,000 employees. Certain of our operations are subject to union contracts. These contracts cover approximately 20% of our employees. We believe that our relationship with our employees is generally satisfactory. On January 30, 2014, we announced, as an important step in making our cost base more efficient, that we would reduce our workforce by 7,000 employees, primarily from our fixed support cost base. The workforce reduction is expected to be completed during the first half of 2014.

Item 1A. Risk Factors

An investment in our securities involves various risks. You should consider carefully all of the risk factors described below, the matters discussed on the foregoing pages under “Forward-Looking Statements,” other information included and incorporated by reference in this Form 10-K, as well as in other reports and materials that we file with the SEC. If any of the risks described below or elsewhere in this Form 10-K were to materialize, our business, financial condition, results of operations, cash flows or prospects could be materially adversely affected. In such case, the trading price of our common stock could decline and you could lose part or all of your investment. Additional risks and uncertainties not currently known to us or that we currently deem immaterial may also materially adversely affect our financial condition, results of operations and cash flows.

Demand for our services and products is affected by fluctuations in oil and natural gas prices which, in turn, affect the level of exploration, development, and production activity of our customers and could have a material adverse effect on our business, financial condition and results of operations.

Demand for our services and products is tied to the level of exploration, development, production activity and the corresponding capital spending by oil and natural gas companies, including national oil companies. The level of exploration, development and production activity is directly affected by fluctuations in oil and natural gas prices, which historically have been volatile and are likely to continue to be volatile.

Prices for oil and natural gas are subject to large fluctuations in response to relatively minor changes in the supply of and demand for oil and natural gas, global market uncertainty, the ability of OPEC to set and maintain production levels for oil, oil and gas production levels by non-OPEC countries, member-country quota compliance within OPEC, governmental policies and subsidies, technological advances affecting energy consumption, weather conditions and a variety of other economic factors that are beyond our control. Any perceived or actual reduction in oil and natural gas prices will depress the immediate levels of exploration, development and production activity and decrease spending by our customers, which could have a material adverse effect on our business, financial condition and results of operations.

Our business is dependent on capital spending by our customers, and reductions in capital spending could have a material adverse effect on our business, financial condition and results of operations.

Any change in capital expenditures by our customers or reductions in their capital spending could directly impact our business by reducing demand for our services and products and have a material adverse effect on our business, financial condition and results of operations. Our customers are subject to risks which, in turn, could impact our business, including volatile oil and natural gas prices, difficulty accessing capital on economically advantageous terms and adverse developments in their own business or operations. With respect to national oil company customers, we are also subject to risk of policy, regime and budgetary changes.

Seasonal and weather conditions could adversely affect demand for our services and operations.

Variation from normal weather patterns, such as cooler or warmer summers and winters, can have a significant impact on demand. Adverse weather conditions, such as hurricanes in the Gulf of Mexico or extreme winter conditions in Canada, Russia and the North Sea, may interrupt or curtail our operations, or our customers’ operations, cause supply disruptions or loss of productivity or result in a loss of revenue or damage to our equipment and facilities, which may or may not be insured. Any of these outcomes could have a material adverse effect on our business, financial condition and results of operations.

The oilfield services business is highly competitive, which may adversely affect our ability to succeed.

Our business, particularly marketing our products and services to our customers and securing equipment and trained personnel, is highly competitive. This competitive environment could impact our ability to maintain market share, defend, maintain or increase pricing for our products and services and negotiate acceptable contract terms with our customers and suppliers, due in part to the industry’s capacity relative to customer demand and our ability to differentiate the value delivered by our products and services from that of our competitors. In order to remain competitive, we must continue to add value for our customers by providing, relative to our peers, new technologies, reliable products and services and competent personnel. The anticipated timing and cost of the development of competitive technology and new product introductions can impact our financial results, particularly if one of our competitors were to develop competing technology that accelerates the obsolescence of any of our products or services. Additionally, we may be disadvantaged competitively and financially by a significant movement of exploration and production operations to areas of the world in which we are not currently active, particularly if one or more of our competitors is already operating in that area of the world.

Physical dangers are inherent in our operations and may expose us to significant potential losses. Personnel and property may be harmed during the process of drilling for oil and natural gas.

Drilling for and producing hydrocarbons, and the associated products and services that we provide, include inherent dangers that may lead to property damage, personal injury, death or the discharge of hazardous materials into the environment. Many of these events are outside our control. Typically, we provide products and services at a well site where our personnel and equipment are located together with personnel and equipment of our customer and third parties, such as other service providers. At many sites, we depend on other companies and personnel to conduct drilling operations in accordance with appropriate safety standards. From time to time, personnel are injured or equipment or property is damaged or destroyed as a result of accidents, failed equipment, faulty products or services, failure of safety measures, uncontained formation pressures or other dangers inherent in drilling for oil and natural gas. Any of these events can be the result of human error. With increasing frequency, our products and services are deployed on more challenging prospects both onshore and offshore, where the occurrence of the types of events mentioned above can have an even more catastrophic impact on people, equipment and the environment. Such events may expose us to significant potential losses.

We may not be fully indemnified against financial losses in all circumstances where damage to or loss of property, personal injury, death or environmental harm occur.

As is customary in our industry, our contracts typically provide that our customers indemnify us for claims arising from the injury or death of their employees, the loss or damage of their equipment, damage to the reservoir, and pollution originating from the customer’s equipment or from the reservoir (including uncontained oil flow from a reservoir). Conversely, we typically indemnify our customers for claims arising from the injury or death of our employees, the loss or damage of our equipment or pollution emanating from our equipment. Our contracts typically provide that our customer will indemnify us for claims arising from catastrophic events, such as a well blowout, fire or explosion.

Our indemnification arrangements may not protect us in every case. For example, from time to time we may enter into contracts with less favorable indemnities or perform work without a contract that protects us; our indemnity arrangements may be held unenforceable in some courts and jurisdictions; or we may be subject to other claims brought by third parties or government agencies. Furthermore, the parties from which we seek indemnity may not be solvent, may become bankrupt, may lack resources or insurance to honor their indemnities or may not otherwise be able to satisfy their indemnity obligations to us. The lack of enforceable indemnification could expose us to significant potential losses.

Further, our assets generally are not insured against loss from political violence such as war, terrorism or civil commotion. If any of our assets are damaged or destroyed as a result of an uninsured cause, we could recognize a loss of those assets.

Our business may be exposed to uninsured claims and litigation might result in significant potential losses. The cost of our insured risk management program may increase.

In the ordinary course of business, we become the subject of various claims and litigation. We maintain liability insurance, which includes insurance against damage to people, property and the environment, up to maximum limits of $600 million, subject to self-insured retentions and deductibles.

Our insurance policies are subject to exclusions, limitations and other conditions and may not apply in all cases, for example where willful wrongdoing on our part is alleged. It is possible an unexpected judgment could be rendered against us in cases in which we could be uninsured and beyond the amounts we currently have reserved or anticipate incurring, and in some cases those potential losses could be material.

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

We are subject to various laws and regulations relating to the energy industry in general and the environment in particular. An environmental claim could arise with respect to one or more of our current businesses, products or services, or a business or property that one of our predecessors owned or used, and such claims could involve material expenditures. Generally, environmental laws have in recent years become more stringent and have sought to impose greater liability on a larger number of potentially responsible parties. The scope of regulation of our industry and our products and services may increase further, including possible increases in liabilities or funding requirements imposed by governmental agencies. We also cannot ensure that our future business in the deepwater Gulf of Mexico, if any, will be profitable in light of new regulations that have been and may continue to be promulgated and in light of the current risk environment and insurance markets. Further, additional regulations on deepwater drilling elsewhere in the world could be imposed, and those regulations could limit our business where they are imposed.

In addition, members of the U.S. Congress, the U.S. Environmental Protection Agency and various agencies of several states within the U.S. are reviewing more stringent regulation of hydraulic fracturing, a service we provide to clients, and regulators are investigating whether any chemicals used in the fracturing process might adversely affect groundwater or whether the fracturing processes could lead to other unintended effects or damages. In recent years, several states within the U.S. passed new laws and regulations concerning hydraulic fracturing. A significant portion of North American service activity today is directed at prospects that require hydraulic fracturing in order to produce hydrocarbons. Therefore, additional regulation could increase the costs of conducting our business by subjecting fracturing to more stringent regulation. Such regulation, among other things, may change construction standards for wells intended for hydraulic fracturing, require additional certifications concerning the conduct of hydraulic fracturing operations, change requirements pertaining to the management of water used in hydraulic fracturing operations, or require other measures intended to prevent operational hazards. Any such federal, state or foreign legislation could increase our costs of providing services or could materially reduce our business opportunities and revenues if our customers decrease their levels of activity in response to such regulation or if we are not able to pass along any cost increases on to our customers. We are unable to predict whether changes in laws or regulations or any other governmental proposals or responses will ultimately occur, and accordingly, we are unable to assess the potential financial or operational impact they may have on our business.

We conduct some of our business using fixed-fee or turn-key contracts, which subject us to risks associated with cost over-runs, operating cost inflation and potential claims for liquidated damages.

We conduct our business under various types of contracts, including in some cases fixed-fee or turn-key contracts where we estimate costs in advance of our performance. We price these types of contracts based in part on assumptions including prices and availability of labor, equipment and materials as well as productivity, performance and future economic conditions. If our cost estimates prove inaccurate, there are errors or ambiguities as to contract specifications or if circumstances change due to, among other things, unanticipated technical problems, difficulties in obtaining permits or approvals, changes in local laws or labor conditions, weather delays, changes in the costs of equipment and materials or our suppliers’ or subcontractors’ inability to perform, then cost over-runs may occur. We may not be able to obtain compensation for additional work performed or expenses incurred in all cases. Additionally, in some contracts we may be required to pay liquidated damages if we do not achieve schedule or performance requirements of our contracts. Our failure to accurately estimate the resources and time required for fixed-fee contracts or our failure to complete our contractual obligations within the time frame and costs committed could result in reduced profits or a loss for that contract. If the contract is significant, or we encounter issues that impact multiple contracts, cost over-runs could have a material adverse effect on our business, financial condition and results of operations. For example, during 2013, we recognized estimated project losses of $232 million related to our long-term early production facility construction contracts in Iraq accounted for under the percentage of completion method. Total estimated losses on these two projects were $307 million at December 31, 2013.

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

In early 2011, our operations in Libya, Egypt, Algeria, Tunisia, and to a lesser extent Bahrain and Yemen were disrupted by political revolutions and uprisings in these countries, which had a negative impact on our results for 2011 and 2012. During 2013 and 2012, these six countries accounted for less than 2% of our global revenue, down from 3% in 2011 and 6% in 2010.

Due to the hostilities in Libya, and following an examination of our assets and an evaluation of our accounts receivable, we recognized an expense of $59 million in 2011 to establish a reserve for these assets. We were able to secure our assets and rigs and restart our operations base in Libya in the fourth quarter of 2012 and they have remained secure throughout 2013. At December 31, 2013, we had inventory, property, plant and equipment with a carrying value of approximately $76 million in Libya, as well as $13 million of accounts receivable. We risk loss of assets in any location where hostilities arise and persist. In these areas we also may not be able to perform the work we are contracted to perform, which could lead to forfeiture of performance bonds.

We have been the subject of governmental and internal investigations related to alleged corrupt conduct and violations of U.S. sanctioned country laws, which were costly to conduct, resulted in a loss of revenue and substantial financial penalties and created other disruptions for the business. If we are the subject of such investigations in the future, it could have a material adverse effect on our business, financial condition and results of operations.

On January 17, 2014, the U.S. District Court for the Southern District of Texas approved the settlement agreements between us and certain of our subsidiaries and the U.S. Department of Justice (“DOJ”). On November 26, 2013, we announced that we and our subsidiaries also entered into settlement agreements with the U.S. Departments of Treasury and Commerce and with the SEC, which the U.S. District Court for the Southern District of Texas entered on December 20, 2013. These agreements collectively resolved investigations of prior alleged violations by us and certain of our subsidiaries relating to certain trade sanctions laws, participation in the United Nations oil-for-food program governing sales of goods into Iraq, and non-compliance with the Foreign Corrupt Practices Act (“FCPA”).

Approximately $66 million of the $253 million to be paid by us and our subsidiaries under the settlement agreements was paid in January 2014 and the remaining $187 million was paid pursuant to the terms of the settlement agreements in February of 2014. These agreements include a requirement to retain, for a period of at least 18 months, an independent monitor responsible to assess our compliance with the terms of the agreement so as to address and reduce the risk of recurrence of alleged misconduct, after which we would continue to evaluate our own compliance program and make periodic reports to the DOJ and SEC and a requirement to maintain agreed compliance monitoring and reporting systems, all of which is costly to us. These agreements also require us to retain an independent third party to retroactively audit our compliance with U.S. export control laws during the years 2012, 2013 and 2014.

Failure to comply with the terms of the settlement agreements could have serious consequences. Breach of the settlement agreements with the DOJ could subject us and certain of our subsidiaries to prosecution, including for the FCPA and trade sanctions criminal violations that were resolved in the settlement. Under such circumstances, DOJ would be permitted to rely upon the admissions we and certain of our subsidiaries made in the settlement, and would benefit from our waiver of certain procedural and evidentiary defenses. In addition, if we were to breach the terms of the settlement agreements concerning trade sanctions violations, all of our export privileges, and the export privileges of certain of our subsidiaries, could be revoked for one year. Moreover, failure to abide by the terms of the settlement agreements with the SEC or the Commerce or Treasury Departments would permit these agencies to pursue rescission of the settlement agreements, exposing us and certain of our subsidiaries to civil enforcement proceedings in connection with the conduct that had previously been resolved in those settlement agreements.

For additional information about these actions and claims, you should refer to the sections entitled “Item 8. – Financial Statements and Supplementary Data – Notes to Consolidated Financial Statements – Note 18 – Disputes, Litigation and Contingencies” and “– Note 21 – Subsequent Events.”

To the extent we violate trade sanctions laws, the FCPA or other laws or regulations in the future, additional fines and other penalties may be imposed and there would be uncertainty as to the ultimate amount of any penalties we could pay and there can be no assurance that actual fines or penalties, if any, will not have a material adverse effect on our business, financial condition and results of operations.

Our significant operations in foreign countries expose us to currency fluctuation risks or devaluation.

We operate in virtually every oil and natural gas exploration and production region in the world. In some parts of the world, such as Latin America, the Middle East and Southeast Asia, the currency of our primary economic environment is the U.S. dollar, and we use the U.S. dollar as our functional currency. In other parts of the world, we conduct our business in currencies other than the U.S. dollar, and the functional currency is the applicable local currency.

As a result, we are subject to significant risks, including foreign currency exchange risks resulting from changes in foreign currency exchange rates and the implementation of exchange controls and limitations on our ability to reinvest earnings from operations in one country to fund the capital needs of our operations in other countries.

The credit risks of our concentrated customer base could result in losses.

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

Our business in Venezuela subjects us to actions by the Venezuelan government or our primary customer which could have a material adverse effect on our liquidity, results of operations and financial condition.

The future results of our Venezuelan operations may be adversely affected by many factors, including our ability to take action to mitigate the effect of a further devaluation of the Venezuelan bolivar, the foreign currency exchange rate and exchange controls, other actions of the Venezuelan government and the general economic conditions in the country, resulting from continued inflation and future customer payments and spending. We may continue to see a delay in payment on our receivables from our primary customer in Venezuela or may be compelled to accept bonds as payment, which may then be sold at a loss. On December 17, 2013, we accepted bonds with a face value of $127 million from PDVSA in full settlement of $127 million in trade receivables. Upon receipt, we immediately sold these bonds in a series of transactions recognizing a loss of $58 million. If PDVSA further delays paying or fails to pay a significant amount of our outstanding receivables, or if there is a major action by the Venezuelan government, it could have a material adverse effect on our liquidity, consolidated results of operations and consolidated financial condition.

Credit rating agencies could lower our credit ratings.

Credit rating agencies could downgrade our credit ratings. Our Standard & Poor’s Ratings Services’ credit rating on our senior unsecured debt is currently BBB- and our short-term rating is A-3, both with a stable outlook. Our Moody’s Investors Ratings Services’ credit rating on our unsecured debt is currently Baa2 and our short-term rating is P-2, both with a negative outlook. If our credit ratings are lowered to non-investment grade levels this could limit our ability to refinance our existing debt, could cause us to refinance or issue debt with less favorable terms and conditions and could increase certain fees and interest rates of our borrowings. Suppliers and financial institutions may lower or eliminate the level of credit provided through payment terms or intraday funding when dealing with us thereby increasing the need for higher levels of cash on hand, which would decrease our ability to repay debt balances.

Any capital financing that may be necessary to fund growth may not be available to us at economic rates.

The condition of the credit and equity markets and the potential impact on liquidity of major financial institutions may have an adverse effect on our ability to fund growth opportunities through borrowings, under either existing or newly created instruments in the public or private markets on terms we believe to be reasonable. If we are unable to borrow via debt offerings, our credit facility or commercial paper program, we could experience a reduction of liquidity and may result in difficulty funding our operations, repayment of short-term borrowings, payments of interest and other obligations. This could be detrimental to our business and have a material adverse effect on our liquidity, consolidated results of operations and financial condition.

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

Our failure to maintain effective internal controls over financial reporting has resulted in governmental investigations and shareholder lawsuits and could further result in material misstatements in our financial statements which, in turn, could require us to restate financial statements, may cause investors to lose confidence in our reported financial information and could have an adverse effect on our share price or our debt ratings.

We have previously identified a material weakness in our internal controls over financial reporting that had resulted in a material weakness in accounting for income taxes. As of December 31, 2013, we have remediated our material weakness in accounting for income taxes. We cannot assure you that additional material weaknesses in our internal controls over financial reporting will not be identified in the future. Any failure to maintain or implement required new or improved controls, or any difficulties we encounter in their implementation, could result in additional material weaknesses, cause us to fail to meet our periodic reporting obligations or result in material misstatements in our financial statements. Any such failure could also adversely affect the results of periodic management evaluations and annual auditor attestation reports regarding the effectiveness of our internal controls over financial reporting. The existence of a material weakness could result in errors in our financial statements that could result in a restatement of financial statements, cause us to fail to meet our reporting obligations and/or cause investors to lose confidence in our reported financial information, potentially leading to a decline in our share price.

The SEC and DOJ are investigating the circumstances surrounding the prior material weakness in our internal controls over financial reporting for income taxes and the subsequent restatements of our historical financial statements. We are cooperating fully with these investigations. Additionally, in March 2011, a purported shareholder class action captioned Dobina v. Weatherford International Ltd., et al., No. 1:11-cv-01646-LAK (SDNY), was filed in the U.S. District Court for the Southern District of New York, following our announcement on March 1, 2011 of a material weakness in our internal controls over financial reporting for income taxes, and restatement of our historical financial statements. The Dobina lawsuit alleged violation of the federal securities laws by us and certain current and former officers. On January 29, 2014, we, together with certain current and former officers, resolved the Dobina lawsuit. The settlement is subject to notice to the putative class, approval by the U.S. District Court for the Southern District of New York, and other conditions. Pursuant to the settlement, we will pay approximately $53 million, all of which is recoverable from insurance, in exchange for dismissal with prejudice of the litigation and the unconditional release of all claims, known or unknown, that settlement class members brought or could have brought against us and individual defendants related to the facts and allegations in the litigation. As a condition of the settlement, we and the other defendants deny any liability or wrongdoing related to the allegations in the litigation.

Also in March 2011, a shareholder derivative action was filed purportedly on behalf of the Company against certain current and former officers and directors, alleging breaches of duty related to the material weakness and restatement announcement. In February 2012, a second shareholder derivative action was filed. In March 2012, a second purported securities class action was filed against us and certain current and former officers. That case alleges violation of the federal securities laws related to the restatement of our historical financial statements announced on February 21, 2012, and later added claims related to the announcement of a subsequent restatement on July 24, 2012. For additional information about these actions and claims, you should refer to the section entitled “Item 8. – Financial Statements and Supplementary Data – Notes to Consolidated Financial Statements – Note 18 – Disputes, Litigation and Contingencies.”

We are unable to predict the outcome of these investigations and lawsuits due to the inherent uncertainties they present and we are unable to predict potential outcomes or estimate the range of potential loss contingencies, if any. The government, generally, has a broad range of civil and criminal penalties available for these types of matters under applicable law and regulation, including injunctive relief, fines, penalties and modifications to business practices, some of which, if imposed on us, could be material to our business, financial condition or results of operations. For additional information about these actions and claims, you should refer to the sections entitled “Item 8. – Financial Statements and Supplementary Data – Notes to Consolidated Financial Statements – Note 18 – Disputes, Litigation and Contingencies” and “– Note 21 – Subsequent Events.”

Adverse changes in tax laws both in the United States and abroad, changes in tax rates or exposure to additional income tax liabilities could have a material adverse effect on our results of operations.

In 2002, we reorganized from Delaware to Bermuda and in 2009, we redomesticated from Bermuda to Switzerland. There are frequently legislative proposals in the United States that attempt to treat companies that have undertaken similar transactions as U.S. corporations subject to U.S. taxes or to limit the tax deductions or tax credits available to United States subsidiaries of these corporations. The realization of the tax benefit of our 2002 reorganization from Delaware to Bermuda and our 2009 redomestication from Bermuda to Switzerland could be impacted by changes in tax laws, tax treaties or tax regulations or the interpretation or enforcement thereof or differing interpretation or enforcement of applicable law by the U.S. Internal Revenue Service or other taxing jurisdictions. The inability to realize this benefit could have a material impact on our financial statements.

Our effective tax rate has fluctuated in the past and may fluctuate in the future. Future effective tax rates could be affected by changes in the composition of earnings in countries with differing tax rates, changes in deferred tax assets and liabilities or changes in tax laws. Numerous foreign jurisdictions in which we operate have been influenced by studies performed by the Organization of Economic Cooperation and Development (“OECD”) and are increasingly active in evaluating changes to their tax laws. The OECD, which represents a coalition of member countries, has issued various white papers addressing tax Base Erosion and Jurisdictional Profit Shifting. Their recommendations are aimed at combating what they believe is tax avoidance. Changes in tax laws could affect the distribution of our earnings and the results of our operations.

U.S. persons that own, or are deemed to own, 10% or more of our shares may be subject to U.S. federal income taxation under the controlled foreign corporation (“CFC”) rules and may also subject the Company to increased taxation. The potential for shareholders to be taxed under the CFC rules may impact demand for our shares.

Currently, certain of our subsidiary corporations are not considered CFCs because they are less than 50% owned by our U.S. group of subsidiaries and other 10% or greater shareholders. However, there is a risk that if a U.S. shareholder holds 10% or more of our shares, directly, indirectly or by attribution, that some of our subsidiaries could be classified as CFCs for U.S. federal income tax purposes. If one or more of our subsidiaries is classified as a CFC, any shareholder that is a U.S. person that owns, directly or indirectly or by attribution, 10% or more of our outstanding shares, as well as the Company, may be subject to U.S. income taxation at ordinary income tax rates on all or a portion of the CFC’s undistributed earnings and profits attributable to “subpart F income.” The CFC rules are complex and U.S. persons that hold our shares are urged to consult their own tax advisors regarding the possible application of the CFC rules to them in their particular circumstances. The risk of being subject to increased taxation may deter our current shareholders from acquiring additional ordinary shares or new shareholders from establishing a position in our ordinary shares. Either of these scenarios could impact the demand for, and value of, our shares.

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

The recent adoption of the Ordinance Against Executive Compensation by the Swiss Federal Council could have a material adverse effect on our business, financial condition and results of operations.

On November 20, 2013, the Swiss Federal Council approved the final Ordinance Against Executive Compensation, commonly known as the Minder Initiative. Starting January 1, 2014, all Swiss companies that are publicly traded on any exchange, including us, are subject to the ordinance. The Minder Initiative requires a mandatory, binding shareholder vote on director and executive management compensation (starting in 2015), requires separate votes for the chairman of the board, board members, compensation committee members and independent proxy holder, prohibits severance payments to directors and executive management and will require substantial amendments to our articles of association and additional proxy disclosure and reports. We believe the adoption of this ordinance may have significant consequences for our corporate governance practices as well as our executive compensation, which in turn, may affect our ability to attract and retain executives. Additionally, implementation of changes required by the Minder Initiative is expected to be cumbersome and costly, which could have a material adverse effect on our business, financial condition and results of operations. Furthermore, we are subject to the Exchange Act and its proxy rules, which provide for a non-binding say-on-pay vote by our shareholders for compensation of our chief executive officer, chief financial officer, and three other most highly compensated executive officers and other disclosures relating to our executive compensation. The regulatory requirements under the Minder Initiative for executive compensation are inconsistent with the proxy rules, both of which are applicable to us, and could lead to confusing and inconsistent proposals to our shareholders for approval at annual general meetings and inconsistencies in executive compensation disclosure in related proxy statements and our other SEC disclosure documents. Any other voter or other initiatives that result in changes in Swiss corporate law could also have a material adverse effect on our business, financial condition and results of operations.

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

The divestiture of certain of our non-core business lines may not be completed on the currently contemplated timeline, or at all, and we may not achieve the intended benefits.

In November 2013, we announced our intention to divest certain of our non-core business lines (land drilling rigs, drilling fluids, pipeline and specialty services, testing and production services, and wellheads) and target dates for completing these divestitures. Each of the proposed divestitures is complex in nature and may be affected by unanticipated developments, delays in obtaining regulatory or governmental approvals, challenges in establishing processes and infrastructure and changes in market conditions for both the underlying business and for potential investors or buyers in the targeted businesses. In addition, accomplishing the divestitures will incur considerable expense and require significant time and attention from management and our employees, which could distract them from other tasks in operating our business. Any or all of these proposed divestitures may take longer than we currently anticipate and may lead to the divestitures occurring under less favorable conditions (or not occurring at all), or without our fully realizing the intended benefits of such transactions.

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

Our operations are conducted in over 100 countries and we have manufacturing facilities, research and technology centers, fluids and processing centers and sales, service and distribution locations throughout the world. The following sets forth the location of our principal owned or leased facilities for our operations by geographic segment as of December 31, 2013:

Region	Specific Location
North America:	Greenville, Katy, Pasadena and San Antonio, Texas; Schriever, Louisiana; Leetsdale, Pennsylvania; New Brighton, Minnesota; Williston, North Dakota; and Nisku, Canada.

Latin America:	Poza Rica, Reynosa, Venustiano Carranza and Ciudad Del Carmen, Mexico; Ciudad Ojeda, Venezuela; and Rio de Janeiro, Brazil.

Europe/SSA/Russia:	Lukhovitsy and Nizhnevartovsk, Russia; Langenhagen, Germany; and Stavanger, Norway.

MENA/Asia Pacific:	Tianjin and Shifang, China; Kurdistan, Iraq; Abu Dhabi and Jebel Ali, United Arab Emirates; Dharan, Saudi Arabia; and Singapore, Singapore.

Our headquarters are in Geneva, Switzerland and our corporate offices are located in Houston, Texas. We own or lease numerous other facilities such as service centers, shops and sales and administrative offices throughout the geographic regions in which we operate. All of our owned properties are unencumbered. We believe that our facilities that we currently occupy are suitable for their intended use.

Item 3. Legal Proceedings

In the ordinary course of business, we are the subject of various claims and litigation. We maintain insurance to cover many of our potential losses, and we are subject to various self-retention limits and deductibles with respect to our insurance.

Please see the following:

•	“Item 1. – Business – Other Business Data – Federal Regulation and Environmental Matters,” which is incorporated by reference into this item.

•
“Item 1A. – Risk Factors” – We have been the subject of governmental and internal investigations related to alleged corrupt conduct and violations of U.S. sanctioned country laws, which were costly to conduct, resulted in a loss of revenue and substantial financial penalties and created other disruptions for the business. If we are the subject of such investigations in the future, it could have a material adverse effect on our business, financial condition and results of operations,” which is incorporated by reference into this item.

•	“Item 8. – Financial Statements and Supplementary Data – Notes to Consolidated Financial Statements – Note 18 – Disputes, Litigation and Contingencies” and “– Note 21 – Subsequent Events.”

Although we are subject to various on-going items of litigation, we do not believe it is probable that any of the items of litigation to which we are currently subject will result in any material uninsured losses to us. It is possible, however, that an unexpected judgment could be rendered against us, or we could decide to resolve a case or cases that would result in a liability that could be uninsured and beyond the amounts we currently have reserved and in some cases those losses could be material.

Item 4. Mine Safety Disclosures

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities

Our shares are traded under the symbol “WFT” on the New York Stock Exchange (“NYSE”), the Euronext-Paris Exchange and the SIX Swiss Exchange. As of February 14, 2014, there were 2,204 shareholders of record. The following table sets forth, for the periods indicated, the range of high and low sales prices per share for our stock as reported on the NYSE.

	Price
	High	Low
Year ending December 31, 2013
First Quarter	$13.70	$11.08
Second Quarter	14.65	11.66
Third Quarter	15.80	13.60
Fourth Quarter	17.38	14.44

Year ending December 31, 2012
First Quarter	$18.33	$14.57
Second Quarter	15.47	11.14
Third Quarter	14.04	11.17
Fourth Quarter	12.92	8.84

On February 14, 2014, the closing sales price of our shares as reported by the NYSE was $14.78 per share. We have not declared or paid cash dividends on our shares since 1984. We intend to retain any future earnings and do not expect to pay any cash dividends in the near future.

Under our restricted share plan, employees may elect to have us withhold shares to satisfy minimum statutory federal, state and local tax withholding obligations arising on the vesting of restricted stock awards and exercise of options. When we withhold these shares, we are required to remit to the appropriate taxing authorities the market price of the shares withheld, which could be deemed a purchase of shares by us on the date of withholding. During the quarter ended December 31, 2013, we withheld shares to satisfy these tax withholding obligations as follows:

Period	No. of Shares	Average Price
October 1 - October 31, 2013	18,342	$15.63
November 1 - November 30, 2013	140,450	16.98
December 1 - December 31, 2013	151,129	13.86

Information concerning securities authorized for issuance under equity compensation plans is set forth in Part III of this report under “Item 12(d). – Securities Authorized for Issuance Under Equity Compensation Plans,” which is incorporated by reference into this item.

Performance Graph

This graph compares the yearly cumulative return on our shares with the cumulative return on the Dow Jones U.S. Oil Equipment & Services Index and the Dow Jones U.S. Index for the last five years. The graph assumes the value of the investment in our shares and each index was $100 on December 31, 2008. The stockholder return set forth below is not necessarily indicative of future performance. The following graph and related information shall not be deemed “soliciting material” or to be “filed” with the SEC, nor shall such information be incorporated by reference into any future filing under the Securities Act or the Exchange Act, except to the extent that we specifically incorporate it by reference into such filing.

Comparison of Five-Year Cumulative Total Return
Weatherford common stock, the Dow Jones U.S.
Oil Equipment and Services Index and
the Dow Jones U.S. Index

 Item 6. Selected Financial Data

The following table sets forth certain selected historical consolidated financial data and should be read in conjunction with “Item 7. – Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Item 8. – Financial Statements and Supplementary Data,” which contain information on the comparability of the selected financial data and are both contained in this report. Discussion of material uncertainties is included in “Item 8. – Financial Statements and Supplementary Data – Notes to Consolidated Financial Statements – Note 18 – Disputes, Litigation and Contingencies.” The following information may not be indicative of our future operating results.

	Year Ended December 31,
(Dollars in millions, except per share amounts)	2013	2012	2011	2010	2009
Statements of Operations Data:
Revenues	$15,263	$15,215	$12,988	$10,221	$8,833
Operating Income	523	298	1,307	774	687
Income (Loss) From Continuing Operations Attributable To Weatherford	(345)	(778)	189	(217)	87
Basic Earnings (Loss) Per Share From Continuing Operations Attributable To Weatherford	(0.45)	(1.02)	0.25	(0.29)	0.12
Diluted Earnings (Loss) Per Share From Continuing Operations Attributable To Weatherford	(0.45)	(1.02)	0.25	(0.29)	0.12

Balance Sheet Data:
Total Assets	$21,977	$22,795	$21,051	$19,199	$18,782
Long-term Debt	7,061	7,049	6,286	6,530	5,847
Shareholders’ Equity	8,203	8,818	9,345	9,118	9,175
Cash Dividends Per Share	—	—	—	—	—

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Our Management’s Discussion and Analysis of Financial Condition and Results of Operations begins with an executive overview that provides a general description of our Company, a synopsis of industry market trends, insight into management’s perspective of the opportunities and challenges we face and our outlook for 2014. Next, we analyze the results of our operations for the last three years, including the trends in our business. We then review our cash flows and liquidity, capital resources and contractual commitments. We conclude with an overview of our critical accounting policies and estimates and a summary of recently issued accounting pronouncements.

The following discussion should be read in conjunction with our Consolidated Financial Statements and Notes thereto included in “Item 8. – Financial Statements and Supplementary Data.” Our discussion includes various forward-looking statements about our markets, the demand for our products and services and our future results. These statements are based on certain assumptions we consider reasonable. For information about these assumptions, you should refer to the section entitled “Forward-Looking Statements” and the section entitled “Item 1A. – Risk Factors.”

Overview

General

Our principal business is to provide equipment and services to the oil and natural gas exploration and production industry both on land and offshore, through our two product service line groups: (1) Formation Evaluation and Well Construction and (2) Completion and Production, which together comprise a total of 15 service lines.

•
Formation Evaluation and Well Construction service lines include Controlled-Pressure Drilling and Testing, Drilling Services, Tubular Running Services, Drilling Tools, Integrated Drilling, Wireline Services, Re-entry and Fishing, Cementing, Liner Systems, Integrated Laboratory Services and Surface Logging.

•	Completion and Production service lines include Artificial Lift Systems, Stimulation and Chemicals, Completion Systems and Pipeline and Specialty Services.

We may sell our products and services separately or may bundle them together to provide integrated solutions, up to and including integrated well construction where we are responsible for the entire process of drilling, constructing and completing a well. Our customers include both exploration and production companies and other oilfield service companies. Depending on the service line, customer and location, our contracts vary in their terms, provisions and indemnities. We earn revenues under our contracts when products and services are delivered. Typically, we provide products and services at a well site where our personnel and equipment may be located together with personnel and equipment of our customer and third parties, such as other service providers. Our services are usually short-term in nature; day-rate based and cancellable should our customer wish to alter the scope of work. Consequently, our backlog of firm orders is not material to the Company.

We conduct operations in over 100 countries and have service and sales locations in nearly all of the oil and natural gas producing regions in the world. Our operational performance is reviewed on a geographic basis and we report the following regions as separate, distinct reporting segments: North America, Latin America, Europe/SSA/Russia, MENA/Asia Pacific.

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

	WTI Oil (a)	Henry Hub Gas (b)	North American Rig Count (c)	International Rig Count (c)
2013	$98.42	$4.19	2,129	1,320
2012	91.82	3.35	2,178	1,260
2011	98.83	2.99	2,481	1,188

(a)	Price per barrel of West Texas Intermediate (“WTI”) crude oil as of the last business day of the year indicated at Cushing Oklahoma – Source: Thomson Reuters

(b)	Price per MM/BTU as of the last business day of the year indicated at Henry Hub Louisiana – Source: Thomson Reuters

(c)	Average rig count for the fourth quarter – Source: Baker Hughes Rig Count

Oil prices fluctuated during 2013, ranging from a high of $110.53 per barrel in early September to a low of $86.68 per barrel in mid-April. Natural gas ranged from a high of $4.50 MM/BTU in late December to a low of $3.11 MM/BTU in early January. Factors influencing oil and natural gas prices during the period include hydrocarbon inventory levels, realized and expected global economic growth, realized and expected levels of hydrocarbon demand, levels of spare production capacity within the Organization of Petroleum Exporting Countries (“OPEC”), weather and geopolitical uncertainty.

Opportunities and Challenges

Our industry offers many opportunities and challenges. The cyclicality of the energy industry impacts the demand for our products and services. Certain of our products and services, such as our drilling and evaluation services, well installation services and well completion services, depend on the level of exploration and development activity and the completion phase of the well life cycle. Other products and services, such as our production optimization and artificial lift systems, are dependent on production activity. We have created a long-term strategy aimed at growing our businesses, servicing our customers, and most importantly, creating value for our shareholders. The success of our long-term strategy will be determined by our ability to manage effectively any industry cyclicality, respond to industry demands, successfully maximize the benefits from our acquisitions and successfully complete the disposition of our non-core businesses.

Outlook

In 2014, we expect to achieve improved profitability by focusing the organization on growing our core businesses, making our cost base more efficient, divesting our non-core businesses and reducing our debt. We continually seek opportunities to maximize efficiency and value through various transactions, including purchases or dispositions of assets, businesses, investments or joint ventures. We evaluate our disposition candidates based on the strategic fit within our business and/or objectives. In November 2013, we announced our intention to divest certain non-core business lines (land drilling rigs, drilling fluids, pipeline and specialty services, testing and production services and wellheads) and target dates for completing these divestitures. The cash proceeds from these divestitures will be used to pay down debt. On January 30, 2014, we announced, as an important step in making our cost base more efficient, that we would reduce our workforce by 7,000 employees, primarily from our fixed support cost base. The workforce reduction is expected to be completed during the first half of 2014 and is designed to lighten our support structure as a complement to our planned divestiture program. Our strategic business reviews of operations that do not generate good margins and are a drain on our cash flow are underway, and we expect to begin eliminating select operations in certain markets in the second quarter of 2014. We expect these actions will bring additional costs savings, in the form of headcount reduction as well as other areas.

In 2014, we expect revenue growth, primarily in our core businesses, in North America, Europe/SSA/Russia and MENA/Asia Pacific regions while Latin America is expected to decline. Overall margins will improve as a result of lower costs and the growth in our more profitable core businesses. The revenue growth and margins will show improvements throughout the year, but will be stronger in the second half of 2014. Our effective tax rate is expected to be between 25% and 35% and will depend on the geographical mix of earnings. Capital expenditures are targeted at approximately 8% of revenues. The continued focus on reducing working capital coupled with improved earnings is expected to generate improved positive free cash flow during 2014.

We believe the long-term outlook for our businesses is favorable. As well production decline rates accelerate and reservoir productivity complexities increase, our clients will continue to face growing challenges securing desired rates of production growth. These challenges increase our customers’ requirements for technologies that improve productivity and efficiency and increase demand for our products and services. These factors provide us with a positive outlook for our core businesses over the longer term. The level of improvement in our businesses in the future will continue to depend heavily on pricing and volume increases, our control of costs and our ability to further penetrate existing markets with our younger technologies, as well as to successfully introduce these technologies to new markets.

The continued and increasing strength of the industry, including client spending, will be highly dependent on many external factors, such as world economic and political conditions, the price of oil and natural gas, member-country quota compliance within OPEC and weather conditions, including the factors described in the section entitled “Forward-Looking Statements” and the section entitled “Item 1A. – Risk Factors.”

Results of Operations

The following charts contain selected financial data comparing our consolidated and segment results from operations for 2013, 2012 and 2011. See “Notes to Consolidated Financial Statements – Note 20 – Segment Information“ for additional information regarding variances in operating income.

	Year Ended December 31,
(Dollars in millions, except per share data)	2013	2012	2011
Revenues:
North America	$6,390	$6,824	$6,023
MENA/Asia Pacific	3,344	2,795	2,441
Europe/SSA/Russia	2,693	2,519	2,298
Latin America	2,836	3,077	2,226
	15,263	15,215	12,988
Operating Income (Expense):
North America	820	1,078	1,259
MENA/Asia Pacific	(96)	34	25
Europe/SSA/Russia	288	315	287
Latin America	306	395	254
Research and Development	(266)	(257)	(245)
Corporate Expenses	(200)	(196)	(177)
Goodwill and Equity Investment Impairment	—	(793)	—
U.S. Government Investigation Loss	(153)	(100)	—
Other Items	(176)	(178)	(96)
	523	298	1,307

Interest Expense, Net	(516)	(486)	(453)
Devaluation of Venezuelan Bolivar	(100)	—	—
Other, Net	(77)	(100)	(107)
Provision for Income Tax	(144)	(462)	(542)
Net Income (Loss) per Diluted Share	(0.45)	(1.02)	0.25
Depreciation and Amortization	1,402	1,282	1,136

Revenues

The following chart contains the percentage distribution of our consolidated revenues by product service line group for 2013, 2012 and 2011:

	Year Ended December 31,
	2013	2012	2011
Formation Evaluation and Well Construction	61%	56%	57%
Completion and Production	39	44	43
Total	100%	100%	100%

Consolidated revenues increased $48 million in 2013 compared to 2012. International revenues increased $482 million, or 6%, in 2013 compared to 2012, on a 5% increase in the 2013 annual international average rig count. International revenues include revenue from all segments other than North America. Increased activity in the eastern hemisphere, primarily due to higher demand for our drilling services, well construction, artificial lift and integrated drilling product service lines, was the driver for the increase compared to 2012. Revenue in our North America segment decreased $434 million, or 6%, in 2013 compared to the prior year, on a 7% decrease in 2013 annual North American average rig count. The decrease in revenue was due to reduced demand and the associated pricing pressure on our pressure pumping and wireline service lines as well as the sale of our industrial screen business in the first half of 2013.

Consolidated revenues increased $2.2 billion, or 17%, in 2012 compared to 2011. North America segment revenues increased $801 million, or 13%, in 2012 compared to 2011, on a 1% decrease in rig count. International revenues increased $1.4 billion, or 20%, on a 6% rig count increase. Latin America was the strongest contributor to our year-over-year international revenue growth. From a service line perspective, artificial lift, integrated drilling, and pipeline and specialty services experienced the strongest growth in 2012.

Operating Income

Consolidated operating income increased $225 million, or 76%, in 2013 compared to 2012, primarily due to the 2012 goodwill and equity investment impairment charges totaling $793 million. Excluding these impairment charges, operating income declined $568 million, driven by a $504 million decrease from our operating segments income primarily due to pricing pressure and decreased demand across most service lines in our North America segment as compared to 2012, as well as estimated losses of $232 million for our long-term early production facility construction contracts in Iraq. In 2013, we recognized bad debt expense of $98 million, of which $59 million was in Latin America and almost entirely attributable to a $58 million loss on PDVSA bond exchange for Venezuelan accounts receivable, $27 million in MENA/Asia Pacific, $10 million in Europe/SSA/Russia and $2 million in North America.

During 2013, we recorded a $153 million accrual related to U.S. government investigations and recognized other items of $176 million, including $67 million in professional fees and expenses related to the settlement of the U.S. government investigations and the remediation of our material weakness related to income taxes, $94 million of severance, and $15 million of exit costs and other items, net of $24 million of gains related to the sale of our 38.5% equity interest in Borets International Limited (“Borets”) and our industrial screen business.

Consolidated operating income decreased $1 billion, or 77%, in 2012 compared to 2011. Our operating segments contributed to only $3 million of the decrease. The primary drivers of the decline in operating income were the recognition of goodwill and equity investment impairment charges of $793 million, a $100 million accrual related to settlement of U.S. government investigations and an $82 million increase in other items expenses compared to 2011. Research and development expenditures represented a consistent 2% of revenues in both 2012 and 2011. The increase in our corporate general and administrative expenses is primarily attributable to increased personnel cost and professional services fees.

We incurred $178 million of net other items during 2012, which included $103 million of professional fees associated with our income tax restatement and material weakness remediation, $79 million of severance, exit and other charges, including $13 million of costs incurred in connection with investigations by the U.S. government, $12 million of total costs, including fees and expenses, associated with our 2012 debt consent solicitation, offset by a $28 million gain related to the sale of our subsea controls business.

We incurred $96 million of net other items during 2011, which included $55 million of severance, exit and other charges, income tax restatement and material weakness remediation expenses of $22 million, $10 million of costs incurred in connection with investigations by the U.S. government and $9 million associated with the termination of a corporate consulting contract.

Devaluation of Venezuelan Bolivar

Effective January 1, 2011, the Venezuelan government modified the fixed rate of exchange, eliminating the previous two-tier structure and establishing 4.30 per dollar as the official exchange rate of the Venezuelan bolivar for all goods and services. This modification did not have a material impact to our financial position or results of operations.

On February 8, 2013, the Venezuelan government announced its intention to further devalue its currency effective February 13, 2013 at which time the official exchange rate moved from 4.30 per dollar to 6.30 per dollar for all goods and services. In connection with this devaluation, we recognized a charge of $100 million in 2013 for the remeasurement of our net monetary assets denominated in the Venezuelan bolivar at the date of the devaluation, which was not tax deductible in Venezuela. We also recorded a $6 million benefit for Venezuelan income tax purposes related to our net U.S. dollar determined tax liability in the country.

As of December 31, 2013, we had a net monetary asset position denominated in Venezuelan bolivars of approximately $238 million, comprised primarily of accounts receivable and current liabilities. We are continuing to explore opportunities to reduce our exposure, but should another devaluation occur in the future, we may be required to take further charges related to the remeasurement of our net monetary asset position.

Interest Expense, Net

Interest expense, net increased $30 million, or 6%, in 2013 compared to 2012 due to increases in our levels of indebtedness. Interest expense, net increased $33 million, or 7%, in 2012 compared to 2011 due to increases in our levels of indebtedness. In both years the increase in indebtedness was largely via our commercial paper program.

Other Expense, Net

Other expense, net was $77 million in 2013, $100 million in 2012 and $107 million in 2011, and these expenses primarily represent foreign currency exchange losses, excluding the devaluation of the Venezuelan bolivar, associated with our foreign denominated net asset or liability positions relative to the strength of the U.S. dollar. In addition, during 2013 we recognized a charge of approximately $100 million on the devaluation of the Venezuelan bolivar. Due to the magnitude the 2013 devaluation of the Venezuelan bolivar we have provided a discussion mentioned previously under the heading “Devaluation of Venezuelan Bolivar.”

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

The relationship between our pre-tax income or loss from continuing operations and our income tax benefit or provision varies from period to period as a result of various factors which include changes in total pre-tax income or loss, the jurisdictions in which our income is earned, the tax laws in those jurisdictions, the impacts of tax planning activities and the resolution of tax audits. Our income derived in Switzerland is taxed at a rate of 7.83%; however, our effective rate is substantially above the Swiss statutory tax rate as the majority of our operations are taxed in jurisdictions with much higher tax rates.

Our provision for income taxes in the countries in which we operate was $144 million in 2013, $462 million in 2012 and $542 million in 2011, which resulted in an effective tax rate of (85)%, (160)% and 73%, respectively. Our provision for income taxes was significantly impacted by discrete tax expense items in each of these years. In 2013, our income before tax includes a $153 million charge for the settlement of the United Nations oil-for-food program governing sales of goods into Iraq and FCPA matters, a $299 million loss on certain projects in Iraq, a $98 million Venezuela notes receivable impairment charge and other bad debt expense and a $100 million loss due to the devaluation of the Venezuelan bolivar, all with no or little tax benefit. Our 2013 tax provision includes certain discrete tax benefits primarily due to tax planning activities, decreases in reserves for uncertain tax positions due to statute of limitation expiration and audit closures and the enactment of the American Taxpayer Relief Act, which decreased our effective tax rate for the period. In 2012, our results include a $589 million goodwill impairment charge, which was substantially non-deductible, a $204 million equity method impairment charge and a $100 million accrual for a loss contingency, both of which are fully non-deductible. In 2011, we recognized $20 million of withholding tax on the redemption of equity in one of our U.S. subsidiaries. Our results in 2013 and 2012 included significant losses in Iraq with a valuation allowance of $134 million and $72 million, respectively.

Our effective tax rate for these periods was also negatively impacted by the taxing regimes in certain countries and our operating structure. Several of the countries in which we operate, primarily in our MENA/Asia Pacific segment, tax us based on “deemed,” rather than actual, profits. We are not currently profitable in certain of those countries, which results in us accruing and paying taxes based on a “deemed profit” instead of recognizing no tax expense or potentially recognizing a tax benefit. Our operating structure results in us paying withholding taxes on intercompany charges for items such as rentals, management fees, royalties, and interest as well as on applicable third party transactions. Such withholding taxes were $85 million in 2013, $138 million in 2012 and $94 million in 2011. We also incur pre-tax losses in certain jurisdictions that do not have a corporate income tax and thus we are not able to recognize an income tax benefit on those losses.

Our effective tax rate decreased from 2012 to 2013 primarily due to tax restructuring benefits and decrease in our reserve for uncertain tax positions due to audit settlements and statue expirations. These reductions were partially offset by higher valuation allowances recognized in 2013, mainly as a result of an increase of losses on certain projects in Iraq and the loss due to the devaluation of the Venezuelan bolivar. Our effective tax rate increased from 2011 to 2012 due primarily to significant impairment charges and accrual for a loss contingency that are not deductible for tax. Our effective tax rate will generally be lower in periods of higher pre-tax earnings as the rate impact of certain of the items discussed above is mitigated by the higher earnings.

Segment Results

North America

North America segment revenues decreased $434 million, or 6%, in 2013 compared to 2012. The 2013 North America average rig count decreased 7% compared to 2012. The decline in revenues was primarily due to reduced demand and the related pricing pressure on our pressure pumping and wireline service lines, as well as a decline in our industrial screens revenue due to the sale of this business unit in 2013. These declines were partially offset by an increase in service line revenues from our well construction services.

Operating income decreased $258 million, or 24%, in 2013 compared to 2012. Declines in operating margin are primarily attributable to pressure pumping margin declines due to price reductions and higher fixed costs, as well as lower gross profit in drilling services driven by a decline in activity. Operating margins were 13% in 2013 compared to 16% in 2012. These margin declines were partially offset by increases in artificial lift operating margins due to increased demand and utilization of our products and services.

North America revenues increased $801 million, or 13%, in 2012 compared to 2011 on a 1% decrease in average rig count in North America over the comparable period. Revenues increased due to higher demand for our well construction, artificial lift systems, drilling services and completions services, which were our strongest service line contributors year-over-year.

Operating income decreased $181 million, or 14%, in 2012 compared to 2011. Operating margins fell to 16% in 2012 compared to 21% in 2011. Pricing pressures in stimulation contributed to the decline in margins over the comparable period of the prior year. Also, during 2012, we recognized charges attributable to the North America reporting segment totaling $51 million to adjust the carrying value of our guar inventory, a component of certain drilling fluids, to the lower of cost or market, and for excess and obsolete inventory.

MENA/Asia Pacific

MENA/Asia Pacific revenues increased $549 million, or 20%, which includes $512 million related to projects in Iraq, in 2013 compared to 2012. The increased revenue was due to higher demand for our drilling services, well construction and artificial lift service lines primarily in Iraq, Saudi Arabia and United Arab Emirates.

Operating income decreased $130 million in 2013 compared to 2012. The 2013 decrease in operating income is primarily due to increased costs in completions, drilling services and integrated drilling, and the additional losses on the long-term early production facility construction contracts in Iraq, accounted for under the percentage of completion method. During 2013, we recognized estimated project losses of $232 million related to these construction contracts. Total estimated losses on these projects were $307 million at December 31, 2013. During 2013, we recognized bad debt expense of $27 million in the MENA/Asia Pacific reporting segment.

MENA/Asia Pacific revenues increased $354 million, or 15%, in 2012 compared to 2011, outpacing the 10% increase in rig count. The increase in revenues is attributable to the contribution made by several key countries including Iraq, Saudi Arabia and Oman. Increased demand for our drilling services, integrated drilling, artificial lift systems and completions service lines were the strong contributors in the region.

Operating income increased $9 million, or 36%, in 2012 as compared to 2011 and operating margins were flat. Losses incurred in our Iraq operations during 2012 of $189 million were more than offset by increases in operating income in Saudi Arabia and in Asia Pacific countries. During 2012, we recognized a charge for excess and obsolete inventory of $16 million attributable to the MENA/Asia Pacific reporting segment.

In early 2011, our operations in Libya, Algeria, Tunisia, Egypt, and to a lesser extent Yemen and Bahrain were disrupted by political revolutions and uprisings in these countries, which had a negative impact on our results for 2011 and 2012. During 2013 and 2012, these six countries accounted for less than 2% of our global revenue, down from 3% in 2011 and 6% in 2010.

Due to the hostilities in Libya, and following an examination our assets and an evaluation of our accounts receivable, we recognized an expense of $59 million in 2011 to establish a reserve for these assets. We were able to secure our assets and rigs and restart our operations base in Libya in the fourth quarter of 2012 and they have remained secure throughout 2013. At December 31, 2013, we had inventory, property, plant and equipment with a carrying value of approximately $76 million in Libya, as well as $13 million of accounts receivable.

Europe/SSA/Russia

Revenues in our Europe/SSA/Russia segment increased $174 million, or 7%, in 2013 compared to 2012. The region realized strong performances due to increased activity in integrated drilling in Russia. In addition, Russia and SSA, particularly in Gabon, Congo and Cameroon, had higher demand for our drilling services in 2013.

Operating income decreased $27 million, or 9%, in 2013 compared to 2012. Operating margins were 11% in 2013 and 13% in 2012. The decrease in operating income and margins was due to increased costs for drilling equipment in Russia, relative to the prior year related to drilling services, integrated drilling and pipeline and specialty services activity.

Revenues in our Europe/SSA/Russia segment increased $221 million, or 10%, in 2012 compared to 2011, with a 6% rig count increase over the comparable period. Our integrated drilling, completions, pipeline and specialty services and drilling tool service lines were the strongest contributors to the year-over-year growth.

Operating income increased $28 million, or 10%, in 2012 compared to 2011. Operating margins were flat when compared to 2011. With consistent margins the increases are attributable to integrated drilling, completions, pipeline and specialty services and drilling tool service lines, which offset a charge recognized during 2012 for excess and obsolete inventory of $11 million attributable to the Europe/SSA/Russia reporting segment.

Latin America

Revenues in our Latin America segment decreased $241 million, or 8%, in 2013 compared to 2012 largely due to lower demand for our artificial lift and integrated drilling services in Mexico, Venezuela and Brazil, partially offset by increased demand for our well construction and pipeline and specialty services.

Operating income decreased $89 million, or 23%, in 2013 compared to 2012 due in part to a $58 million loss recognized upon settlement of $127 million in outstanding receivables due from PDVSA. On December 17, 2013, we accepted bonds with a face value of $127 million from PDVSA in full settlement of $127 million in trade receivables. Upon receipt, we immediately sold these bonds in a series of transactions recognizing a bad debt expense of $58 million. Operating margins were 11% in 2013 and 13% in 2012 due primarily to higher bad debt expenses in the region. Without this bad debt expense, operating margin in 2013 would have been 13%.

Latin American revenues increased $851 million, or 38%, in 2012 compared to 2011, despite a flat average rig count for the region. The increase in revenue was mostly due to improved demand in our integrated drilling, artificial lift systems, completions and stimulation and chemicals service lines. Geographically, Colombia, Mexico and Venezuela contributed significant revenue improvements.

Operating income for Latin America increased $141 million, or 56%, in 2012 compared to 2011. Operating margins were 13% in 2012 compared to 11% in 2011. A main driver of this increase was the extent of progress on our project work in Mexico. During 2012, we recognized a charge for excess and obsolete inventory of $5 million attributable to the Latin America reporting segment.

Liquidity and Capital Resources

Cash Flows

	Year Ended December 31,
(Dollars in millions)	2013	2012	2012
Net cash provided by operating activities	$1,229	$1,221	$852
Net cash used by investing activities	(1,104)	(2,306)	(1,674)
Net cash provided by financing activities	6	1,012	777

At December 31, 2013, we had cash and cash equivalents of $435 million compared to $300 million at December 31, 2012. Cash flows provided by operating activities were $1.2 billion during both 2013 and 2012. Our net loss decreased by $436 million for 2013 compared to the net loss in 2012, primarily due to the non-cash charges related to the impairment of goodwill and equity investment which occurred in 2012 that did not recur in 2013. The change in our net working capital provided operating cash flows of $186 million.

At December 31, 2012, we had cash and cash equivalents of $300 million compared to $371 million at December 31, 2011. Cash flow from operating activities provided $1.2 billion during 2012 compared to $852 million during 2011. Our net loss in 2012 was $750 million compared to a net income of $205 million in 2011. Non-cash charges in 2012 were higher by $891 million compared to 2011, primarily due to the impairment of goodwill and equity investment which occurred in 2012. The net change in our total operating assets and liabilities used $433 million less cash in 2012 than in 2011.

Investing Activities

The main driver of our investing cash flow activities is capital expenditures for property, plant and equipment. Capital expenditures were $1.6 billion in 2013, $2.2 billion in 2012 and $1.5 billion in 2011. The amount we spend for capital expenditures varies each year based on the type of contracts in which we enter, our asset availability and our expectations with respect to industry activity levels in the following year.

Investing activities also include net cash amounts paid for acquisitions and net proceeds received for sales of assets, businesses and equity investments. Cash proceeds received from dispositions were $488 million in 2013, primarily from the sale of our 38.5% equity interest in Borets and our industrial screen business. Cash proceeds received from dispositions were $61 million from the sale of our subsea controls business in 2012 and $31 million from other dispositions in 2011. We paid $17 million for acquisitions in 2013, $190 million in 2012 and $166 million in 2011. Our current focus is on disposition of businesses or capital assets that are no longer core to our long-term strategy, although we will continue to make business acquisitions when strategically advantageous.

Financing Activities

Our financing activities primarily consisted of borrowing and repayment of long-term and short-term debt. Our short-term borrowings amounted to $612 million in 2013 and $992 million in 2011. In 2012, our net repayments of short-term borrowings were $13 million. In 2013, our long-term borrowings were $3 million. In 2012, we increased our long-term debt by $1.3 billion through the issuance of senior notes, as noted below under “Sources of Liquidity.” In 2011, our long-term borrowings were $22 million. Total long-term debt repayments were $603 million in 2013, $310 million in 2012 and $216 million in 2011, which included the repayment of our senior notes of $544 million in 2013, $273 million in 2012 and $183 million in 2011.

During 2012, our financing activities include $65 million for the exercise of warrants as discussed below. Our other financing activities included dividends paid to noncontrolling partners in consolidated joint ventures of $27 million in 2013, $21 million in 2012 and $29 million in 2011. In addition, we received proceeds from the exercise of stock options issued to our employees and directors of $22 million for 2013, $4 million for 2012 and $3 million for 2011.

Expense, fees and other costs associated with our debt consent solicitation in 2012 included approximately $18 million we paid to the holders of our senior notes in connection with a consent solicitation from our senior note holders and $12 million of total other costs, including fees and expenses, incurred associated with our 2012 debt consent solicitation. See “Item 8. – Financial Statements and Supplementary Data – Notes to Consolidated Financial Statements – Note 11 – Long-term Debt.”

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

Committed Borrowing Facility

We maintain a $2.25 billion unsecured, revolving credit agreement (the “Credit Agreement”) with JPMorgan Chase Bank, N.A., as administrative agent, scheduled to mature July 13, 2016. The Credit Agreement can be used for a combination of borrowings, support for our $2.25 billion commercial paper program and issuances of letters of credit. This agreement requires that we maintain a debt-to-total capitalization ratio of less than 60%. We were in compliance with this covenant at December 31, 2013. At December 31, 2013, our borrowings under our commercial paper program had a weighted average interest rate of 1.00%, and there were $42 million in outstanding letters of credit under the Credit Agreement.

The following summarizes our availability under the Credit Agreement at December 31, 2013 (dollars in millions):

Facility	$2,250
Less uses of facility:
Revolving credit facility	772
Commercial paper	292
Letters of credit	42
Availability	$1,144

On May 1, 2013, we entered into a $300 million, 364-day term loan facility with a syndicate of banks. The facility was fully drawn on May 1, 2013 and will mature on April 30, 2014. The terms and conditions of the facility are substantially similar to our $2.25 billion revolving credit agreement. The facility is used for general corporate purposes, including the repayment of other credit facility borrowings and the reduction of outstanding commercial paper.

On April 4, 2012, we completed a $1.3 billion long-term debt offering comprised of $750 million of 4.5% Senior Notes due 2022 and $550 million of 5.95% Senior Notes due 2042. The net proceeds from this offering were used to repay short-term indebtedness under our commercial paper program and for general corporate purposes.
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

Our Standard & Poor’s Ratings Services’ credit rating on our senior unsecured debt is currently BBB- and our short-term rating is A-3, both with a stable outlook. Our Moody’s Investors Ratings Services’ credit rating on our unsecured debt is currently Baa2 and our short-term rating is P-2, both with a negative outlook. We have access and expect we will continue to have access to credit markets, including the U.S. commercial paper market, although the commercial paper amounts outstanding may be reduced as a result of a negative rating change. We expect to utilize the Credit Agreement or other facilities to supplement commercial paper borrowings as needed.

Cash Requirements
During 2014, we anticipate our cash requirements will include payments for working capital needs and capital expenditures, interest payments on our outstanding debt, the repayment of our 364-day term loan facility, payments associated with our settlement agreement with the DOJ and SEC related to the United Nations oil-for-food program governing sales of goods into Iraq and our subsidiaries’ non-compliance with the Foreign Corrupt Practices Act. Our cash requirements may also include opportunistic business acquisitions and an amount to settle the governmental investigations described in “Item 1A. – Risk Factors” and “Item 8. – Financial Statements and Supplementary Data – Notes to Consolidated Financial Statements – Note 18 – Disputes, Litigation and Contingencies.” Consistent with 2013, we anticipate funding these requirements from cash generated from operations, availability under our existing or additional credit facilities, the issuance of commercial paper and potential proceeds from disposals of businesses or capital assets that are no longer closely aligned with our core long-term growth strategy. Capital expenditures for 2014 are projected to be approximately 8% of our revenues. The amounts we ultimately spend will depend on a number of factors including the type of contracts we enter into, asset availability and our expectations with respect to industry activity levels in 2014. Expenditures are expected to be used primarily to support anticipated near-term growth of our core businesses and our sources of liquidity are anticipated to be sufficient to meet our needs. Capital expenditures during 2013 were $1.6 billion.
Cash and cash equivalents of $434 million at December 31, 2013 are held by subsidiaries domiciled outside of Switzerland. Based on the nature of our structure, we are generally able to redeploy cash with no significant incremental tax expense.

Accounts Receivable Factoring

Since 2010, we have entered into an accounts receivable factoring program to sell accounts receivable in Mexico to third party financial institutions. In 2013, we sold $215 million under the program, received cash totaling $204 million and recognized a loss of $3 million on these sales. In 2012, we sold approximately $177 million under the program, received cash totaling $163 million and recognized a loss of $1 million on these sales. In 2011, we sold approximately $65 million under our factoring program, received cash totaling $64 million and recognized a loss of $1 million on these sales. In each of the years, our factoring transactions qualified for sale accounting under U.S. generally accepted accounting principles (“U.S. GAAP”) and proceeds are included in operating cash flows in our Consolidated Statements of Cash Flows.

Contractual Obligations

The following summarizes our contractual obligations and contingent commitments by period. The obligations we pay in future periods may vary due to certain assumptions including the duration of our obligations and anticipated actions by third parties.

	Payments Due by Period
(Dollars in millions)	2014	2015 and 2016	2017 and 2018	Thereafter	Total
Short-term Debt	$1,593	$—	$—	$—	$1,593
Long-term Debt (a)	71	480	1,181	5,458	7,190
Interest on Long-term Debt	456	891	782	4,075	6,204
Noncancellable Operating Leases	277	424	246	270	1,217
Purchase Obligations	399	—	—	—	399
Government investigations and other litigation obligations	306	—	—	—	306
	$3,102	$1,795	$2,209	$9,803	$16,909

(a)
Amounts represent the expected cash payments of principal associated with our long-term debt. These amounts do not include the unamortized discounts or deferred gains on terminated interest rate swap agreements.

Due to the uncertainty with respect to the timing of future cash flows associated with our uncertain tax positions, we are unable to make reasonably reliable estimates of the period of cash settlement, if any, to the respective taxing authorities. Therefore, $410 million in uncertain tax positions, including interest and penalties, have been excluded from the contractual obligations table above.

We have defined benefit pension and other post-retirement benefit plans covering certain of our U.S. and international employees. During 2013, we contributed approximately $12 million towards those plans and we anticipate funding approximately $12 million during 2014. Our projected benefit obligations for our defined benefit pension and other post-retirement benefit plans were $297 million as of December 31, 2013.

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

As of December 31, 2013 and 2012, we had net unamortized gains of $42 million and $52 million, respectively, associated with interest rate swap terminations.

Cash Flow Hedges

In 2008, we entered into interest rate derivative instruments to hedge projected exposures to interest rates in anticipation of a debt offering. These hedges were terminated at the time of the issuance of the debt and the associated loss is being amortized from accumulated other comprehensive income (loss) to interest expense over the remaining term of the debt. As of December 31, 2013 and 2012, we had net unamortized losses of $11 million in both years associated with our cash flow hedge terminations.

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

Other Derivative Instruments

As of December 31, 2013 and 2012, we had foreign currency forward contracts with aggregate notional amounts of $635 million and $990 million, respectively. These contracts were entered into to hedge exposure to currency fluctuations in various foreign currencies. The total estimated fair value of these contracts and amounts owed associated with closed contracts at December 31, 2013 and 2012 resulted in a net liability of approximately $1 million and $15 million, respectively. These derivative instruments were not designated as hedges, and the changes in fair value of the contracts are recorded each period in current earnings in the line captioned “Other, Net” on the accompanying Consolidated Statements of Operations.

We have cross-currency swaps between the U.S. dollar and Canadian dollar to hedge certain exposures to the Canadian dollar. At December 31, 2013 and 2012, we had notional amounts outstanding of $168 million for each year. The total estimated fair value of these contracts at December 31, 2013 and 2012 resulted in a liability of $21 million and $34 million, respectively. These derivative instruments were not designated as hedges, and the changes in fair value of the contracts are recorded in current earnings each period in the line captioned “Other, Net” on the accompanying Consolidated Statements of Operations.

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

Off Balance Sheet Arrangements

Guarantees

Weatherford Switzerland is the ultimate parent of the Weatherford group and guarantees the obligations of Weatherford International Ltd., a Bermuda exempted company (“Weatherford Bermuda”), and Weatherford International, LLC, a Delaware limited liability company (“Weatherford Delaware”), noted below.

The following obligations of Weatherford Delaware were guaranteed by Weatherford Bermuda at December 31, 2013, 2012 and 2011: (1) the 6.35% senior notes and (2) 6.80% senior notes. In addition to these obligations, the 5.95% senior notes of Weatherford Delaware were guaranteed by Weatherford Bermuda at December 31, 2011.

The following obligations of Weatherford Bermuda were guaranteed by Weatherford Delaware at December 31, 2013, 2012 and 2011: (1) the revolving credit facility, (2) 5.50% senior notes, (3) 6.50% senior notes, (4) 6.00% senior notes, (5) 7.00% senior notes, (6) 9.625% senior notes, (7) 9.875% senior notes, (8) 5.125% senior notes, (9) 6.75% senior notes, (10) 4.50% senior notes and (11) 5.95% senior notes. In addition to these obligations, the following obligations of Weatherford Bermuda were guaranteed by Weatherford Delaware at December 31, 2012 and 2011: (1) the 4.95% senior notes and (2) 5.15% senior notes. In 2013, we entered into a 364-day term loan facility, which is an obligation of Weatherford Bermuda guaranteed by Weatherford Delaware.

Letters of Credit and Performance and Bid Bonds

We use letters of credit and performance and bid bonds in the normal course of our business. As of December 31, 2013, we had $869 million of letters of credit and performance and bid bonds outstanding, consisting of $541 million outstanding under various uncommitted credit facilities, $42 million letters of credit outstanding under our committed facility and $286 million of surety bonds, primarily performance bonds, issued by financial sureties against an indemnification from us. These obligations could be called by the beneficiaries should we breach certain contractual or performance obligations. If the beneficiaries were to call the letters of credit under our committed facilities, our available liquidity would be reduced by the amount called.

Critical Accounting Policies and Estimates

Our discussion and analysis of our financial condition and results of operation is based upon our consolidated financial statements. We prepare these financial statements in conformity with U.S. GAAP. As such, we are required to make certain estimates, judgments and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the periods presented. We base our estimates on historical experience, available information and various other assumptions we believe to be reasonable under the circumstances. On an on-going basis, we evaluate our estimates; however, actual results may differ from these estimates under different assumptions or conditions. The accounting policies we believe require management’s most difficult, subjective or complex judgments and are the most critical to our reporting of results of operations and financial position are as follows:

Business Combinations and Goodwill

Goodwill and intangible assets acquired in connection with business combinations represent the excess of consideration over the fair value of tangible net assets acquired. Certain assumptions and estimates are employed in determining the fair value of assets acquired, the fair value of liabilities assumed and the allocation of goodwill to the appropriate reporting unit. We had goodwill totaling $3.7 billion at December 31, 2013 and $3.9 billion at December 31, 2012.

We perform an impairment test for goodwill and indefinite-lived intangible assets annually as of October 1, or more frequently if indicators of potential impairment exist. Goodwill impairment is evaluated using a two-step process. The first step of the goodwill impairment test involves a comparison of the fair value of each of our reporting units with their carrying values. Our reporting units are based on our regional structure and consist of the United States, Canada, Latin America, Europe, SSA, Russia, MENA and Asia Pacific. If the carrying amount of a reporting unit exceeds its fair value, the second step of the goodwill impairment test shall be performed. The second step compares the implied fair value of the reporting unit’s goodwill to the carrying amount of its goodwill by performing a hypothetical purchase price allocation on the reporting unit’s assets and liabilities using the fair value of the reporting unit as the purchase price in the calculation. If the amount of goodwill resulting from this hypothetical purchase price allocation is less than the recorded amount of goodwill, the recorded goodwill is written down to the new amount.

The fair values of all our reporting units were in excess of their carrying value as of our October 2013 annual impairment test. The fair value of our Latin America reporting unit was closest to its carrying value and was 21% in excess of its carrying value at October 1, 2013 and our goodwill at December 31, 2013 for Latin America was $345 million.

The fair value of our reporting units is determined using primarily an income approach. Several estimates and judgments are required in the application of this model. The income approach estimates fair value by discounting each reporting unit’s estimated future cash flows using a weighted-average cost of capital that reflects current market conditions and the risk profile of each reporting unit. To arrive at our future cash flows, we use estimates of economic and market information, including growth rates in revenues, costs, estimates of future expected changes in operating margins, tax rates and also cash needs and expenditures.  Other significant estimates and assumptions include terminal value growth rates, future estimates of capital expenditures and changes in future working capital requirements. The risk-adjusted discount rates applied to our future cash flows under the income approach ranged from 10% to 19% in our October 2013 test. The aggregate fair values estimated using primarily the income approach are then reconciled to our market capitalization, taking into account observable control premiums.

Several of the assumptions used in our discounted cash flow analysis are based upon our annual financial forecast. Our annual planning process takes into consideration many factors including historical results and operating performance, related industry trends, pricing strategies, customer analysis, operational issues, competitor analysis and marketplace data, among others. Assumptions are also made for growth rates for periods beyond the financial forecast period. Our estimates of fair value are sensitive to changes in all of these variables, certain of which relate to conditions outside our control. If any one of the above assumptions changes or fails to materialize, the resulting decline in our estimated fair value could result in an impairment charge to goodwill associated with the applicable reporting unit.

Our reporting unit fair values and the resulting impairment conclusions are sensitive to changes in key variables. Should our forecasted 2014 revenue for our respective reporting units decrease by more than 22.5% of the amount projected, the decline experienced by our Latin America reporting unit would result in a fair value that is exceeded by its carrying value. In the event that the applicable discount rates each climb by 50 basis points, we expect that the resulting fair values would exceed our reporting unit carrying values. In the event that the applicable discount rates each climb by 100 basis points, we expect that the resulting fair values would still exceed our reporting unit carrying values.

During the second quarter of 2012, we noted a sustained decline in the market price of our registered shares such that our market capitalization was lower than our total shareholders’ equity for an extended period. Additionally, certain of our reporting units were not performing at the levels previously expected. In response, we considered the associated circumstances to assess whether an event or change occurred that, more likely than not, reduced the fair value of any of our reporting units below their carrying amount. After considering the relevant circumstances, we concluded that the decline in our market capitalization was a potential indicator of impairment and we prepared the analysis necessary to identify potential impairment through the comparison of reporting unit fair values and carrying amounts. This “step one” analysis indicated that the goodwill attributed to our MENA and SSA reporting units was potentially impaired. Consequently, we performed the “step two” analysis of the goodwill impairment test, comparing the implied fair value of reporting unit goodwill with the carrying amount of that goodwill. The “step two” analysis indicated that the goodwill for both reporting units was fully impaired and we recognized an impairment loss of $589 million in the second quarter, of which $512 million was attributable to MENA and $77 million to SSA.

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

Percentage-of-Completion Revenue Recognition

Revenue from long-term contracts, primarily for our integrated project management services, is reported on the percentage-of-completion method of accounting. This method of accounting requires us to calculate contract profit to be recognized in each reporting period for each contract based upon our projections of future outcomes, which include:

•estimates of the available revenue under the contracts;
•estimates of the total cost to complete the project;
•estimates of project schedule and completion date;
•estimates of the extent of progress toward completion; and
•amounts of any change orders or claims included in revenue.

Measurements of progress are generally based on costs incurred to date as a percentage of total estimated costs or output based related to physical progress. At the outset of each contract, we prepare a detailed analysis of our estimated cost to complete the project. Risks related to service delivery, usage, productivity and other factors are considered in the estimation process. Our personnel periodically evaluate the estimated costs, claims, change orders and percentage of completion at the contract level. The recording of profits and losses on long-term contracts requires an estimate of the total profit or loss over the life of each contract. This estimate requires consideration of total contract value, change orders and claims, less costs incurred and estimated costs to complete. Anticipated losses on contracts are recorded in full in the period in which they become evident. Profits are recorded based upon the total estimated contract profit multiplied by the current estimated percentage complete for the contract. There are many factors that impact future costs, including but not limited to weather, inflation, client activity levels and budgeting constraints, labor and community disruptions, timely availability of materials, productivity and other factors as outlined in our “Risk Factors.”

During 2013, we recognized estimated project losses of $232 million related to our long-term early production facility construction contracts in Iraq accounted for under the percentage of completion method. Total estimated losses on these projects were $307 million at December 31, 2013. As of December 31, 2013, our percentage of completion project estimates include $36 million of claims revenue and $82 million for liquidated damages that we are contractually obligated to pay as a result of delays in the expected completion of the project. We have a variety of unapproved contract change orders or claims that are not included in our revenues as of December 31, 2013. Amounts representing these contract change orders or claims are included in revenue only when they can be estimated reliably and their realization is reasonably assured.

During 2012, we recognized losses of $100 million related to a long-term construction contract in Iraq accounted for under the percentage of completion method. As of December 31, 2012, we had claims against our customer of $68 million that were not included in our revenue estimates because they do not meet the criteria for recognition. Additionally, we had accrued $17 million for liquidated damages that we are contractually obligated to pay as a result of delays in the expected completion of the project. In addition, in the quarter ended December 31, 2012, we recognized $63 million in revenue upon revision of project estimates on our projects in Mexico. These amounts were determined to be realizable in the fourth quarter of 2012.

 Although we have not yet met the recognition criteria for revenue recognition, we expect to vigorously pursue collection of the claims and reduction or elimination of the liquidated damages. Any benefits resulting from those efforts will be recognized when the criteria for the revenue recognition are met.

Income Taxes

We take into account the differences between the financial statement treatment and tax treatment of certain transactions. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect of a change in tax rates is recognized as income or expense in the period that includes the enactment date. Our provisions for income taxes for 2013, 2012 and 2011 were $144 million, $462 million and $542 million, respectively.

We recognize the impact of an uncertain tax position taken or expected to be taken on an income tax return in the financial statements at the largest amount that is more likely than not to be sustained upon examination by the relevant taxing authority.

We operate in over 100 countries through hundreds of legal entities. As a result, we are subject to numerous tax laws in the jurisdictions, and tax agreements and treaties among the various taxing authorities. Our operations in these jurisdictions in which we operate are taxed on various bases: income before taxes, deemed profits (which is generally determined using a percentage of revenues rather than profits), withholding taxes based on revenue, and other alternative minimum taxes. The calculation of our tax liabilities involves consideration of uncertainties in the application and interpretation of complex tax regulations in a multitude of jurisdictions across our global operations. We recognize potential liabilities and record tax liabilities for anticipated tax audit issues in the tax jurisdictions based on our estimate of whether, and the extent to which, additional taxes will be due. As of December 31, 2013, we had recorded reserves for uncertain tax positions of $289 million, excluding accrued interest and penalties of $121 million.The tax liabilities are reflected net of realized tax loss carryforwards. We adjust these reserves upon specific events; however, due to the complexity of some of these uncertainties, the ultimate resolution may result in a payment that is different from our current estimate of the tax liabilities.

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

As of December 31, 2013, our gross deferred tax assets were $1.2 billion before a related valuation allowance of $571 million. As of December 31, 2012, our gross deferred tax assets were $976 million before a related valuation allowance of $317 million. Our results in 2013 and 2012 include significant operating losses in Iraq upon which we recorded a valuation allowance of $134 million and $72 million, respectively.

Allowance for Doubtful Accounts

We maintain an allowance for doubtful accounts in order to record accounts receivable at their net realizable value. Significant judgment is involved in recognizing this allowance. The determination of the collectability requires us to use estimates and make judgments regarding future events and trends, including monitoring our customers’ payment history and current creditworthiness to determine that collectability is reasonably assured, as well as consideration of the overall business and political climate in which our customers operate. Provisions for doubtful accounts are recorded when it becomes evident that customer accounts are uncollectible. At December 31, 2013 and 2012, the allowance for doubtful accounts totaled $114 million, or 3%, and $84 million, or 2%, of total gross accounts receivable, respectively. We believe that our allowance for doubtful accounts is adequate to cover potential bad debt losses under current conditions. However, uncertainties regarding changes in the financial condition of our customers, either adverse or positive, could impact the amount and timing of any additional provisions for doubtful accounts that may be required. A 5% change in the allowance for doubtful accounts would have had an impact on income before income taxes of approximately $6 million in 2013.

Inventory Reserves

Inventory represents a significant component of current assets and is stated at the lower of cost or market using either a first-in, first-out (“FIFO”) or average cost method. To maintain a book value that is the lower of cost or market, we maintain reserves for excess, slow moving and obsolete inventory. To determine these reserve amounts, we review inventory quantities on hand, future product demand, market conditions, production requirements and technological obsolesce. This review requires us to make judgments regarding potential future outcomes. At December 31, 2013 and 2012, inventory reserves totaled $87 million, or 3%, and $88 million, or 2%, of gross inventory, respectively. During 2013, we recognized a charge for excess and obsolete inventory of $62 million ($0.08 per share) attributable to each reporting segment as follows: $35 million for North America, $7 million for MENA/Asia Pacific, $13 million for Europe/SSA/Russia and $7 million for Latin America. During 2012, we recognized a charge for excess and obsolete inventory of $53 million ($0.07 per share) attributable to each reporting segment as follows: $21 million for North America, $16 million for MENA/Asia Pacific, $11 million for Europe/SSA/Russia and $5 million for Latin America. We believe that our reserves are adequate to properly value potential excess, slow-moving and obsolete inventory under current conditions.

Disputes, Litigation and Contingencies

As of December 31, 2013, we have accrued an estimate of the probable and estimable cost to resolve certain legal and investigation matters. For matters not deemed probable and reasonably estimable, we have not accrued any amounts in accordance with U.S. GAAP. Our legal department manages all pending or threatened claims and investigations on our behalf. The estimate of the probable costs related to these matters is developed in consultation with internal and outside legal counsel. Our contingent loss estimates are based upon an analysis of potential results, assuming a combination of probable litigation and settlement strategies. The accuracy of these estimates is impacted by the complexity of the issues. Whenever possible, we attempt to resolve these matters through settlements, mediation and arbitration proceedings if advantageous to us. If the actual settlement costs, final judgments or fines differ from our estimates, our future financial results may be adversely affected. For a more comprehensive discussion of our Disputes, Litigation and Contingencies, see “Item 8. – Financial Statements and Supplementary Data – Notes to Consolidated Financial Statements – Note 18 – Disputes, Litigation and Contingencies.”

For a more comprehensive list of our accounting policies, see “Item 8. – Financial Statements and Supplementary Data – Notes to Consolidated Financial Statements – Note 1 – Summary of Significant Accounting Policies.”

New Accounting Pronouncements

In February 2013, the Financial Accounting Standards Board (“FASB”) issued new guidance intended to improve the reporting of reclassifications out of accumulated other comprehensive income. The guidance requires an entity to report the effect of significant reclassifications out of accumulated other comprehensive income on the respective line items in net income if the amount being reclassified is required under U.S. GAAP to be reclassified in its entirety to net income. For other amounts that are not required under U.S. GAAP to be reclassified in their entirety from accumulated other comprehensive income to net income in the same reporting period, an entity is required to cross-reference other disclosures required under U.S. GAAP that provide additional detail about those amounts. This guidance became effective for us in our second quarter of 2013. Please see “Item 8. – Financial Statements and Supplementary Data – Notes to Consolidated Financial Statements – Note 14 – Shareholders' Equity”, which presents the reclassifications out of Accumulated Other Comprehensive Income.

In July 2013, the FASB issued new guidance intended to clarify the presentation of unrecognized tax benefits. An unrecognized tax benefit, or a portion of an unrecognized tax benefit, should be presented in the financial statements as a reduction to a deferred tax asset for a net operating loss carry forward, a similar tax loss or a tax credit carryforward, with certain exceptions. The unrecognized tax benefit should be presented as a liability and should not be combined with deferred tax assets to the extent that: (1) the deferred tax asset is not available under the tax law of the applicable jurisdiction to settle additional income taxes resulting from disallowance of the tax position, or (2) the entity is not required to use the deferred tax asset under the tax law of the applicable jurisdiction and the entity does not intend to use the deferred tax asset to offset additional taxes that would result from disallowance of the position. This guidance will be effective for us beginning with the first quarter of 2014 and may be adopted prospectively for all unrecognized tax benefits that exist at the effective date or retrospectively. The adoption of this guidance is not expected to have a material impact on our financial position, results of operations or cash flows.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

We are currently exposed to market risk from changes in foreign currency and changes in interest rates. From time to time, we may enter into derivative financial instrument transactions to manage or reduce our market risk. A discussion of our market risk exposure in these financial instruments follows.

Foreign Currency Exchange Rates

We operate in virtually every oil and natural gas exploration and production region in the world. In some parts of the world, such as Latin America, the Middle East and Southeast Asia, the currency of our primary economic environment is the U.S. dollar, and we use the U.S. dollar as our functional currency. In other parts of the world, we conduct our business in currencies other than the U.S. dollar, and the functional currency is the applicable local currency.

In January 2010, the Venezuelan government announced its intention to devalue its currency and move to a two-tier exchange structure. The official exchange rate moved from 2.15 per dollar to 2.60 per dollar for essential goods and from 2.15 per dollar to 4.30 per dollar for non-essential goods and services. Our Venezuelan entities maintain the U.S. dollar as their functional currency. In connection with this devaluation, we incurred a charge of $64 million for the remeasurement of our net monetary assets denominated in Venezuelan bolivars at the date of the devaluation, which was not tax deductible in Venezuela. We also recorded a $24 million tax benefit for local Venezuelan income tax purposes related to our net U.S. dollar-denominated monetary liability position in the country. Effective January 1, 2011, the Venezuelan government again modified the fixed rate of exchange, eliminating the two-tier structure and establishing 4.30 per dollar as the official exchange rate for all goods and services. This modification did not have a material impact to our financial position or results of operations. On February 8, 2013, the Venezuelan government announced its intention to further devalue its currency effective February 13, 2013 at which time the official exchange rate moved from 4.30 per dollar to 6.30 per dollar for all goods and services. In connection with this devaluation, we recognized a charge of $100 million for the remeasurement of our net monetary assets denominated in the Venezuelan bolivar at the date of the devaluation. We also recorded a $6 million benefit for Venezuelan income tax purposes related to our net U.S. dollar determined tax liability in the country. As of December 31, 2013, we had a net monetary asset position denominated in Venezuelan bolivars of approximately $238 million, comprised primarily of accounts receivable and current liabilities. We are continuing to explore opportunities to reduce our exposure, but should devaluation occur in the future, we may be required to take further charges related to the remeasurement of our net monetary asset position.

Assets and liabilities of entities for which the functional currency is the local currency are translated into U.S. dollars using the exchange rates in effect at the balance sheet date, resulting in translation adjustments that are reflected in accumulated other comprehensive income (loss) in the shareholders’ equity section on our consolidated balance sheets. A portion of our net assets are impacted by changes in foreign currencies in relation to the U.S. dollar. We recorded a $316 million adjustment to decrease shareholders’ equity for 2013 to reflect the change in the U.S. dollar against various foreign currencies.

As of December 31, 2013 and 2012, we had foreign currency forward contracts with aggregate notional amounts of $635 million and $990 million, respectively. These contracts were entered into in order to hedge our net monetary exposure to currency fluctuations in various foreign currencies. The total estimated fair value of these contracts and amounts owed associated with closed contracts at December 31, 2013 and 2012 resulted in a net liability of approximately $1 million and $15 million, respectively. These derivative instruments were not designated as hedges, and the changes in fair value of the contracts are recorded each period in current earnings.

We have cross-currency swaps between the U.S. dollar and Canadian dollar to hedge certain exposures to the Canadian dollar. At December 31, 2013 and 2012, we had notional amounts outstanding of $168 million for each year. The estimated fair value of these contracts at December 31, 2013 and 2012 resulted in a liability of $21 million and $34 million, respectively. These derivative instruments were not designated as hedges and the changes in fair value of the contracts are recorded each period in current earnings.

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

Our long-term borrowings that were outstanding at December 31, 2013 and 2012, and that were subject to interest rate risk consist of the following:

	December 31,
	2013		2012
(Dollars in millions)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
5.15% Senior Notes due 2013	$—	$—	$294	$296
4.95% Senior Notes due 2013	—	—	250	258
5.50% Senior Notes due 2016	353	378	354	380
6.35% Senior Notes due 2017	610	682	613	690
6.00% Senior Notes due 2018	498	557	497	570
9.625% Senior Notes due 2019	1,021	1,290	1,025	1,307
5.125% Senior Notes due 2020	798	856	797	875
4.50% Senior Notes due 2022	747	754	747	794
6.50% Senior Notes due 2036	595	629	595	645
6.80% Senior Notes due 2037	298	325	298	339
7.00% Senior Notes due 2038	497	556	497	564
9.875% Senior Notes due 2039	247	350	247	370
6.75% Senior Notes due 2040	596	646	596	680
5.95% Senior Notes due 2042	545	557	545	600

We have various other long-term debt instruments of $329 million at December 31, 2013, but believe the impact of changes in interest rates in the near term will not be material to these instruments. The carrying value of our short-term borrowings of $1.6 billion at December 31, 2013 approximates their fair value.

As it relates to our variable rate debt, if market interest rates increase by an average of 1% from the rates as of December 31, 2013, interest expense for 2014 would increase by approximately $16 million. This amount was determined by calculating the effect of the hypothetical interest rate on our variable rate debt. For purposes of this sensitivity analysis, we assumed no changes in our capital structure.

Interest Rate Swaps and Derivatives

We manage our debt portfolio to limit our exposure to interest rate volatility and may employ interest rate derivatives as a tool to achieve that goal. The major risks from interest rate derivatives include changes in the interest rates affecting the fair value of such instruments, potential increases in interest expense due to market increases in floating interest rates and the creditworthiness of the counterparties in such transactions. The counterparties to our interest rate swaps are multinational commercial banks. We continually re-evaluate counterparty creditworthiness and modify our requirements accordingly.

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

As of December 31, 2013 and 2012, we had net unamortized gains of $42 million and $52 million, respectively, associated with interest rate swap terminations.

Item 8. Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders
Weatherford International Ltd. and Subsidiaries:

We have audited the accompanying consolidated balance sheet of Weatherford International Ltd. and subsidiaries as of December 31, 2013, and the related consolidated statements of operations, comprehensive income (loss), shareholders’ equity, and cash flows for the year ended December 31, 2013. In connection with our audit of the consolidated financial statements, we also have audited financial statement schedule II for the year ended December 31, 2013. These consolidated financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Weatherford International Ltd. and subsidiaries as of December 31, 2013 and the results of their operations and their cash flows for the year ended December 31, 2013, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the related financial statement schedule for the year ended December 31, 2013, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Weatherford International Ltd.’s internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control - Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated February 25, 2014 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/ KPMG LLP

Houston, Texas
February 25, 2014

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders
Weatherford International Ltd. and Subsidiaries:

We have audited Weatherford International Ltd.’s internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control - Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Weatherford International Ltd.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

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

In our opinion, Weatherford International Ltd. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control - Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of Weatherford International Ltd. and subsidiaries as of December 31, 2013, and the related consolidated statements of operations, comprehensive income (loss), shareholders’ equity, and cash flows for the year ended December 31, 2013, and our report dated February 25, 2014 expressed an unqualified opinion on those consolidated financial statements.

/s/ KPMG LLP

Houston, Texas
February 25, 2014

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of Weatherford International Ltd. and Subsidiaries

We have audited the accompanying consolidated balance sheet of Weatherford International Ltd. and Subsidiaries (the “Company”) as of December 31, 2012, and the related consolidated statements of operations, comprehensive income (loss), shareholders’ equity, and cash flows for each of the two years in the period then ended. Our audits also included the financial statement schedule for each of the two years in the period ended December 31, 2012 listed in the Index at Item 15(a). These financial statements and schedule are the responsibility of the Company’s Board of Directors and management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 2012, and the consolidated results of its operations and its cash flows for each of the two years in the period then ended in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/s/ Ernst & Young LLP

Houston, Texas
March 4, 2013

WEATHERFORD INTERNATIONAL LTD. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	December 31,
(Dollars and shares in millions, except par value)	2013	2012
Current Assets:
Cash and Cash Equivalents	$435	$300
Accounts Receivable, Net of Allowance for Uncollectible Accounts of $114 in 2013 and $84 in 2012	3,594	3,885
Inventories, Net	3,371	3,675
Deferred Tax Assets	309	376
Other Current Assets	1,065	793
Total Current Assets	8,774	9,029

Property, Plant and Equipment:
Land, Buildings and Leasehold Improvements	1,860	1,714
Rental and Service Equipment	10,869	10,208
Machinery and Other	2,547	2,407
	15,276	14,329
Less: Accumulated Depreciation	6,908	6,030
	8,368	8,299

Goodwill	3,709	3,871
Other Intangible Assets, Net	626	766
Equity Investments	296	646
Other Non-current Assets	204	184
Total Assets	$21,977	$22,795

Current Liabilities:
Short-term Borrowings and Current Portion of Long-term Debt	$1,666	$1,585
Accounts Payable	2,091	2,108
Accrued Salaries and Benefits	472	490
Billings in Excess of Costs and Estimated Earnings	127	281
Income Taxes Payable	183	167
Other Current Liabilities	1,160	1,079
Total Current Liabilities	5,699	5,710

Long-term Debt	7,061	7,049
Other Non-current Liabilities	1,014	1,218
Total Liabilities	13,774	13,977

Shareholders’ Equity:
Shares - Par Value 1.16 Swiss Francs; Authorized 840 shares, Conditionally Authorized 372 shares, Issued 840 shares at December 31, 2013 and 2012, Outstanding 767 shares and 761 shares at December 31, 2013 and 2012, respectively.	775	775
Capital in Excess of Par Value	4,600	4,674
Treasury Shares, 73 shares and 79 shares, at cost, at December 31, 2013 and 2012, respectively.	(37)	(182)
Retained Earnings	3,011	3,356
Accumulated Other Comprehensive Income	(187)	163
Weatherford Shareholders’ Equity	8,162	8,786
Noncontrolling Interests	41	32
Total Shareholders’ Equity	8,203	8,818
Total Liabilities and Shareholders’ Equity	$21,977	$22,795

The accompanying notes are an integral part of these consolidated financial statements.

WEATHERFORD INTERNATIONAL LTD. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
(Dollars and shares in millions, except per share amounts)	2013	2012	2011
Revenues:
Products	$6,007	$6,024	$4,884
Services	9,256	9,191	8,104
	15,263	15,215	12,988

Costs and Expenses:
Cost of Products	4,480	4,693	3,742
Cost of Services	7,822	7,162	5,936
Research and Development	265	257	245
Selling, General and Administrative Attributable to Segments	1,728	1,585	1,532
Corporate General and Administrative	316	355	226
Goodwill and Equity Investment Impairment	—	793	—
U.S. Government Investigation Loss	153	100	—
Gain on Sale of Businesses	(24)	(28)	—
	14,740	14,917	11,681

Operating Income	523	298	1,307
Other Income (Expense):
Interest Expense, Net	(516)	(486)	(453)
Devaluation of Venezuelan Bolivar	(100)	—	—
Other, Net	(77)	(100)	(107)

Income (Loss) Before Income Taxes	(170)	(288)	747
Provision for Income Taxes	(144)	(462)	(542)
Net Income (Loss)	(314)	(750)	205
Net Income Attributable to Noncontrolling Interests	(31)	(28)	(16)
Net Income (Loss) Attributable to Weatherford	$(345)	$(778)	$189

Earnings (Loss) Per Share Attributable To Weatherford:
Basic	$(0.45)	$(1.02)	$0.25
Diluted	$(0.45)	$(1.02)	$0.25

Weighted Average Shares Outstanding:
Basic	772	765	753
Diluted	772	765	760

The accompanying notes are an integral part of these consolidated financial statements.

WEATHERFORD INTERNATIONAL LTD. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	Year Ended December 31,
(Dollars in millions)	2013	2012	2011
Net Income (Loss)	$(314)	$(750)	$205
Other Comprehensive Income (Loss), Net of Tax:
Foreign Currency Translation	(353)	86	(118)
Defined Benefit Pension Activity	2	(4)	(5)
Other	1	1	1
Other Comprehensive Income (Loss)	(350)	83	(122)
Comprehensive Income (Loss)	(664)	(667)	83
Comprehensive Income (Loss) Attributable to Noncontrolling Interests	(31)	(28)	(16)
Comprehensive Income (Loss) Attributable to Weatherford	$(695)	$(695)	$67

The accompanying notes are an integral part of these consolidated financial statements.

WEATHERFORD INTERNATIONAL LTD. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(Dollars in millions)	Par Value of Issued Shares	Capital In Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Shares	Non-controlling Interests	Total Shareholders’ Equity
Balance at December 31, 2010	$761	$4,617	$3,949	$202	$(478)	$67	$9,118

Net Income	—	—	189	—	—	16	205
Other Comprehensive Loss	—	—	—	(122)	—	—	(122)
Dividends Paid to Noncontrolling Interests	—	—	—	—	—	(29)	(29)
Shares Issued for Acquisitions	6	63	—	—	65	—	134
Equity Awards Granted, Vested and Exercised	—	(7)	—	—	79	—	72
Excess Tax Benefits of Share-based Compensation Plans	—	4	—	—	—	—	4
Deconsolidation of Joint Ventures	—	—	(4)	—	—	(34)	(38)
Other	2	(2)	—	—	—	1	1
Balance at December 31, 2011	769	4,675	4,134	80	(334)	21	9,345

Net Income (Loss)	—	—	(778)	—	—	28	(750)
Other Comprehensive Income	—	—	—	83	—	—	83
Dividends Paid to Noncontrolling Interests	—	—	—	—	—	(21)	(21)
Shares Issued for Acquisitions	—	(27)	—	—	66	—	39
Equity Awards Granted, Vested and Exercised	—	(22)	—	—	86	—	64
Excess Tax Benefit of Share-Based Compensation Plans	—	(3)	—	—	—	—	(3)
Exercise of Warrants	6	59	—	—	—	—	65
Other	—	(8)	—	—	—	4	(4)
Balance at December 31, 2012	775	4,674	3,356	163	(182)	32	8,818

Net Income (Loss)	—	—	(345)	—	—	31	(314)
Other Comprehensive Loss	—	—	—	(350)	—	—	(350)
Dividends Paid to Noncontrolling Interests	—	—	—	—	—	(27)	(27)
Equity Awards Granted, Vested and Exercised	—	(68)	—	—	145	—	77
Excess Tax Benefit of Share-Based Compensation Plans	—	(1)	—	—	—	—	(1)
Other	—	(5)	—	—	—	5	—
Balance at December 31, 2013	$775	$4,600	$3,011	$(187)	$(37)	$41	$8,203

The accompanying notes are an integral part of these consolidated financial statements.

WEATHERFORD INTERNATIONAL LTD. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
(Dollars in millions)	2013	2012	2011
Cash Flows From Operating Activities:
Net Income (Loss)	$(314)	$(750)	$205
Adjustments to Reconcile Net Income (Loss) to Net Cash Provided by Operating Activities:
Depreciation and Amortization	1,402	1,282	1,136
Goodwill and Equity Investment Impairment	—	793	—
U.S. Government Investigation Loss	153	100	—
Employee Share-Based Compensation Expense	66	76	87
Bad Debt Expense	102	22	52
(Gain) Loss on Sale of Assets and Businesses, Net	6	(9)	29
Deferred Income Tax Provision (Benefit)	(33)	(13)	121
Excess Tax Benefits from Share-Based Compensation	1	(1)	(4)
Devaluation of Venezuelan Bolivar	100	—	—
Other, Net	10	43	(19)
Change in Operating Assets and Liabilities, Net of Effect of Businesses Acquired:
Accounts Receivable	(12)	(705)	(623)
Inventories	129	(738)	(606)
Other Current Assets	(65)	(231)	(81)
Accounts Payable	69	543	242
Billings in Excess of Costs and Estimated Earnings	(154)	255	29
Other Current Liabilities	(185)	452	202
Other, Net	(46)	102	82
Net Cash Provided by Operating Activities	1,229	1,221	852

Cash Flows from Investing Activities:
Capital Expenditures for Property, Plant and Equipment	(1,575)	(2,177)	(1,524)
Acquisitions of Businesses, Net of Cash Acquired	(8)	(165)	(144)
Acquisition of Intellectual Property	(9)	(17)	(8)
Acquisition of Equity Investments in Unconsolidated Affiliates	—	(8)	(14)
Proceeds from Sale of Assets and Businesses, Net	488	61	31
Other Investing Activities	—	—	(15)
Net Cash Used by Investing Activities	(1,104)	(2,306)	(1,674)

Cash Flows From Financing Activities:
Borrowings of Long-term Debt	3	1,313	22
Repayments of Long-term Debt	(603)	(310)	(216)
Borrowings (Repayments) of Short-term Debt, Net	612	(13)	992
Proceeds from Exercise of Warrants	—	65	—
Excess Tax Benefits from Share-Based Compensation	(1)	1	4
Other Financing Activities, Net	(5)	(44)	(25)
Net Cash Provided by Financing Activities	6	1,012	777
Effect of Exchange Rate Changes on Cash and Cash Equivalents	4	2	—

Net Increase (Decrease) in Cash and Cash Equivalents	135	(71)	(45)
Cash and Cash Equivalents at Beginning of Year	300	371	416
Cash and Cash Equivalents at End of Year	$435	$300	$371

The accompanying notes are an integral part of these consolidated financial statements.

WEATHERFORD INTERNATIONAL LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  Summary of Significant Accounting Policies

Organization and Nature of Operations

Weatherford International Ltd., a Swiss joint-stock corporation (together with its subsidiaries, “Weatherford,” the “Company,” “we,” “us,” and “our”), is one of the world’s leading providers of equipment and services used in the drilling, evaluation, completion, production and intervention of oil and natural gas wells. We operate in over 100 countries, which are located in nearly all of the oil and natural gas producing regions in the world. Many of our businesses, including those of our predecessor companies, have been operating for more than 50 years.

Our parent company was Weatherford International, Inc., a Delaware corporation (“Weatherford Delaware”), until we moved our incorporation to Bermuda in 2002. In February 2009, we completed a share exchange transaction in which Weatherford International Ltd., a Bermuda exempted company, and our then parent company (“Weatherford Bermuda”), became a wholly-owned subsidiary of Weatherford International Ltd., a Swiss joint-stock corporation (“Weatherford Switzerland”), for purposes of changing the Company’s place of incorporation from Bermuda to Switzerland (the “Transaction”). Pursuant to the Transaction, each common share, par value U.S. $1.00 per share, of Weatherford Bermuda was exchanged for one registered share, par value 1.16 Swiss francs (“CHF”) per share, of Weatherford Switzerland. Weatherford Bermuda and Weatherford Delaware continue to be wholly-owned subsidiaries of Weatherford Switzerland.

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

We have a significant variable interest in a lessor trust that is a variable interest entity. We are not the primary beneficiary and do not consolidate the trust. The variable interest in the trust is created by the residual fair value guarantees on the leased assets. Our maximum exposure to loss associated with this variable interest and the respective fair value guarantees totaled $46 million at December 31, 2013. In addition, we have guaranteed debt on behalf of equity investees in whom we have a variable interest and for which we are not the primary beneficiary. These guarantees totaled $118 million at December 31, 2013.

Deconsolidation

During 2011, we deconsolidated three joint ventures that should have been deconsolidated as of January 1, 2010 in accordance with the U.S. generally accepted accounting principles (“U.S. GAAP”) variable interest entity accounting guidance, effective in 2010. We recognized equity investments totaling $43 million and derecognized the associated noncontrolling interests totaling $34 million.

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period and disclosure of contingent liabilities. On an on-going basis, we evaluate our estimates, including those related to uncollectible accounts receivable, lower of cost or market value of inventories, equity investments, intangible assets and goodwill, property, plant and equipment, income taxes, percentage-of-completion accounting for long-term contracts, self-insurance, pension and post-retirement benefit plans, contingencies and share based payments. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities not readily apparent from other sources. Actual results could differ from those estimates.

Disputes, Litigation and Contingencies

We accrue an estimate of the probable and estimable cost to resolve certain legal and investigation matters. For matters not deemed probable and reasonably estimable, we have not accrued any amounts in accordance with U.S. GAAP. Our contingent loss estimates are based upon an analysis of potential results, assuming a combination of probable litigation and settlement strategies. The accuracy of these estimates is impacted by the complexity of the associated issues.

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

Major Customers and Credit Risk

Substantially all of our customers are engaged in the energy industry. This concentration of customers may impact our overall exposure to credit risk, either positively or negatively, in that customers may be similarly affected by changes in economic and industry conditions. We perform on-going credit evaluations of our customers and do not generally require collateral in support of our trade receivables. We maintain reserves for potential credit losses, and actual losses have historically been within our expectations. International sales also present various risks, including risks of war, civil disturbances and governmental activities that may limit or disrupt markets, restrict the movement of funds, or result in the deprivation of contract rights or the taking of property without fair consideration. Most of our international sales are to large international or national oil companies and these sales have resulted in a concentration of receivables from certain national oil companies in Latin America. As of December 31, 2013 our receivables from Latin America customers accounted for 38% of our net outstanding accounts receivable balance with $326 million due from Petroleos de Venezuela, S.A. (“PDVSA”) and $437 million due from Petroleos Mexicanos (“Pemex”). In 2013 we recognized a loss of $58 million, upon settlement of $127 million in outstanding receivables due from PDVSA. We accepted bonds with a face value of $127 million from PDVSA in full settlement of $127 million in trade receivables. Upon receipt, we immediately sold these bonds for a loss in a series of transactions. During 2013, 2012 and 2011, no individual customer accounted for more than 10% of our consolidated revenues.

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

Our depreciation expense for the years ended December 31, 2013, 2012 and 2011 was $1.3 billion, $1.2 billion and $1.0 billion, respectively. We classify our rig assets as Rental and Service Equipment on the Consolidated Balance Sheets.

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

The fair value of our reporting units is determined using primarily an income approach. The fair value was estimated using discounted cash flows using a discount rate adjusted for credit risk of the regional reporting unit tested. If the fair value of a reporting unit is less than the recorded book value of the reporting unit’s assets (including goodwill), less liabilities, then a hypothetical purchase price allocation is performed on the reporting unit’s assets and liabilities using the fair value of the reporting unit as the purchase price in the calculation. If the amount of goodwill resulting from this hypothetical purchase price allocation is less than the recorded amount of goodwill, the recorded goodwill is written down to the new amount. Our indefinite-lived asset impairment test involves a comparison of the fair value of the intangible asset and its carrying value. If the fair value is less than the carrying value, the asset is written down to fair value.

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

For our subsidiaries that have a functional currency that differs from the currency of their balances and transactions, inventories, property, plant and equipment and other non-monetary assets and liabilities, together with their related elements of expense or income, are remeasured using historical exchange rates. All monetary assets and liabilities are remeasured at current exchange rates. All revenues and expenses are translated at average exchange rates. Remeasurement gains and losses for these subsidiaries are recognized in our results of operations during the period incurred. We had net foreign currency losses, excluding the devaluation of the Venezuelan bolivar of $66 million, $85 million and $84 million in 2013, 2012 and 2011, respectively. In addition, during 2013 we recognized a charge of approximately $100 million on the devaluation of the Venezuelan bolivar. Due to the magnitude, the 2013 devaluation of the Venezuelan bolivar is discussed separately below under the heading “Foreign Currency - Devaluation of Venezuelan Bolivar.” The gain or loss related to individual foreign currency transactions, excluding the devaluation of the Venezuelan bolivar, is included in Other, Net in our Consolidated Statements of Operations.

Foreign Currency - Devaluation of Venezuelan Bolivar

On February 8, 2013, the Venezuelan government announced its intention to devalue its currency effective February 13, 2013 at which time the official exchange rate will have moved from 4.30 per dollar to 6.30 per dollar for all goods and services. In connection with this devaluation, we recognized a charge of approximately $100 million in 2013 for the remeasurement of our net monetary assets denominated in the Venezuelan bolivar at the date of the devaluation. Our net investment in Venezuela was $666 million at December 31, 2013. Our net monetary asset position denominated in Venezuelan bolivar was $238 million at December 31, 2013.

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

Percentage-of-Completion

Revenue from certain long-term construction type contracts is reported based on the percentage-of-completion method of accounting. This method of accounting requires us to calculate contract profit to be recognized in each reporting period for each contract based upon our projections of future outcomes, which include:

•estimates of the available revenue under the contracts;
•estimates of the total cost to complete the project;
•estimates of project schedule and completion date;
•estimates of the extent of progress toward completion; and
•amount of any change orders or claims included in revenue.

Measurements of progress are based on costs incurred to date as a percentage of total estimated costs or output based related to physical progress. At the outset of each contract, we prepare a detailed analysis of our estimated cost to complete the project. Risks related to service delivery, usage, productivity and other factors are considered in the estimation process. We periodically evaluate the estimated costs, claims, change orders and percentage-of-completion at the contract level. The recording of profits and losses on long-term contracts requires an estimate of the total profit or loss over the life of each contract. This estimate requires consideration of total contract value, change orders and claims, less costs incurred and estimated costs to complete. Anticipated losses on contracts are recorded in full in the period in which they become evident. Profits are recorded based upon the total estimated contract profit multiplied by the current estimated percentage complete for the contract.

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

Unvested share-based payment awards that contain non-forfeitable rights to dividends or dividend equivalents, whether paid or unpaid, are participating securities and are included in the computation of earnings per share following the two-class method. Accordingly, we include our restricted share awards (“RSA”), which contain the right to vote and receive dividends, in the computation of both basic and diluted earnings per share. The following reconciles basic and diluted weighted average shares outstanding:

	Year Ended December 31,
(Shares in millions)	2013	2012	2011
Basic weighted average shares outstanding	772	765	753
Dilutive effect of:
Warrants	—	—	2
Stock options and restricted shares	—	—	5
Diluted weighted average shares outstanding	772	765	760

Our diluted weighted average shares outstanding for the years ended December 31, 2013, 2012 and 2011, exclude potential shares that are anti-dilutive, such as options where the exercise price exceeds the current market price of our stock. In addition, diluted weighted average shares outstanding for the years ended December 31, 2013 and 2012, exclude potential shares for stock options, restricted shares and performance units outstanding as we have net losses for that period as their inclusion would be anti-dilutive. The following table discloses the number of anti-dilutive shares excluded:

	Year Ended December 31,
(Shares in millions)	2013	2012	2011
Anti-dilutive potential shares	5	4	5

New Accounting Pronouncements

In February 2013, the Financial Accounting Standards Board (“FASB”) issued new guidance intended to improve the reporting of reclassifications out of accumulated other comprehensive income. The guidance requires an entity to report the effect of significant reclassifications out of accumulated other comprehensive income on the respective line items in net income if the amount being reclassified is required under U.S. GAAP to be reclassified in its entirety to net income. For other amounts that are not required under U.S. GAAP to be reclassified in their entirety from accumulated other comprehensive income to net income in the same reporting period, an entity is required to cross-reference other disclosures required under U.S. GAAP that provide additional detail about those amounts. This guidance became effective for us in our second quarter of 2013. Please see Note 14 – Shareholders' Equity, which presents the reclassifications out of Accumulated Other Comprehensive Income.

In July 2013, the FASB issued new guidance intended to clarify the presentation of unrecognized tax benefits. An unrecognized tax benefit, or a portion of an unrecognized tax benefit, should be presented in the financial statements as a reduction to a deferred tax asset for a net operating loss carry forward, a similar tax loss, or a tax credit carryforward, with certain exceptions. The unrecognized tax benefit should be presented as a liability and should not be combined with deferred tax assets to the extent that: (1) the deferred tax asset is not available under the tax law of the applicable jurisdiction to settle additional income taxes resulting from disallowance of the tax position, or (2) the entity is not required to use the deferred tax asset under the tax law of the applicable jurisdiction and the entity does not intend to use the deferred tax asset to offset additional taxes that would result from disallowance of the position. This guidance will be effective for us beginning with the first quarter of 2014 and may be adopted prospectively for all unrecognized tax benefits that exist at the effective date or retrospectively. The adoption of this guidance is not expected to have a material impact on our financial position, results of operations or cash flows.

2.  Business Combinations and Dispositions

Acquisitions

We have acquired businesses we feel are important to our long-term strategy. Results of operations for acquisitions are included in the accompanying Consolidated Statements of Operations from the date of acquisition. The balances included in the Consolidated Balance Sheets related to current year acquisitions are based on preliminary information and are subject to change when final asset valuations are obtained and the potential for liabilities has been evaluated. The purchase price for the acquisitions is allocated to the net assets acquired based upon their estimated fair values at the date of acquisition. During the year ended December 31, 2013, we acquired businesses for cash consideration of $8 million, net of cash acquired.

In May 2012, we acquired a company that designs and produces well completion tools. As purchase consideration, we paid $29 million in cash, issued three million shares valued at approximately $39 million, settled a previously existing note receivable for $16 million and entered into a contingent consideration arrangement valued at approximately $8 million at December 31, 2013 that will be settled in early 2015. This contingent consideration arrangement is dependent on the acquired company’s 2014 revenue and will be marked to market through current earnings in each reporting period prior to settlement. The liability is valued using a Monte Carlo simulation and Level 3 inputs.

During the year ended December 31, 2012, we also acquired other businesses and equity investments for cash consideration of $144 million, net of cash acquired. We acquired various businesses and equity investments during the year ended 2011 for cash consideration of $158 million, net of cash acquired. In addition, our 2011 acquisitions included the issuance of approximately eight million shares valued at $134 million.

Dispositions

During the fourth quarter of the year ended December 31, 2013, we completed the sale of our 38.5% equity interest in Borets International Limited (“Borets”) (formerly Premier Business Solutions, “PBS”) for $400 million, net of settlement items. Borets is an electric submersible pump manufacturer that operates in Russia. The consideration consisted of $359 million in cash and a three-year $30 million promissory note. As part of the sale, it was agreed that any payables or receivables between the parties would be net settled and, as a result, $11 million that we owed to Borets was deducted from the total consideration. We recorded a gain on sale of $18 million.

During the first half of 2013, we also completed the sale of our industrial screen business for proceeds totaling $137 million. Through our industrial screen operations, we delivered screen technologies used in numerous industries and, as a result, the screen business was not closely aligned with our goals as a leading provider of equipment and services used in the drilling, evaluation, completion, production and intervention of oil and natural gas wells. During the year ended December 31, 2013, we recognized gains totaling $6 million resulting from these industrial screen transactions. The major classes of assets sold in these transactions included $54 million in cash, $36 million of accounts receivable, $37 million of inventory and $93 million of other assets primarily comprised of property, plant and equipment, other intangible assets and goodwill. Liabilities of $69 million were also transferred in the sale, of which $60 million were current liabilities.

During 2012, we completed the sale of our subsea controls business in exchange for an equity investment, valued at $173 million, in ProServ Group Inc., an entity that is positioned to provide complete subsea solutions to clients (see Note 9 – Equity Investments). We recognized a $28 million gain from the transaction (approximately $25 million net of tax). The major classes of assets sold included $39 million of accounts receivable and other current assets, $38 million of inventories, $5 million of property plant and equipment and $74 million of goodwill. Liabilities of $13 million were also transferred in the sale.

3.  Supplemental Cash Flow Information

Cash paid for interest and income taxes, net of refunds, was as follows:

	Year Ended December 31,
(Dollars in millions)	2013	2012	2011
Interest paid, net of capitalized interest	$525	$478	$461
Income taxes paid, net of refunds	442	443	291

4.  Percentage of Completion Contracts

During 2013, we recognized estimated project losses of $232 million related to our long-term early production facility construction contracts in Iraq accounted for under the percentage of completion method. Total estimated losses on these projects were $307 million at December 31, 2013. As of December 31, 2013, our percentage of completion project estimates include $36 million of claims revenue and $82 million for liquidated damages that we are contractually obligated to pay as a result of delays in the expected completion of the project. We have a variety of unapproved contract change orders or claims that are not included in our revenues as of December 31, 2013. Amounts representing these contract change orders or claims are included in revenue only when they can be estimated reliably and their realization is reasonably assured.

During 2012, we recognized losses of $100 million related to a long-term construction contract in Iraq accounted for under the percentage of completion method. As of December 31, 2012, we had claims against our customer of $68 million that were not included in our revenue estimates because they do not meet the criteria for recognition. Additionally, we had accrued $17 million for liquidated damages that we are contractually obligated to pay as a result of delays in the expected completion of the project. In addition, in the quarter ended December 31, 2012, we recognized $63 million in revenue upon revision of project estimates on our projects in Mexico. These amounts were determined to be realizable in the fourth quarter of 2012.

5.  Accounts Receivable Factoring

Since 2010, we have engaged in a factoring program to sell accounts receivable in Mexico to third party financial institutions. In 2013, we sold $215 million under the program, received cash totaling $204 million and recognized a loss of $3 million on these sales. In 2012, we sold approximately $177 million under the program, received cash totaling $163 million and recognized a loss of $1 million on these sales. In 2011, we sold approximately $65 million under our factoring program, received cash totaling $64 million and recognized a loss of $1 million on these sales. In each year our factoring transactions qualified for sale accounting under the accounting standards and all related proceeds are included as operating cash flows in our Consolidated Statements of Cash Flows.
6.  Inventories, Net

Inventories, net of reserves, by category were as follows:

	December 31,
(Dollars in millions)	2013	2012
Raw materials, components and supplies	$386	$461
Work in process	130	166
Finished goods	2,855	3,048
	$3,371	$3,675

Work in process and finished goods inventories include cost of materials, labor and manufacturing overhead. During 2013 we recognized charges for excess and obsolete inventory totaling $62 million. During 2012, we recognized a charge of $30 million to adjust the carrying value of our guar inventory, a component of certain drilling fluids, to the lower of cost or market. During 2012, we also recognized a charge for excess and obsolete inventory of $53 million. These costs are classified in the caption “Cost of Products” within our Consolidated Statements of Operations.

7.  Goodwill

We perform an impairment test for goodwill and indefinite-lived intangible assets annually as of October 1, or more frequently if indicators of potential impairment exist. Our goodwill impairment test involves a comparison of the fair value of each of our reporting units with its carrying amount. The fair value of our reporting units is determined using primarily an income approach. The income approach estimates fair value by discounting each reporting unit’s estimated future cash flows using a weighted-average cost of capital that reflects current market conditions and considers the risk profile of each reporting unit. Our reporting units are components of our operating segments, certain of which are aggregated and include the United States, Canada, Latin America, Europe, Sub-Sahara Africa (“SSA”), Russia, Middle East/North Africa (“MENA”) and Asia Pacific.

The fair values of all our reporting units were in excess of their carrying value as of our October 1, 2013 annual impairment test. The fair value of our Latin America reporting unit was closest to its carrying value and was 21% in excess of its carrying value at October 1, 2013. The goodwill balance at December 31, 2013 for Latin America was $345 million.

During the second quarter of 2012, we noted a sustained decline in the market price of our registered shares such that our market capitalization was lower than our total shareholders’ equity for an extended period. Additionally, certain of our reporting units were not performing at the levels previously expected. In response, we considered the associated circumstances to assess whether an event or change had occurred that, more likely than not, reduced the fair value of any of our reporting units below their carrying amount. After considering the relevant circumstances, we concluded that the decline in our market capitalization was a potential indicator of impairment and we prepared the analysis necessary to identify potential impairment through the comparison of reporting unit fair values and carrying amounts. This “step one” analysis indicated that the goodwill attributed to our MENA and SSA reporting units was potentially impaired. Consequently, we performed the “step two” analysis of the goodwill impairment test, comparing the implied fair value of reporting unit goodwill with the carrying amount of that goodwill. The “step two” analysis indicated that the goodwill for both reporting units was fully impaired and we recognized an impairment loss of $589 million in the second quarter of 2012, of which $512 million was attributable to MENA and $77 million to SSA.

The changes in the carrying amount of goodwill by reportable segment for the two years ended December 31, 2013 and 2012 were as follows:

(Dollars in millions)	North America	MENA/ Asia Pacific	Europe/ SSA/ Russia	Latin America	Total
Balance at December 31, 2011	$2,272	743	1,024	384	4,423
Acquisitions	59	—	46	—	105
Disposals	(2)	(7)	(65)	—	(74)
Impairment loss	—	(512)	(77)	—	(589)
Purchase price and other adjustments	(18)	—	—	(24)	(42)
Foreign currency translation adjustments	25	2	27	(6)	48
Balance at December 31, 2012	2,336	226	955	354	3,871

Acquisitions	—	—	2	—	2
Disposals	(23)	(4)	(13)	(1)	(41)
Purchase price and other adjustments	1	—	(3)	2	—
Foreign currency translation adjustments	(71)	(13)	(29)	(10)	(123)
Balance at December 31, 2013	$2,243	$209	$912	$345	$3,709

8.  Other Intangible Assets

The components of intangible assets were as follows:

	December 31, 2013			December 31, 2012
(Dollars in millions)	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
Acquired technology	$417	$(238)	$179	$423	$(207)	$216
Licenses	261	(161)	100	254	(139)	115
Patents	271	(129)	142	266	(113)	153
Customer relationships and contracts	329	(163)	166	353	(148)	205
Other	91	(52)	39	128	(51)	77
	$1,369	$(743)	$626	$1,424	$(658)	$766

We have trademarks that are considered to have indefinite lives as we have the ability and intent to renew them indefinitely. These trademarks had a carrying value of $12 million and $19 million at December 31, 2013 and 2012, and are included in the Other caption in the table above.

Additions to intangibles for the years ended December 31, 2013 and 2012 were as follows:

	Year Ended December 31,
(Dollars in millions)	2013	2012
Acquired technology	$1	$—
Licenses	3	13
Patents	5	34
Customer relationships and contracts	4	100
Other	2	30
Total	$15	$177

Amortization expense was $120 million, $122 million and $102 million for the years ended December 31, 2013, 2012 and 2011, respectively. Future estimated amortization expense for the carrying amount of intangible assets as of December 31, 2013 is expected to be as follows (dollars in millions):

Period	Amount
2014	$116
2015	84
2016	69
2017	64
2018	59

9.  Equity Investments

Our equity investments in unconsolidated affiliates were as follows:

	December 31,
(Dollars in millions)	2013	2012
Borets (formerly PBS)	$—	$356
Proserv Group Inc.	168	170
Other equity investments	128	120
	$296	$646

During 2013, we sold our interest in Borets International Limited (“Borets”) (see Note 2 - Business Combinations and Dispositions). At December 31, 2012, we owned 38.5% of Borets. At December 31, 2013 and 2012, we owned 27.2% and 25.7% of Proserv Group Inc., respectively. Equity in earnings of unconsolidated affiliates for the years ended December 31, 2013, 2012 and 2011 totaled $37 million, $51 million and $20 million, respectively.

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

10.  Short-term Borrowings and Current Portion of Long-term Debt

	December 31,
(Dollars in millions)	2013	2012
Commercial paper program	$292	$888
Revolving credit facility	772	—
364-day term loan facility	300	—
Other short-term bank loans	229	109
Total short-term borrowings	1,593	997
Current portion of long-term debt	73	588
Short-term borrowings and current portion of long-term debt	$1,666	$1,585
Weighted average interest rate on short-term borrowings outstanding at end of year	1.71%	1.54%

We maintain a $2.25 billion unsecured, revolving credit agreement (the “Credit Agreement”) with JPMorgan Chase Bank, N.A., as administrative agent, scheduled to mature July 13, 2016. The Credit Agreement can be used for a combination of borrowings, support for our $2.25 billion commercial paper program and issuances of letters of credit. At December 31, 2013, our borrowings under our revolving credit facility had a weighted average interest rate of 1.4%. This agreement requires that we maintain a debt-to-total capitalization ratio of less than 60%. We were in compliance with this covenant at December 31, 2013.

At December 31, 2013, our borrowings under our commercial paper program had a weighted average interest rate of 1.0%, and there were $42 million in outstanding letters of credit under the Credit Agreement.
On May 1, 2013, we entered into a $300 million, 364-day term loan facility with a syndicate of banks. The facility was fully drawn on May 1, 2013 and will mature on April 30, 2014. The terms and conditions of the facility are substantially similar to our $2.25 billion revolving credit agreement. At December 31, 2013, our borrowings under our 364-day term loan facility had a weighted average interest rate of 1.4%. The facility is used for general corporate purposes, including the repayment of other credit facility borrowings and the reduction of outstanding commercial paper.

We have short-term borrowings with various domestic and international institutions pursuant to uncommitted facilities. At December 31, 2013, we had $229 million in short-term borrowings under these arrangements with a weighted average interest rate of 4.1%. In addition, we had $541 million of letters of credit under various uncommitted facilities and $286 million of surety bonds, primarily performance bonds, issued by financial sureties against an indemnification from us at December 31, 2013.

The carrying value of our short-term borrowings approximates their fair value as of December 31, 2013. A majority of the Current Portion of Long-term Debt at December 31, 2013 is primarily related to payments on our capital leases.

11. Long-term Debt

We have issued various senior notes, all of which rank equally with our existing and future senior unsecured indebtedness, have semi-annual interest payments and no sinking fund requirements. Our Long-term Debt consisted of the following:

	December 31,
(Dollars in millions)	2013	2012
5.15% Senior Notes due 2013	$—	$294
4.95% Senior Notes due 2013	—	250
5.50% Senior Notes due 2016	353	354
6.35% Senior Notes due 2017	610	613
6.00% Senior Notes due 2018	498	497
9.625% Senior Notes due 2019	1,021	1,025
5.125% Senior Notes due 2020	798	797
4.50% Senior Notes due 2022	747	747
6.50% Senior Notes due 2036	595	595
6.80% Senior Notes due 2037	298	298
7.00% Senior Notes due 2038	497	497
9.875% Senior Notes due 2039	247	247
6.75% Senior Notes due 2040	596	596
5.95% Senior Notes due 2042	545	545
4.82% secured borrowing	102	132
Capital and other lease obligations	153	118
Other	74	32
	7,134	7,637
Less amounts due in one year	73	588
Long-term debt	$7,061	$7,049

The following is a summary of scheduled Long-term Debt maturities by year (dollars in millions):

2014	$73
2015	66
2016	410
2017	673
2018	512
Thereafter	5,400
$7,134

On April 4, 2012, we completed a $1.3 billion long-term debt offering comprised of $750 million of 4.5% senior notes due 2022 and $550 million of 5.95% senior notes due 2042. The net proceeds from this offering were used to repay short-term indebtedness under our commercial paper program and for general corporate purposes.

In August 2012, as a result of the delay in filing our second quarter report on Form 10-Q and potential delay in filing our third quarter report on Form 10-Q, we sought consents from the holders of our senior notes to extend the due date under the senior note indentures for providing our Form 10-Q filings and our 2012 Form 10-K filing to no later than March 31, 2013. We received sufficient consents to apply this extension to all series of our publicly traded senior notes. We offered a cash payment of $2.50 for each $1,000 in principal amount for those note holders who consented to the extension and we paid approximately $18 million to the holders of our senior notes in connection with this consent solicitation, which will be recognized as an increase in interest expense over the remaining terms of the senior notes. We also incurred and expensed in 2012 other costs, including fees and expenses, of $12 million in connection with our debt consent solicitation.

The weighted average effective interest rate on our Senior Notes during 2013 was 6.2%. The effective rate was determined after giving consideration to the effect of interest rate derivatives accounted for as hedges and the amortization of any premiums or discounts (See Note 13 – Derivative Instruments).

12.  Fair Value of Financial Instruments

Financial Instruments Measured and Recognized at Fair Value

We estimate fair value at a price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants in the principal market for the asset or liability. Our valuation techniques require inputs that we categorize using a three level hierarchy, from highest to lowest level of observable inputs. Level 1 inputs are unadjusted quoted prices in active markets for identical assets or liabilities. Level 2 inputs are quoted prices or other market data for similar assets and liabilities in active markets, or inputs that are observable for the asset or liability, either directly or indirectly through market corroboration, for substantially the full term of the financial instrument. Level 3 inputs are unobservable inputs based upon our own judgment and assumptions used to measure assets and liabilities at fair value. Classification of a financial asset or liability within the hierarchy is determined based on the lowest level of input that is significant to the fair value measurement. Other than the contingent consideration discussed in Note 2 and our derivative instruments discussed in Note 13, we had no assets or liabilities measured and recognized at fair value on a recurring basis at December 31, 2013 and 2012.

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

The fair value and carrying value of our senior notes were as follows:

	December 31,
(Dollars in millions)	2013	2012
Fair value	$7,580	$8,368
Carrying value	6,805	7,355

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

As of December 31, 2013 and 2012, we had net unamortized gains of $42 million and $52 million, respectively, associated with interest rate swap terminations.

Cash Flow Hedges

In 2008, we entered into interest rate derivative instruments to hedge projected exposures to interest rates in anticipation of a debt offering. These hedges were terminated at the time of the issuance of the debt and the associated loss on these hedges is being amortized from Accumulated Other Comprehensive Income (Loss) into interest expense over the remaining term of the debt. As of December 31, 2013 and 2012, we had net unamortized losses of $11 million for both years associated with our cash flow hedge terminations.

Other Derivative Instruments

As of December 31, 2013 and 2012, we had foreign currency forward contracts with aggregate notional amounts of $635 million and $990 million, respectively. These contracts were entered into to hedge exposure to currency fluctuations in various foreign currencies. The total estimated fair value of these contracts and amounts receivable or owed associated with closed contracts at December 31, 2013 and 2012 resulted in a net liability of $1 million and $15 million, respectively. These derivative instruments were not designated as hedges, and the changes in fair value of the contracts are recorded each period in current earnings in the line captioned “Other, Net” on the accompanying Consolidated Statements of Operations.

We have cross-currency swaps between the U.S. dollar and Canadian dollar to hedge certain exposures to the Canadian dollar. At December 31, 2013 and 2012, we had notional amounts outstanding of $168 million for each year. The total estimated fair value of these contracts at December 31, 2013 and 2012 resulted in a liability of $21 million and $34 million, respectively. These derivative instruments were not designated as hedges, and the changes in fair value of the contracts are recorded in current earnings each period in the line captioned “Other, Net” on the accompanying Consolidated Statements of Operations.

The fair values of outstanding derivative instruments are summarized as follows:

	December 31,
(Dollars in millions)	2013	2012	Classifications
Derivative assets not designated as hedges:
Foreign currency forward contracts	$5	$5	Other Current Assets
Derivative liabilities not designated as hedges:
Foreign currency forward contracts	(6)	(20)	Other Current Liabilities
Cross-currency swap contracts	(21)	(34)	Other Liabilities

14.  Shareholders’ Equity

Changes in our Issued and Treasury shares during the years ended December 31, 2013, 2012 and 2011 were as follows:

(Shares in millions)	Issued	Treasury
Balance at December 31, 2010	758	(23)
Shares issued for acquisitions	5	3
Equity awards granted, vested and exercised	—	4
Shares issued for warrants	2	—
Balance at December 31, 2011	765	(16)
Shares issued for acquisitions	—	3
Equity awards granted, vested and exercised	—	4
Shares issued for warrants	5	—
Shares issued for internal restructuring	70	(70)
Balance at December 31, 2012	840	(79)
Equity awards granted, vested and exercised	—	6
Balance at December 31, 2013	840	(73)

Effective May 23, 2012, we issued 70 million shares to one of our subsidiaries in an internal restructuring of certain of our assets.

Authorized Shares

At December 31, 2013, we were authorized to issue 840 million registered shares and conditionally authorized to issue 372 million registered shares.

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

The following table presents the changes in our accumulated other comprehensive income by component for the year ended December 31, 2013:

(Dollars in millions)	Currency Translation Adjustment	Defined Benefit Pension	Deferred Loss on Derivatives	Total
Balance at January 1, 2013	213	(40)	(10)	163

Other comprehensive loss before reclassifications	(316)	—	—	(316)
Reclassifications	(37)	2	1	(34)
Net activity	(353)	2	1	(350)
Balance at December 31, 2013	$(140)	$(38)	$(9)	$(187)

The 2013 reclassification from the currency translation adjustment component of other comprehensive income includes $30 million from the sale of our industrial screen business. This amount was recognized in the gain on sale of business line in our Consolidated Statement of Operations for the year ended December 31, 2013.

15. Share-Based Compensation

Incentive Plans

Our incentive plans permit the grant of options, stock appreciation rights, RSA’s, restricted share units (“RSU”), performance share awards, performance unit awards, other share-based awards and cash-based awards to any employee, non-employee directors and other individual service providers or any affiliate.

The provisions of each award vary based on the type of award granted and are determined by the Compensation Committee of our Board of Directors. Those awards, such as stock options that are based on a specific contractual term, will be granted with a term not to exceed 10 years. Upon grant of an RSA, the recipient has the rights of a shareholder, including but not limited to the right to vote such shares and the right to receive any dividends paid on such shares. Recipients of RSU awards do not have the rights of a shareholder until such date as the shares are issued or transferred to the recipient. As of December 31, 2013, approximately 16.7 million shares were available for grant under our incentive plans.

Share-Based Compensation Expense

We recognized the following employee share-based compensation expense during each of the years ended December 31, 2013, 2012 and 2011:

	Year Ended December 31,
(Dollars in millions)	2013	2012	2011
Share-based compensation	$66	$76	$87
Related tax benefit	11	27	30

Options

Stock options were granted with an exercise price equal to or greater than the fair market value of our shares as of the date of grant. We used the Black-Scholes option pricing model to determine the fair value of stock options awarded. The estimated fair value of our stock options was expensed over their vesting period, which was generally one to four years. There were no stock options granted during 2013, 2012 or 2011. The intrinsic value of stock options exercised during 2013, 2012 and 2011 was $12 million, $4 million and $10 million, respectively. All options were fully vested as of December 31, 2012.

A summary of option activity for the year ended December 31, 2013, is presented below:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Term	Aggregate Intrinsic Value
	(In thousands)			(In thousands)
Outstanding at December 31, 2012	10,403	$9.21	2.54 years	$31,717
Granted	—	—
Exercised	(2,447)	8.89
Forfeited	—	—
Outstanding and Vested at December 31, 2013	7,956	9.31	2.01 years	54,775

Restricted Share Awards and Restricted Share Units

RSAs and RSUs vest based on continued employment, generally over a two to five-year period. The fair value of RSAs and RSUs is determined based on the closing price of our shares on the date of grant. The total fair value, less assumed forfeitures, is expensed over the vesting period. The weighted-average grant date fair value of RSAs and RSUs granted during the years ended December 31, 2013, 2012 and 2011 was $13.49, $13.30 and $22.41, respectively. The total fair value of RSAs and RSUs vested during the years ended December 31, 2013, 2012 and 2011 was $61 million, $78 million and $86 million, respectively. As of December 31, 2013, there was $67 million of unrecognized compensation expense related to unvested RSAs and RSUs, which is expected to be recognized over a weighted average period of two years. A summary of RSA and RSU activity for the year ended December 31, 2013 is presented below:

	RSA	Weighted Average Grant Date Fair Value	RSU	Weighted Average Grant Date Fair Value
	(In thousands)		(In thousands)
Non-Vested at December 31, 2012	2,402	$18.93	3,051	$18.63
Granted	2,397	14.04	2,305	12.93
Vested	(1,178)	21.44	(1,870)	19.20
Forfeited	(410)	15.40	(349)	17.23
Non-Vested at December 31, 2013	3,211	14.80	3,137	14.26

Performance Units

The performance units we have issued typically vest at the end of a three-year period assuming continued employment and the Company’s achievement of certain market-based performance goals. Performance units expire unvested when market conditions are not met. The grant date fair value of the performance units we have granted was determined through use of the Monte Carlo simulation method. The assumptions used in the Monte Carlo simulation during the year ended December 31, 2013, included a risk-free rate of 0.4%, volatility of 42.1% and a zero dividend yield. The weighted-average grant date fair value of the performance units we granted during the years ended December 31, 2013, 2012 and 2011 was $10.81, $21.32 and $29.64, respectively. The total fair value of performance units vested during the years ended December 31, 2013 and 2012 was $8 million and $1 million, respectively. For the year ended December 31, 2013, the 1.3 million shares of stock issued for the performance units were related to the departure of certain former executive officers. No performance units vested in 2011 as that was the first year we granted performance units. As of December 31, 2013, there was $12 million of unrecognized compensation expense related to performance units, which is expected to be recognized over a weighted average period of one year.

A summary of performance unit activity for the years ended December 31, 2013 is presented below:

	Performance Units	Weighted Average Grant Date Fair Value
	(In thousands)
Non-vested at December 31, 2012	1,402	$23.14
Granted	1,905	10.81
Vested	(700)	12.04
Forfeited	(696)	20.03
Non-vested at December 31, 2013	1,911	16.05

16.  Retirement and Employee Benefit Plans

We have defined contribution plans covering certain employees. Contribution expenses related to these plans totaled $73 million, $62 million and $50 million in 2013, 2012 and 2011, respectively.

We have defined benefit pension and other post-retirement benefit plans covering certain U.S. and international employees.  Plan benefits are generally based on factors such as age, compensation levels and years of service. Net periodic benefit cost related to these plans totaled $20 million, $16 million and $14 million in 2013, 2012 and 2011, respectively. The projected benefit obligations on a consolidated basis were $297 million and $275 million as of December 31, 2013 and 2012, respectively. The fair values of plan assets on a consolidated basis (determined primarily using Level 2 inputs) were $151 million and $130 million as of December 31, 2013 and 2012, respectively. The net underfunded obligation was substantially all recorded within Other Noncurrent Liabilities at each balance sheet date. Additionally, consolidated amounts in accumulated other comprehensive loss that have not yet been recognized as components of net periodic benefit cost were $52 million and $55 million as of December 31, 2013 and 2012, respectively.

The weighted average assumption rates used for benefit obligations were as follows:

Year Ended December 31,
	2013	2012
Discount rate:
United States plans	1.00% - 4.75%	1.00% - 4.00%
International plans	3.50% - 7.00%	1.36% - 7.00%
Rate of compensation increase:
United States plans	—	—
International plans	3.00% - 4.50%	2.00% - 4.10%

During 2013 and 2012, we contributed $12 million and $11 million, respectively, to our defined benefit pension and other post-retirement benefit plans. In 2014, we expect to contribute approximately $12 million to those plans.

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

Our income tax benefit (provision) from continuing operations consisted of the following:

	Year Ended December 31,
(Dollars stated in millions)	2013	2012	2011
Total current provision	$(177)	$(475)	$(421)
Total deferred benefit (provision)	33	13	(121)
	$(144)	$(462)	$(542)

The difference between the income tax provision at the Swiss federal income tax rate and the income tax provision attributable to Income Before Income Taxes for each of the three years ended December 31, 2013, 2012 and 2011 is analyzed below:

	Year Ended December 31,
(Dollars stated in millions)	2013	2012	2011
Swiss federal income tax rate at 7.83%	$13	$23	$(59)
Tax on earnings subject to rates different than the Swiss federal income tax rate	89	(341)	(377)
Change in valuation allowance	(264)	(108)	(29)
Change in uncertain tax positions	18	(36)	(77)
	$(144)	$(462)	$(542)

In 2013, our income before tax includes a $153 million charge for the settlement of the United Nations oil-for-food program governing sales of goods into Iraq and Foreign Corrupt Practices Act (“FCPA”) matters, a $299 million loss on certain legacy projects, $98 million of bad debt expense, which includes a receivable impairment charge in Venezuela, and a $100 million loss due to the devaluation of the Venezuelan bolivar, all with no or little tax benefit. Our 2013 tax provision includes certain discrete tax benefits primarily due to tax planning activities, decreases in reserves for uncertain tax positions due to statute of limitation expiration and audit closures and the enactment of the American Taxpayer Relief Act, which decreased our effective tax rate for the period.

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

The components of the net deferred tax asset (liability) attributable to continuing operations were as follows:

	December 31,
(Dollars stated in millions)	2013	2012
Net operating losses carryforwards	$647	$396
Accrued liabilities and reserves	239	229
Tax credit carryforwards	115	117
Employee benefits	54	61
Inventory	58	61
Other	80	112
Valuation allowance	(571)	(317)
Total deferred tax assets	622	659
Deferred tax liabilities:
Property, plant and equipment	(478)	(501)
Intangible assets	(238)	(245)
Deferred Income	(6)	(27)
Other	(20)	(32)
Total deferred tax liabilities	(742)	(805)
Net deferred tax assets (liabilities)	$(120)	$(146)

The overall increase in the valuation allowance in both 2013 and 2012 is primarily attributable to the establishment of a valuation allowance against current year net operating losses ("NOLs") and tax credits in various jurisdictions. Our results in 2013 and 2012 include significant operating losses in Iraq upon which we recorded a valuation allowance of $134 million and $72 million, respectively.

Deferred income taxes generally have not been recognized on the cumulative undistributed earnings of our non-Swiss subsidiaries because they are considered to be indefinitely reinvested or they can be distributed on a tax free basis. Distribution of these earnings in the form of dividends or otherwise may result in a combination of income and withholding taxes payable in various countries. As of December 31, 2013, the cumulative undistributed earnings of our non-Swiss subsidiaries that are considered indefinitely reinvested and may be subject to tax if distributed amount to approximately $1.7 billion. Due to complexities in the tax laws and the manner of repatriation, it is not practicable to estimate the unrecognized amount of deferred income taxes and the related dividend withholding taxes associated with these undistributed earnings.

At December 31, 2013, we had approximately $2.7 billion of NOLs in various jurisdictions, $459 million of which were generated by certain U.S. subsidiaries. Loss carryforwards, if not utilized, will mostly expire for U.S. subsidiaries in 2031, 2032, and 2033 and at various dates from 2015 through 2033 for non-U.S. subsidiaries. At December 31, 2013, we had $115 million of tax credit carryovers, of which $97 million is for U.S. subsidiaries. The U.S. tax credits primarily consist of $25 million of research and development tax credit carryforwards which expire from 2018 through 2033, and $72 million of foreign tax credit carryforwards which expire from 2014 through 2021.

A tabular reconciliation of the total amounts of uncertain tax positions at the beginning and end of the period is as follows:

	Year Ended December 31,
(Dollars stated in millions)	2013	2012	2011
Balance at beginning of year	$296	$292	$237
Additions as a result of tax positions taken during a prior period	64	8	7
Reductions as a result of tax positions taken during a prior period	(12)	(1)	(8)
Additions as a result of tax positions taken during the current period	31	29	65
Reductions relating to settlements with taxing authorities	(60)	(14)	(3)
Reductions as a result of a lapse of the applicable statute of limitations	(19)	(19)	(2)
Foreign exchange effects	(11)	1	(4)
Balance at end of year	$289	$296	$292

Substantially all of the uncertain tax positions, if recognized in future periods, would impact our effective tax rate. To the extent penalties and interest would be assessed on any underpayment of income tax, such amounts have been accrued and classified as a component of income tax expense and other non-current liabilities in the financial statements in accordance with our accounting policy. We recorded a benefit of $21 million, and expenses of $21 million and $20 million of interest and penalties for the years ended December 31, 2013, 2012 and 2011, respectively. The amounts in the table above exclude accrued interest and penalties of $121 million, $142 million and $121 million at December 31, 2013, 2012 and 2011, respectively, which are included in other liabilities.

We are subject to income tax in many of the over 100 countries where we operate. As of December 31, 2013, the following table summarizes the tax years that remain subject to examination for the major jurisdictions in which we operate:

Canada	2009 - 2013
Mexico	2007 - 2013
Russia	2011 - 2013
Switzerland	2009 - 2013
United States	2007 - 2013
Venezuela	2008 - 2013

We anticipate a reduction in the balance of uncertain tax positions by up to $36 million in the next twelve months due to expiration of statutes of limitations, settlements and/or conclusions of tax examinations.

18.  Disputes, Litigation and Contingencies

U.S. Government and Internal Investigations

On January 17, 2014, the U.S. District Court for the Southern District of Texas approved the settlement agreements between us and certain of our subsidiaries and the DOJ. On November 26, 2013, we announced that we and our subsidiaries also entered into settlement agreements with the U.S. Departments of Treasury and Commerce and with the SEC, which the U.S. District Court for the Southern District of Texas entered on December 20, 2013. These agreements collectively resolved investigations of prior alleged violations by us and certain of our subsidiaries relating to certain trade sanctions laws, participation in the United Nations oil-for-food program governing sales of goods into Iraq, and non-compliance with the Foreign Corrupt Practices Act.

Approximately $66 million of the $253 million to be paid by us and our subsidiaries under the settlement agreements was paid in January 2014 and the remaining $187 million was paid pursuant to the terms of the settlement agreements in February of 2014. These agreements include a requirement to retain, for a period of at least 18 months, an independent monitor responsible to assess our compliance with the terms of the agreement so as to address and reduce the risk of recurrence of alleged misconduct, after which we would continue to evaluate our own compliance program and make periodic reports to the DOJ and SEC and maintain agreed compliance monitoring and reporting systems, all of which is costly to us. These agreements also require us to retain an independent third party to retroactively audit our compliance with U.S. export control laws during the years 2012, 2013 and 2014.

During the quarter ended June 30, 2012, the negotiations related to the trade sanctions matter progressed to a point where we recognized a liability for a loss contingency that we believed was probable and for which a reasonable estimate could be made. We estimated that the amount of this loss was $100 million and we recognized a loss contingency of this amount in the quarter ended June 30, 2012. During the quarter ended June 30, 2013, the negotiations related to the United Nations oil-for-food program governing sales of goods into Iraq and FCPA matters progressed to a point where we recognized a liability for a loss contingency that we believed was probable and for which a reasonable estimate could be made. We estimated the amount of this loss at $153 million and recognized a loss contingency equal to such amount in the quarter ended June 30, 2013.

The SEC and DOJ are also investigating the circumstances surrounding the material weakness in our internal controls over financial reporting for income taxes that was disclosed in a notification of late filing on Form 12b-25 filed on March 1, 2011 and in current reports on Form 8-K filed on February 21, 2012 and on July 24, 2012 and the subsequent restatements of our historical financial statements. We are cooperating fully with these investigations. We are unable to predict the outcome of these matters due to the inherent uncertainties presented by such investigations, and we are unable to predict potential outcomes or estimate the range of potential loss contingencies, if any. The government, generally, has a broad range of civil and criminal penalties available for these types of matters under applicable law and regulation, including injunctive relief, fines, penalties and modifications to business practices, some of which, if imposed on us, could be material to our business, financial condition or results of operations. In September 2013, we also received the final decision of the SIX Swiss Exchange Sanction Commission regarding its investigation for similar internal controls and restatement matters. The decision resulted in a fine of $270,000 plus costs. We do not plan to appeal this decision.

Shareholder Litigation

In 2010, three shareholder derivative actions were filed, purportedly on behalf of the Company, asserting breach of duty and other claims against certain current and former officers and directors of the Company related to the United Nations oil-for-food program governing sales of goods into Iraq, FCPA and trade sanctions related to the U.S. government investigations disclosed above and in our SEC filings since 2007. Those shareholder derivative cases are pending in the Harris County, Texas, civil court and are captioned Neff v. Brady, et al., No. 201040764, Hess v. Duroc-Danner, et al., No. 201040765, and Rosner v. Brady, et al., No. 201047343.

In March 2011, a shareholder derivative action, Iron Workers Mid-South Pension Fund v. Duroc-Danner, et al., No. 201119822, was filed in Harris County, Texas, civil court purportedly on behalf of the Company against certain current and former officers and directors, alleging breaches of duty related to the material weakness and restatement announcements. In February 2012, a second shareholder derivative action, Wandel v. Duroc-Danner, et al., No. 1:12-cv-01305-LAK (SDNY), was filed in federal court in the Southern District of New York. In March 2012, a purported securities class action captioned Freedman v. Weatherford International Ltd., et al., No. 1:12-cv-02121-LAK (SDNY) was filed in the Southern District of New York against us and certain current and former officers. That case alleges violation of the federal securities laws related to the restatement of our historical financial statements announced on February 21, 2012, and later added claims related to the announcement of a subsequent restatement on July 24, 2012.

We cannot predict the outcome of these cases including the amount of any possible loss. If one or more negative outcomes were to occur relative to these cases, the aggregate impact to our financial condition could be material.

In March 2011, a purported shareholder class action captioned Dobina v. Weatherford International Ltd., et al., No. 1:11-cv-01646-LAK (SDNY), was filed in the U.S. District Court for the Southern District of New York, following our announcement on March 1, 2011 of a material weakness in our internal controls over financial reporting for income taxes, and restatement of our historical financial statements (the “2011 Class Action”). The associated lawsuit alleged violation of the federal securities laws by us and certain current and former officers. During the three months ended December 31, 2013, we entered into negotiations to settle the 2011 Class Action. As a result of these negotiations, settlement became probable and a settlement agreement was signed on January 29, 2014. The settlement agreement requires payments totaling approximately $53 million, which we expect to be entirely recoverable from insurance. The settlement arrangement must be submitted to the court for final approval. See “Notes to Consolidated Financial Statements – Note 21– Subsequent Events” for additional information regarding the settlement of the “Shareholder Litigation” matters.

Other Disputes

A former Senior Vice President and General Counsel (the “Executive”) left the Company in June 2009. The Executive had employment agreements with us that terminated upon his departure. There is currently a dispute between the Executive and us as to the amount of compensation we are obligated to pay under these employment agreements based on the Executive’s separation. This dispute has not resulted in a lawsuit being filed. Since 2009, it has been our belief that an unfavorable outcome regarding this dispute is not probable and, as such, we had not accrued for the Executive’s claimed severance and other benefits. However, in the three months ended December 31, 2013 we concluded that we would attempt to negotiate a settlement. As a result, we believe that settlement has become probable and we have accrued our estimate of the probable loss.

Additionally, we are aware of various disputes and potential claims and are a party in various litigation involving claims against us, some of which are covered by insurance. For claims, disputes and pending litigation in which we believe a negative outcome is probable and a loss can be reasonably estimated, we have recorded a liability for the expected loss. These liabilities are immaterial to our financial condition and results of operations. In addition we have certain claims, disputes and pending litigation regarding which we do not believe a negative outcome is probable or for which we can only estimate a range of liability. It is possible, however, an unexpected judgment could be rendered against us, or we could decide to resolve a case or cases, that would result in liability that could be uninsured and beyond the amounts we currently have reserved and in some cases those losses could be material. If one or more negative outcomes were to occur relative to these matters, the aggregate impact to our financial condition could be material.

19.  Commitments

We are committed under various operating lease agreements primarily related to office space and equipment. Generally, these leases include renewal provisions and rental payments, which may be adjusted for taxes, insurance and maintenance related to the property. Future minimum rental commitments under noncancellable operating leases are as follows (dollars in millions):

2014	$277
2015	239
2016	185
2017	137
2018	109
Thereafter	270
$1,217

Total rent expense incurred under operating leases was approximately $581 million, $458 million and $328 million for the years ended December 31, 2013, 2012 and 2011, respectively. The future rental commitment table above does not include leases that are short-term in nature or can be cancelled with notice of less than three months.

20. Segment Information

Reporting Segments

Our operational performance is reviewed and managed on a geographic basis. We report the following regions, which are our operating segments, as separate, distinct reporting segments: North America; MENA/Asia Pacific; Europe/SSA/Russia; and Latin America. Financial information by segment is summarized below. Revenues are attributable to countries based on the ultimate destination of the sale of products or performance of services. The accounting policies of the segments are the same as those described in the summary of significant accounting policies.

	Year Ended December 31, 2013
(Dollars in millions)	Net Operating Revenues	Income from Operations (a)	Depreciation and Amortization	Capital Expenditures	Assets at December 31, 2013
North America	$6,390	$820	$424	$434	$7,720
MENA/Asia Pacific	3,344	(96)	396	526	5,328
Europe/SSA/Russia	2,693	288	286	305	4,346
Latin America (b)	2,836	306	276	247	4,247
	15,263	1,318	1,382	1,512	21,641
Corporate and Research and Development	—	(466)	20	63	336
U.S. Government Investigation Loss	—	(153)	—	—	—
Other Items (c)	—	(176)	—	—	—
Total	$15,263	$523	$1,402	$1,575	$21,977

	Year Ended December 31, 2012
(Dollars in millions)	Net Operating Revenues	Income from Operations (d)	Depreciation and Amortization	Capital Expenditures	Assets at December 31, 2012
North America	$6,824	$1,078	$412	$744	$8,223
MENA/Asia Pacific	2,795	34	352	657	5,108
Europe/SSA/Russia	2,519	315	255	341	4,418
Latin America	3,077	395	238	384	4,348
	15,215	1,822	1,257	2,126	22,097
Corporate and Research and Development	—	(453)	25	51	698
Goodwill and Equity Investment Impairment	—	(793)	—	—	—
U.S. Government Investigation Loss	—	(100)	—	—	—
Other Items (e)	—	(178)	—	—	—
Total	$15,215	$298	$1,282	$2,177	$22,795

	Year Ended December 31, 2011
(Dollars in millions)	Net Operating Revenues	Income from Operations	Depreciation and Amortization	Capital Expenditures	Assets at December 31, 2011
North America	$6,023	$1,259	$357	$416	$7,672
MENA/Asia Pacific (f)	2,441	25	328	504	5,264
Europe/SSA/Russia	2,298	287	233	226	3,963
Latin America	2,226	254	198	329	3,517
	12,988	1,825	1,116	1,475	20,416
Corporate and Research and Development	—	(422)	20	49	635
Other Items (g)	—	(96)	—	—
Total	$12,988	$1,307	$1,136	$1,524	$21,051

(a)
For the year ended December 31, 2013, we recognized a charge for bad debt expense of $98 million attributable to our reporting segments as follows: $59 million in Latin America, $27 million in MENA/Asia Pacific, $10 million for Europe/SSA/Russia, and $2 million in North America. See footnote (b) below for additional details for the bad debt expense charge in Latin America of $59 million. During 2013, we recognized a charge for excess and obsolete inventory of $62 million attributable to each reporting segment as follows: $35 million in North America, $7 million in MENA/Asia Pacific, $13 million in Europe/SSA/Russia and $7 million in Latin America.

(b)
On December 17, 2013, we accepted bonds with a face value of $127 million from PDVSA in full settlement of $127 million in trade receivables. Upon receipt, we immediately sold these bonds in a series of transactions recognizing a loss of $58 million.

(c)
Other items for 2013 include $67 million of professional fees and expenses for U.S. government investigations and the remediation of our material weakness related to income taxes, $94 million of severance and $15 million of other items, which include gains totaling $24 million primarily related to the sale of our 38.5% equity interest in Borets as well as our industrial screen business.

(d)
During 2012, we recognized a charge for excess and obsolete inventory of $53 million attributable to each reporting segment as follows: $21 million in North America, $16 million in MENA/Asia Pacific, $11 million in Europe/SSA/Russia and $5 million in Latin America. We also recognized a charge of $30 million to adjust the carrying value of our guar inventory, a component of certain drilling fluids, to the lower of cost or market, all of which was attributable to the North America reporting segment.

(e)
Other Items for 2012 include income tax restatement and material weakness remediation expenses of $103 million, $13 million of costs incurred in connection with U.S. government investigations, $11 million of non-recurring fees and expenses associated with our 2012 debt consent solicitation and severance, exit and other charges of $79 million, offset by a $28 million gain related to the sale of our subsea controls business.

(f)
In early 2011, our operations in Libya were disrupted by civil unrest. Due to the hostilities, we were unable to physically verify the existence or condition of the majority of our assets in country for most of 2011 and the information available to us about these assets evolved during the year. Additionally, due to international sanctions against all entities affiliated with the Libyan government, we were unable to pursue collections of accounts receivable from a significant portion of our Libyan customers. In the fourth quarter, hostilities subsided and limited company personnel were able to re-enter the country. Additionally, we were able to engage in discussions with our customers. Following an examination of our Libyan assets and evaluation of our accounts receivable from Libyan customers, we recognized an expense of $59 million primarily to establish a reserve for receivables, machinery and equipment and inventory in Libya.

(g)
Other Items for 2011 includes income tax restatement and material weakness remediation expenses of $22 million, $10 million of costs incurred in connection with U.S. government investigations related to Foreign Corrupt Practices Act and United Nations oil-for-food program governing sales of goods into Iraq matters, $9 million associated with the termination of a corporate consulting contract, and severance, exit and other charges of $55 million.

Products and Services

We are a diversified international energy service and manufacturing company that provides a variety of services and equipment to the exploration, production and transmission sectors of the oil and natural gas industry. The composition of our consolidated revenues by product service line group is as follows:

	Year Ended December 31,
	2013	2012	2011
Formation Evaluation and Well Construction	61%	56%	57%
Completion and Production	39	44	43
Total	100%	100%	100%

Geographic Areas

Financial information by geographic area for each of the three years ended December 31, 2013, is summarized below. Revenues from customers and long-lived assets in Switzerland were insignificant in each of the years presented. Long-lived assets exclude goodwill and intangible assets as well as deferred tax assets of $33 million, $59 million and $145 million at December 31, 2013, 2012 and 2011, respectively.

	Revenues from Unaffiliated Customers			Long-lived Assets
(Dollars in millions)	2013	2012	2011	2013	2012	2011
United States	$5,146	$5,465	$4,714	$2,272	$2,524	$2,353
Canada	1,243	1,359	1,309	438	471	435
Mexico	959	1,274	789	226	231	222
Other Countries	7,915	7,117	6,176	5,899	5,845	5,041
	$15,263	$15,215	$12,988	$8,835	$9,071	$8,051

21. Subsequent Events

U.S. Government and Internal Investigations

On January 17, 2014, the U.S. District Court for the Southern District of Texas approved the settlement agreements between us and certain of our subsidiaries and the U.S. Department of Justice to resolve investigations of prior alleged violations by us and certain of our subsidiaries relating to certain trade sanctions laws, participation in the United Nations oil-for-food program governing sales of goods into Iraq, and non-compliance with the Foreign Corrupt Practices Act. In 2014 we paid approximately $253 million under the settlement agreements, of which $66 million was paid in January 2014 and the remaining $187 million was paid pursuant to the terms of the settlement agreements in January and February of 2014 by us and our subsidiaries.

Shareholder Litigation

On January 29, 2014, we, together with certain current and former officers, reached agreement to resolve the Dobina lawsuit discussed above. Pursuant to the settlement we will pay approximately $53 million, all of which is recoverable from insurance, in exchange for dismissal with prejudice of the litigation and the unconditional release of all claims, known or unknown, that settlement class members brought or could have brought against us and individual defendants related to the facts and allegations in the litigation.

22. Consolidating Financial Statements

Weatherford Switzerland is the ultimate parent of the Weatherford group and guarantees the obligations of Weatherford International Ltd., a Bermuda exempted company (“Weatherford Bermuda”), and Weatherford International, LLC, a Delaware limited liability company (“Weatherford Delaware”), noted below.

The following obligations of Weatherford Delaware were guaranteed by Weatherford Bermuda at December 31, 2013, 2012 and 2011: (1) 6.35% senior notes and (2) 6.80% senior notes. In addition to these obligations, the 5.95% senior notes of Weatherford Delaware were guaranteed by Weatherford Bermuda at December 31, 2011.

The following obligations of Weatherford Bermuda were guaranteed by Weatherford Delaware at December 31, 2013, 2012 and 2011: (1) revolving credit facility, (2) 5.50% senior notes, (3) 6.50% senior notes, (4) 6.00% senior notes, (5) 7.00% senior notes, (6) 9.625% senior notes, (7) 9.875% senior notes, (8) 5.125% senior notes, (9) 6.75% senior notes, (10) 4.50% senior notes and (11) 5.95% senior notes. In addition to these obligations, the following obligations of Weatherford Bermuda were guaranteed by Weatherford Delaware at December 31, 2012 and 2011: (1) the 4.95% senior notes and (2) 5.15% senior notes. In 2013, we entered into a 364-day term loan facility, which is an obligation of Weatherford Bermuda guaranteed by Weatherford Delaware.

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

Condensed Consolidating Balance Sheet
December 31, 2013
(Dollars in millions)

	Weatherford Switzerland	Weatherford Bermuda	Weatherford Delaware	Other Subsidiaries	Eliminations	Consolidation
Current Assets:
Cash and Cash Equivalents	$—	$—	$—	$435	$—	$435
Other Current Assets	57	5	415	8,270	(408)	8,339
Total Current Assets	57	5	415	8,705	(408)	8,774

Equity Investments in Affiliates	8,663	11,742	8,065	6,466	(34,936)	—
Equity Held in Parent	—	—	10	27	(37)	—
Intercompany Receivables, Net	—	—	—	7,304	(7,304)	—
Other Assets	7	41	17	13,138	—	13,203
Total Assets	$8,727	$11,788	$8,507	$35,640	$(42,685)	$21,977

Current Liabilities:
Short-term Borrowings and Current Portion of Long-Term Debt	$—	$1,445	$23	$198	$—	$1,666
Accounts Payable and Other Current Liabilities	312	129	—	4,000	(408)	4,033
Total Current Liabilities	312	1,574	23	4,198	(408)	5,699

Long-term Debt	—	5,891	986	184	—	7,061
Intercompany Payables, Net	243	6,755	306	—	(7,304)	—
Other Long-term Liabilities	10	97	2	905	—	1,014
Total Liabilities	565	14,317	1,317	5,287	(7,712)	13,774

Weatherford Shareholders’ Equity	8,162	(2,529)	7,190	30,312	(34,973)	8,162
Noncontrolling Interests	—	—	—	41	—	41
Total Liabilities and Shareholders’ Equity	$8,727	$11,788	$8,507	$35,640	$(42,685)	$21,977

Condensed Consolidating Balance Sheet
December 31, 2012
(Dollars in millions)

	Weatherford Switzerland	Weatherford Bermuda	Weatherford Delaware	Other Subsidiaries	Eliminations	Consolidation
Current Assets:
Cash and Cash Equivalents	$—	$—	$—	$300	$—	$300
Other Current Assets	5	5	256	8,682	(219)	8,729
Total Current Assets	5	5	256	8,982	(219)	9,029

Equity Investments in Affiliates	9,184	14,790	7,675	8,458	(40,107)	—
Equity Held in Parent	—	—	10	172	(182)	—
Intercompany Receivables, Net	—	1,872	—	—	(1,872)	—
Other Assets	17	45	14	13,690	—	13,766
Total Assets	$9,206	$16,712	$7,955	$31,302	$(42,380)	$22,795

Current Liabilities:
Short-term Borrowings and Current Portion of Long-Term Debt	$—	$1,439	$26	$120	$—	$1,585
Accounts Payable and Other Current Liabilities	8	246	—	4,089	(218)	4,125
Total Current Liabilities	8	1,685	26	4,209	(218)	5,710

Long-term Debt	—	5,895	1,019	135	—	7,049
Intercompany Payables, Net	400	—	477	995	(1,872)	—
Other Long-term Liabilities	12	76	3	1,127	—	1,218
Total Liabilities	420	7,656	1,525	6,466	(2,090)	13,977

Weatherford Shareholders’ Equity	8,786	9,056	6,430	24,804	(40,290)	8,786
Noncontrolling Interests	—	—	—	32	—	32
Total Liabilities and Shareholders’ Equity	$9,206	$16,712	$7,955	$31,302	$(42,380)	$22,795

Condensed Consolidating Statement of Operations
Year Ended December 31, 2013
(Dollars in millions)

	Weatherford Switzerland	Weatherford Bermuda	Weatherford Delaware	Other Subsidiaries	Eliminations	Consolidation
Revenues	$—	$—	$—	$15,263	$—	$15,263
Costs and Expenses	(50)	(139)	(3)	(14,548)	—	(14,740)
Operating Income (Loss)	(50)	(139)	(3)	715	—	523

Other Income (Expense):
Interest Expense, Net	—	(430)	(61)	(25)	—	(516)
Intercompany Charges, Net	(53)	49	(337)	341	—	—
Equity in Subsidiary Income	(242)	30	461	—	(249)	—
Other, Net	—	(31)	(2)	(144)	—	(177)
Income (Loss) Before Income Taxes	(345)	(521)	58	887	(249)	(170)
(Provision) Benefit for Income Taxes	—	—	145	(289)	—	(144)
Net Income (Loss)	(345)	(521)	203	598	(249)	(314)
Noncontrolling Interests	—	—	—	(31)	—	(31)
Net Income (Loss) Attributable to Weatherford	$(345)	$(521)	$203	$567	$(249)	$(345)
Comprehensive Income (Loss) Attributable to Weatherford	$(695)	$(788)	$39	$214	$535	$(695)

Condensed Consolidating Statement of Operations
Year Ended December 31, 2012
(Dollars in millions)

	Weatherford Switzerland	Weatherford Bermuda	Weatherford Delaware	Other Subsidiaries	Eliminations	Consolidation
Revenues	$—	$—	$—	$15,215	$—	$15,215
Costs and Expenses	(59)	(114)	(5)	(14,739)	—	(14,917)
Operating Income (Loss)	(59)	(114)	(5)	476	—	298

Other Income (Expense):
Interest Expense, Net	—	(401)	(69)	(16)	—	(486)
Intercompany Charges, Net	(28)	53	(233)	208	—	—
Equity in Subsidiary Income	(689)	(701)	(94)	—	1,484	—
Other, Net	(2)	(34)	—	(64)	—	(100)
Income (Loss) Before Income Taxes	(778)	(1,197)	(401)	604	1,484	(288)
(Provision) Benefit for Income Taxes	—	—	107	(569)	—	(462)
Net Income (Loss)	(778)	(1,197)	(294)	35	1,484	(750)
Noncontrolling Interests	—	—	—	(28)	—	(28)
Net Income (Loss) Attributable to Weatherford	$(778)	$(1,197)	$(294)	$7	$1,484	$(778)
Comprehensive Income (Loss) Attributable to Weatherford	$(695)	$(1,197)	$(294)	$90	$1,401	$(695)

Condensed Consolidating Statement of Operations
Year Ended December 31, 2011
(Dollars in millions)

	Weatherford Switzerland	Weatherford Bermuda	Weatherford Delaware	Other Subsidiaries	Eliminations	Consolidation
Revenues	$—	$—	$—	$12,988	$—	$12,988
Costs and Expenses	(48)	(3)	(3)	(11,627)	—	(11,681)
Operating Income (Loss)	(48)	(3)	(3)	1,361	—	1,307

Other Income (Expense):
Interest Expense, Net	—	(353)	(90)	(10)	—	(453)
Intercompany Charges, Net	(61)	16	(177)	222	—	—
Equity in Subsidiary Income	299	281	802	—	(1,382)	—
Other, Net	—	(33)	(1)	(73)	—	(107)
Income (Loss) Before Income Taxes	190	(92)	531	1,500	(1,382)	747
(Provision) Benefit for Income Taxes	(1)	—	65	(606)	—	(542)
Net Income (Loss)	189	(92)	596	894	(1,382)	205
Noncontrolling Interests	—	—	—	(16)	—	(16)
Net Income (Loss) Attributable to Weatherford	$189	$(92)	$596	$878	$(1,382)	$189
Comprehensive Income (Loss) Attributable to Weatherford	$67	$(92)	$596	756	(1,260)	67

Condensed Consolidating Statement of Cash Flows
Year Ended December 31, 2013
(Dollars in millions)

	Weatherford Switzerland	Weatherford Bermuda	Weatherford Delaware	Other Subsidiaries	Eliminations	Consolidation
Cash Flows from Operating Activities:
Net Income (Loss)	$(345)	$(521)	$203	$598	$(249)	$(314)
Adjustments to Reconcile Net Income(Loss) to Net Cash Provided (Used) by Operating Activities:
Charges from Parent or Subsidiary	53	(49)	337	(341)	—	—
Equity in (Earnings) Loss of Affiliates	242	(30)	(461)	—	249	—
Deferred Income Tax Provision (Benefit)	—	—	28	(61)	—	(33)
Other Adjustments	(48)	748	470	406	—	1,576
Net Cash Provided (Used) by Operating Activities	(98)	148	577	602	—	1,229
Cash Flows from Investing Activities:
Capital Expenditures for Property, Plant and Equipment	—	—	—	(1,575)	—	(1,575)
Acquisitions of Businesses, Net of Cash Acquired	—	—	—	(8)	—	(8)
Acquisition of Intellectual Property	—	—	—	(9)	—	(9)
Purchase of Equity Investment in Unconsolidated Affiliates	—	—	—	—	—	—
Proceeds from Sale of Assets and Businesses, Net	—	—	—	488	—	488
Capital Contribution to Subsidiary	—	(1,181)	—	—	1,181	—
Net Cash Provided (Used) by Investing Activities	—	(1,181)	—	(1,104)	1,181	(1,104)
Cash Flows from Financing Activities:
Borrowings (Repayments) Short-term Debt, Net	—	550	(4)	66	—	612
Borrowings (Repayments) Long-term Debt, Net	—	(544)	(30)	(26)	—	(600)
Borrowings (Repayments) Between Subsidiaries, Net	100	1,027	(565)	(562)	—	—
Proceeds from Capital Contributions	—	—	—	1,181	(1,181)	—
Other, Net	(2)	—	22	(26)	—	(6)
Net Cash Provided (Used) by Financing Activities	98	1,033	(577)	633	(1,181)	6
Effect of Exchange Rate Changes On Cash and Cash Equivalents	—	—	—	4	—	4
Net Increase in Cash and Cash Equivalents	—	—	—	135	—	135
Cash and Cash Equivalents at Beginning of Year	—	—	—	300	—	300
Cash and Cash Equivalents at End of Year	$—	$—	$—	$435	$—	$435

Condensed Consolidating Statement of Cash Flows
Year Ended December 31, 2012
(Dollars in millions)

	Weatherford Switzerland	Weatherford Bermuda	Weatherford Delaware	Other Subsidiaries	Eliminations	Consolidation
Cash Flows from Operating Activities:
Net Income (Loss)	$(778)	$(1,197)	$(294)	$35	$1,484	$(750)
Adjustments to Reconcile Net Income(Loss) to Net Cash Provided (Used) by Operating Activities:
Charges from Parent or Subsidiary	28	(53)	233	(208)	—	—
Equity in (Earnings) Loss of Affiliates	689	701	94	—	(1,484)	—
Deferred Income Tax Provision (Benefit)	—	—	10	(23)	—	(13)
Other Adjustments	50	35	472	1,427	—	1,984
Net Cash Provided (Used) by Operating Activities	(11)	(514)	515	1,231	—	1,221
Cash Flows from Investing Activities:
Capital Expenditures for Property, Plant and Equipment	—	—	—	(2,177)	—	(2,177)
Acquisitions of Businesses, Net of Cash Acquired	(30)	—	—	(135)	—	(165)
Acquisition of Intellectual Property	—	—	—	(17)	—	(17)
Purchase of Equity Investment in Unconsolidated Affiliates	—	—	—	(8)	—	(8)
Proceeds from Sale of Assets and Businesses, Net	—	—	—	61	—	61
Capital Contribution to Subsidiary	(30)	(85)	(118)	118	115	—
Net Cash Provided (Used) by Investing Activities	(60)	(85)	(118)	(2,158)	115	(2,306)
Cash Flows from Financing Activities:
Borrowings (Repayments) Short-term Debt, Net	—	(108)	—	95	—	(13)
Borrowings (Repayments) Long-term Debt, Net	—	1,295	(296)	4	—	1,003
Borrowings (Repayments) Between Subsidiaries, Net	71	(588)	(101)	618	—	—
Proceeds from Capital Contributions	—	—	—	115	(115)	—
Other, Net	—	—	—	22	—	22
Net Cash Provided (Used) by Financing Activities	71	599	(397)	854	(115)	1,012
Effect of Exchange Rate Changes On Cash and Cash Equivalents	—	—	—	2	—	2
Net Increase in Cash and Cash Equivalents	—	—	—	(71)	—	(71)
Cash and Cash Equivalents at Beginning of Year	—	—	—	371	—	371
Cash and Cash Equivalents at End of Year	$—	$—	$—	$300	$—	$300

Condensed Consolidating Statement of Cash Flows
Year Ended December 31, 2011
(Dollars in millions)

	Weatherford Switzerland	Weatherford Bermuda	Weatherford Delaware	Other Subsidiaries	Eliminations	Consolidation
Cash Flows from Operating Activities:
Net Income (Loss)	$189	$(92)	$596	$894	$(1,382)	$205
Adjustments to Reconcile Net Income(Loss) to Net Cash Provided (Used) by Operating Activities:
Charges from Parent or Subsidiary	61	(16)	177	(222)	—	—
Equity in (Earnings) Loss of Affiliates	(299)	(281)	(802)	—	1,382	—
Deferred Income Tax Benefit	—	—	(65)	186	—	121
Other Adjustments	3	(73)	(31)	627	—	526
Net Cash Provided (Used) by Operating Activities	(46)	(462)	(125)	1,485	—	852
Cash Flows from Investing Activities:
Capital Expenditures for Property, Plant and Equipment	—	—	—	(1,524)	—	(1,524)
Acquisitions of Businesses, Net of Cash Acquired	(4)	—	—	(140)	—	(144)
Acquisition of Intellectual Property	—	—	—	(8)	—	(8)
Purchase of Equity Investment in Unconsolidated Affiliates	—	—	—	(14)	—	(14)
Proceeds from Sale of Assets and Businesses, Net	—	—	—	31	—	31
Capital Contribution to Subsidiary	(4)	(25)	4	—	25	—
Other Investing Activities	—	—	—	(15)	—	(15)
Net Cash Provided (Used) by Investing Activities	(8)	(25)	4	(1,670)	25	(1,674)
Cash Flows from Financing Activities:
Borrowings (Repayments) Short-term Debt, Net	—	996	—	(4)	—	992
Borrowings (Repayments) Long-term Debt, Net	—	—	(18)	(176)	—	(194)
Borrowings (Repayments) Between Subsidiaries, Net	54	(623)	127	442	—	—
Proceeds from Capital Contributions	—	—	—	25	(25)	—
Other, Net	—	—	—	(21)	—	(21)
Net Cash Provided (Used) by Financing Activities	54	373	109	266	(25)	777
Effect of Exchange Rate Changes on Cash and Cash Equivalents	—	—	—	—	—	—
Net Increase in Cash and Cash Equivalents	—	(114)	(12)	81	—	(45)
Cash and Cash Equivalents at Beginning of Year	—	114	12	290	—	416
Cash and Cash Equivalents at End of Year	$—	$—	$—	$371	$—	$371

23. Quarterly Financial Data (Unaudited)

	2013 Quarters
(Dollars in millions, except per share amounts)	First	Second	Third	Fourth	Total
Revenues	$3,837	$3,868	$3,820	$3,738	$15,263
Gross Profit	831	742	784	604	2,961
Net Income (Loss) Attributable to Weatherford	22	(118)	22	(271)	(345)

Basic Earnings (Loss) Per Share (a)	0.03	(0.15)	0.03	(0.35)	(0.45)
Diluted Earnings (Loss) Per Share (a)	0.03	(0.15)	0.03	(0.35)	(0.45)

	2012 Quarters
(Dollars in millions, except per share amounts)	First	Second	Third	Fourth	Total
Revenues	$3,591	$3,747	$3,819	$4,058	$15,215
Gross Profit	891	776	852	841	3,360
Net Income (Loss) Attributable to Weatherford	123	(849)	70	(122)	(778)

Basic Earnings (Loss) Per Share	0.16	(1.11)	0.09	(0.16)	(1.02)
Diluted Earnings (Loss) Per Share	0.16	(1.11)	0.09	(0.16)	(1.02)

(a)	Per share amounts may not sum across due to rounding.

Effective February 13, 2013, the Venezuelan government devalued its currency and the official exchange rate moved from 4.30 per dollar to 6.30 per dollar for all goods and services. Included in the results for the quarter ended March 31, 2013, we recognized a charge of approximately $100 million for the remeasurement of our net monetary assets denominated in the Venezuelan bolivar at the date of the devaluation.

The results for the quarter ended June 30, 2013 include a $153 million accrual related to the U.S. government investigations.

The results for the quarter ended December 31, 2013 include our recognition of a $58 million loss upon settlement of $127 million in outstanding receivables due from PDVSA.

Included in the results for the quarters ended September 30, 2013 and December 31, 2013, were estimated project losses of $85 million and $148 million, respectively, related to our long-term early production facility construction contracts in Iraq accounted for under the percentage of completion method. Total estimated losses on these projects were $307 million at December 31, 2013. As of December 31, 2013, our percentage of completion project estimates include $36 million of claims revenue.

Included in the results for the quarter ended June 30, 2012, are goodwill and equity method impairment losses of $589 million and $204 million, respectively, a charge for excess and obsolete inventory of $64 million, and a $28 million gain on the sale of our subsea controls business.

The results for the quarter ended September 30, 2012 include a charge of $30 million to adjust the carrying value of our guar inventory, a component of certain drilling fluids, to the lower of cost or market.

Included in the results for the quarter ended December 31, 2012 is $63 million in revenue recognized upon the revision of project estimates on our projects in Mexico. Also included in the results for the quarter ended December 31, 2012 are adjustments to correct errors in years prior to 2012 that reduce gross profit by $27 million and increase “Net Loss Attributable to Weatherford” for the quarter by $31 million. The impact of these errors, the most significant of which related to the elimination of intercompany profit in inventory, is not material to any individual prior interim or annual period.

Item 9. Changes in and Disagreement with Accountants on Accounting and Financial Disclosure

As disclosed in the Company's current report on Form 8-K filed with the Securities and Exchange Commission on March 11, 2013, the Company changed its independent registered public accountants effective March 7, 2013.

Item 9A. Controls and Procedures

Disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) (the “Exchange Act”), are designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. This information is collected and communicated to management, including our Chief Executive Officer (“CEO”) and the Chief Financial Officer (“CFO”), as appropriate, to allow timely decisions regarding required disclosures. Our management, under the supervision of and with the participation of our CEO and CFO, evaluated the effectiveness of the design and operation of our disclosure controls and procedures at December 31, 2013. Based on that evaluation, our CEO and CFO concluded that our disclosure controls and procedures were effective as of December 31, 2013.

Remediation of Income Tax Material Weakness

During the year ended December 31, 2013 we completed our plan to remediate a material weakness in our internal controls over accounting for income taxes. As of December 31, 2013, management assessed and concluded that the internal controls over accounting for income taxes were effective. Therefore, the previously reported material weakness related to accounting for income taxes has been remediated as of December 31, 2013.

During 2013, we completed the following actions related to our remediation plan:

•	Hired highly qualified tax professionals and reduced our reliance on consultants;

•	Prepared tax basis balance sheets where we reconciled our deferred tax asset and liability accounts;

•	Performed reconciliations of our taxes payable and receivable accounts;

•	Analyzed and assessed the need for uncertain tax positions in all jurisdictions; and

•	Conducted world-wide on-sight training that included a broad range of income tax accounting topics where both tax and accounting personnel attended.

We will continue to focus on maintaining the system of internal controls that was developed and implemented over the last three years and make enhancements when and where necessary. Additionally we will continue to train our tax and accounting professionals on our tax processes as required.

Management’s Report on Internal Controls Over Financial Reporting

Management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting as such term is defined in Rules 13a-15(f) of the Exchange Act. The Company’s internal controls are designed to provide reasonable, but not absolute, assurance as to the reliability of its financial reporting and the preparation of financial statements for external purposes in accordance with U.S. GAAP.

Our management, including our CEO and CFO, does not expect that our internal controls over financial reporting will prevent all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the benefits of controls must be considered relative to their costs. Because of the inherent limitations in a system of internal control over financial reporting, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. The design of any control system is also based, in part, upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2013 using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control - An Integrated Framework (September 1992). As a result of this assessment management concluded that as of December 31, 2013, our internal control over financial reporting was effective based on these criteria.

KPMG LLP has issued an attestation report dated February 25, 2014, on our internal control over financial reporting, which is contained in this Annual Report.

Evaluation of disclosure controls and procedures

At the end of the period covered by this Annual Report on Form 10-K, we carried out an evaluation, under the supervision of and with the participation of management, including the CEO and the CFO, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based upon that evaluation, our CEO and CFO have concluded our disclosure controls and procedures were effective, as of December 31, 2013, to provide reasonable assurance that information required to be disclosed in the reports we file and submit under the Exchange Act is recorded, processed, summarized and reported within the time period specified in the SEC’s rules and forms.

Changes in internal controls

Our management, identified no change in our internal control over financial reporting that occurred during the fourth quarter ended December 31, 2013, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting other than the remediation of the material weakness in our internal controls over the accounting for income taxes.

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Pursuant to General Instructions G(3), information on directors and executive officers of the Registrant and corporate governance matters is incorporated by reference from our Proxy Statement for the 2014 Annual General Meeting of Shareholders.

The Company has adopted a code of ethics entitled “Code of Business Conduct,” which applies to all our employees, officers and directors and our board of directors has also adopted a separate “Supplemental Code of Business Conduct” for our senior officers. Copies of these codes can also be found at www.weatherford.com.

We intend to satisfy the requirement under Item 5.05 of Form 8-K to disclose any amendments to our Code of Business Conduct and any waiver from any provision of our Code of Business Conduct by posting such information on our web site at www.weatherford.com.

Item 11. Executive Compensation

Pursuant to General Instructions G(3), information on executive compensation is incorporated by reference from our Proxy Statement for the 2014 Annual General Meeting of Shareholders.

Item 12. Security Ownership of Certain Beneficial Owners and Related Stockholder Matters

Pursuant to General Instructions G(3), information on security ownership of certain beneficial owners is incorporated by reference from our Proxy Statement for the 2014 Annual General Meeting of Shareholders.

Item 12(b). Security Ownership of Management

Pursuant to General Instructions G(3), information on security ownership of management is incorporated by reference from our Proxy Statement for the 2014 Annual General Meeting of Shareholders.

Item 12(c). Changes in Control

Not applicable.

Item 12(d). Securities Authorized for Issuance under Equity Compensation Plans

The following table provides information as of December 31, 2013, about the number of shares to be issued upon vesting or exercise of equity awards as well as the number of shares remaining available for issuance under our equity compensation plans.

Plan Category (Shares in thousands, except share prices)	Numbers of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Available for Future Issuance Under Equity Compensation Plans (a)
Equity compensation plans approved by shareholders (b)	7,404	$15.39	16,665
Equity compensation plans not approved by shareholders (c)	7,035	7.64	—
Total	14,439	$11.61	16,665

(a)	Excluding shares reflected in the first column of this table.

(b)	Includes our Omnibus Plan, which was approved by our shareholders in May 2006, and our 2010 Omnibus Plan, which was approved by our shareholders in June 2010.

(c)
Includes the following compensation plans that were not approved by our shareholders: our 1998 Employee Stock Option Plan; our Non-Employee Director Deferred Compensation Plan; our Foreign Executive Deferred Compensation Stock Ownership Plan; and our 2003 Restricted Share Plan. No awards have been issued under these plans since May 2006 when our Omnibus Plan was approved. The unapproved plans and other individual compensation arrangements that were not approved by our shareholders are described below:

Our 1998 Employee Stock Option Plan (“1998 Plan”) provides for the grant of nonqualified options to purchase our shares to employees or employees of our affiliates, as determined by the Compensation Committee of our Board of Directors. The price at which shares may be purchased is based on the market price of the shares and cannot be less than the aggregate par value of the shares on the date the option was granted. Unless otherwise provided in an option agreement, no option may be exercised after one day less than 10 years from the date of vesting. All options under this plan are vested. Subsequent to the shareholder approval of our Omnibus Plan in May 2006, awards are no longer granted under the 1998 Plan.

In 2003, our Board of Directors approved a restricted share plan that allows for the grant of our shares to our key employees and directors (“2003 Restricted Share Plan”). Restricted shares are subject to forfeiture restrictions that generally lapse after a specified period from the date of grant and are subject to earlier vesting in the event of death, retirement or a change in control. All shares under this plan are vested. Subsequent to the shareholder approval of our Omnibus Plan in May 2006, awards are no longer made under this plan.

Item 13. Certain Relationships and Related Transactions, and Director Independence

Pursuant to General Instruction G(3), information on certain relationships and related transactions and director independence is incorporated by reference from our Proxy Statement for the 2014 Annual General Meeting of Shareholders.

Item 14. Principal Accounting Fees and Services

Pursuant to General Instruction G(3), information on principal accounting fees and services is incorporated by reference from our Proxy Statement for the 2014 Annual General Meeting of Shareholders.

PART IV
Item 15. Exhibits, Financial Statement Schedules

(a)	The following documents are filed as part of this report or incorporated by reference:

1.	The consolidated financial statements of the Company listed on page 39 of this report.

2.	The financial statement schedule on page 94 of this report.

3.	The exhibits of the Company listed below under Item 15(b); all exhibits are incorporated herein by reference to a prior filing as indicated, unless designated by a dagger (†) or double dagger (††).

(b)     Exhibits:

Exhibit Number	Description	Original Filed Exhibit	File Number
3.1	Organizational Regulations of Weatherford International Ltd. dated February 25, 2009	Exhibit 3.2 to the Company's Current Report on Form 8-K filed February 26, 2009	File No. 1-34258
3.2	Articles of Association of Weatherford International Ltd. dated June 30, 2013	Exhibit 3.1 to the Company's Current Report on Form 8-K filed June 20, 2013	File No. 1-34258
4.1	Indenture, dated October 1, 2003, among Weatherford Bermuda, Weatherford Delaware, and Deutsche Bank Trust Company Americas	Exhibit 4.1 to the Company's Current Report on Form 8-K filed October 2, 2003	File No. 1-31339
4.2	First Supplemental Indenture, dated March 25, 2008, among Weatherford Bermuda, Weatherford Delaware and Deutsche Bank Trust Company Americas	Exhibit 4.1 to the Company's Current Report on Form 8-K filed March 25, 2008	File No. 1-31339
4.3	Second Supplemental Indenture, dated as of January 8, 2009, among Weatherford Bermuda Weatherford Delaware, and Deutsche Bank Trust Company Americas	Exhibit 4.1 to the Company's Current Report on Form 8-K filed January 8, 2009	File No. 1-31339
4.4	Third Supplemental Indenture, dated as of February 26, 2009, among Weatherford Bermuda, Weatherford Delaware, Weatherford Switzerland and Deutsche Bank Trust Company Americas	Exhibit 4.2 to the Company's Current Report on Form 8-K filed February 26, 2009	File No. 1-34258
4.5	Fourth Supplemental Indenture, dated as of September 23, 2010, among Weatherford Delaware, Weatherford Bermuda, Weatherford Switzerland, and Deutsche Bank Trust Company Americas	Exhibit 4.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2010 filed November 2, 2010	File No. 1-34258
4.6	Fifth Supplemental Indenture, dated as of April 4, 2012, among Weatherford Delaware, Weatherford Bermuda, Weatherford Switzerland, and Deutsche Bank Trust Company Americas	Exhibit 4.1 to the Company's Current Report on Form 8-K filed April 4, 2012	File No. 1-34258
4.7	Sixth Supplemental Indenture, dated as of August 14, 2012, among Weatherford Delaware, Weatherford Bermuda, Weatherford Switzerland, and Deutsche Bank Trust Company Americas	Exhibit 4.1 to the Company's Current Report on Form 8-K filed August 14, 2012	File No. 1-34258

Exhibit Number	Description	Original Filed Exhibit	File Number
4.8	Seventh Supplemental Indenture, dated as of March 31, 2013, among Weatherford Delaware, Weatherford Bermuda, Weatherford Switzerland, and Deutsche Bank Trust Company Americas	Exhibit 4.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2013 filed May 3, 2013	File No. 1-34258
4.9	Indenture, dated June 18, 2007, among Weatherford Delaware, Weatherford Bermuda and Deutsche Bank Trust Company Americas	Exhibit 4.1 to the Company's Current Report on Form 8-K filed on June 18, 2007	File No. 1-31339
4.10	First Supplemental Indenture, dated June 18, 2007, among Weatherford Delaware, Weatherford Bermuda, and Deutsche Bank Trust Company Americas (including forms of notes)	Exhibit 4.2 to the Company's Current Report on Form 8-K filed on June 18, 2007	File No. 1-31339
4.11	Second Supplemental Indenture, dated as of February 26, 2009, among Weatherford Delaware, Weatherford Bermuda, Weatherford Switzerland, and Deutsche Bank Trust Company Americas	Exhibit 4.3 to the Company's Current Report on Form 8-K filed February 26, 2009	File No. 1-31339
4.12	Third Supplemental Indenture, dated as of August 14, 2012, among Weatherford Delaware, Weatherford Bermuda, Weatherford Switzerland and Deutsche Bank Trust Company Americas	Exhibit 4.2 to the Company's Current Report on Form 8-K filed August 14, 2012	File No. 1-34258
4.13
Fourth Supplemental Indenture, dated as of March 31, 2013, among Weatherford Delaware, Weatherford Bermuda, Weatherford Switzerland, and Deutsche Bank Trust Company Americas to the indenture dated as of June 18, 2007
		Exhibit 4.2 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2013 filed May 3, 2013	File No. 1-34258
4.14	Officers’ Certificate, dated February 17, 2006, establishing the series of 5.50% Senior Notes due 2016	Exhibit 4.2 to the Company's Current Report on Form 8-K filed February 17, 2006	File No. 1-31339
4.15	Officer’s Certificate, dated August 7, 2006, establishing the series of 6.50% Senior Notes due 2036	Exhibit 4.1 to the Company's Current Report on Form 8-K filed August 7, 2006	File No. 1-31339
4.16	Form of $350,000,000 global note for 5.50% Senior Notes due 2016	Exhibit 4.1 to the Company's Current Report on Form 8-K filed February 17, 2006	File No. 1-31339
4.17	Form of $500,000,000 global note for 6.50% Senior Notes due 2036	Exhibit 4.2 to the Company's Current Report on Form 8-K filed August 7, 2006	File No. 1-31339
4.18	Form of $100,000,000 global note for 6.50% Senior Notes due 2036	Exhibit 4.3 to the Company's Current Report on Form 8-K filed August 7, 2006	File No. 1-31339
4.19	Form of Global Note for 6.35% Senior Notes due 2017	Exhibit 4.16 to the Company's Registration Statement on Form S-4 filed November 8, 2007	Reg. No. 333-146695

Exhibit Number	Description	Original Filed Exhibit	File Number
4.20	Form of global note for 6.80% Senior Notes due 2037	Exhibit 4.17 to the Company's Registration Statement on Form S-4 filed November 8, 2007	Reg. No. 333-146695
4.21	Form of global note for 6.00% Senior Notes due 2018	Exhibit 4.3 to the Company's Current Report on Form 8-K filed March 25, 2008	File No. 1-31339
4.22	Form of global note for 7.00% Senior Notes due 2038	Exhibit 4.4 to the Company's Current Report on Form 8-K filed March 25, 2008	File No. 1-31339
4.23	Form of global note for 9.625% Senior Notes due 2019	Exhibit 4.2 to the Company's Current Report on Form 8-K filed January 8, 2009	File No. 1-31339
4.24	Form of global note for 9.875% Senior Notes due 2039	Exhibit 4.1 to the Company's Current Report on Form 8-K filed January 8, 2009	File No. 1-31339
4.25	Form of global note for 5.125% Senior Notes due 2020	Exhibit 4.3 to the Company's Current Report on Form 8-K filed September 22, 2010	File No. 1-34258
4.26	Form of global note for 6.750% Senior Notes due 2040	Exhibit 4.4 to the Company's Current Report on Form 8-K filed September 22, 2010	File No. 1-34258
4.27	Form of global note for 4.50% Senior Notes due 2022	Exhibit 4.2 to the Company's Current Report on Form 8-K filed April 4, 2012	File No. 1-34258
4.28	Form of global note for 5.95% Senior Notes due 2042	Exhibit 4.3 to the Company's Current Report on Form 8-K filed April 4, 2012	File No. 1-34258
4.29	Form of guarantee notation	Exhibit 4.5 to the Company's Current Report on Form 8-K filed September 22, 2010	File No. 1-34258
4.30	Form of guarantee notation	Exhibit 4.4 to the Company's Current Report on Form 8-K filed April 4, 2012	File No. 1-34258
4.31	Registration Rights Agreement among Weatherford International Ltd. and certain shareholders dated May 17, 2012	Exhibit 4.1 to the Company's Current Report on Form 8-K filed May 17, 2012	File No. 1-34258

Exhibit Number	Description	Original Filed Exhibit	File Number
*10.1	Weatherford International Ltd. Nonqualified Executive Retirement Plan, amended and restated effective December 31, 2008	Exhibit 10.8 to the Company's Current Report on Form 8-K filed December 31, 2008	File No. 1-31339
*10.2	Trust under Weatherford International Ltd. Nonqualified Executive Retirement Plan, dated March 23, 2004	Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2004 filed May 6, 2004	File No. 1-31339
*10.3	Weatherford International Ltd. Non-Employee Director Retirement Plan, as amended and restated effective December 31, 2008	Exhibit 10.6 to the Company's Current Report on Form 8-K filed December 31, 2008	File No. 1-31339
*10.4	Weatherford International Ltd. Supplemental Executive Retirement Plan, effective January 1, 2010	Exhibit 10.2 to the Company's Current Report on Form 8-K filed December 31, 2009	File No. 1-34258
*10.5	First amendment to the Weatherford International Ltd. Supplemental Executive Retirement Plan, effective March 31, 2010	Exhibit 10.1 to the Company's Current report on Form 8-K filed March 23, 2010	File No. 1-34258
*10.6	Second amendment to the Weatherford International Ltd. Supplemental Executive Retirement Plan, effective April 8, 2010	Exhibit 10.1 to the Company's Current Report on Form 8-K filed April 9, 2010	File No. 1-34258
*10.7	Weatherford International, Inc. 1998 Employee Stock Option Plan, as amended, including form of agreement for officers	Exhibit 10.18 to the Company's Annual Report on Form 10-K for the year ended December 31, 2003 filed March 10, 2004	File No. 1-13086
*10.8	General Amendment of Employee Stock Option Programs of Weatherford International, Inc., dated May 9, 2003	Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2003 filed August 14, 2003	File No. 1-31339
*10.9	Form of Stock Option Agreement for Non-employee Directors dated July 5, 2000	Exhibit 4.16 to the Registration Statement on Form S-8 filed October 20, 2000	Reg. No. 333-48322
*10.10	Form of Stock Option Agreement for Non-employee Directors dated September 26, 2001	Exhibit 4.19 to the Registration Statement on Form S-8 filed January 30, 2002	Reg. No. 333-81678
*10.11	General Amendment of Director's Stock Option Plans and Agreements dated May 9, 2003	Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2003 filed August 14, 2003	File No. 1-31339

Exhibit Number	Description	Original Filed Exhibit	File Number
*10.12
Assumption and General Amendment of Directors' Stock Option and Benefit Programs and General Amendment of Employee Stock Option and Benefit Programs of Weatherford International, Inc., dated June 26, 2002
		Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2002 filed August 14, 2002	File No. 1-31339
*10.13	Weatherford International Ltd. 2006 Omnibus Incentive Plan, as amended December 31, 2008	Exhibit 10.10 to the Company's Current Report on Form 8-K filed December 31, 2008	File No. 1-31339
*10.14	Form of Restricted Share Award Agreement for Officers pursuant to Weatherford International Ltd. 2006 Omnibus Incentive filed February 23, 2007	Exhibit 10.48 to the Company's Annual Report on Form 10-K for the year ended December 31, 2006	File No. 1-31339
*10.15	Form of Restricted Share Unit Award Agreement for Officers pursuant to Weatherford International Ltd. 2006 Omnibus Incentive Plan	Exhibit 10.45 to the Company's Annual Report on Form 10-K for the year ended December 31, 2006 filed February 23, 2007	File No. 1-31339
*10.16	Form of Stock Option Agreement for Officers pursuant to Weatherford International Ltd. 2006 Omnibus Incentive Plan	Exhibit 10.46 to the Company's Annual Report on Form 10-K for the year ended December 31, 2006 filed February 23, 2007	File No. 1-31339
*10.17	Form of Restricted Share Award Agreement for Non-employee Directors pursuant to Weatherford International Ltd. 2006 Omnibus Incentive Plan.	Exhibit 10.47 to the Company's Annual Report on Form 10-K for the year ended December 31, 2006 filed February 23, 2007	File No. 1-31339
*10.18	Form of Stock Option Award Agreement for Non-Employee Directors pursuant to Weatherford International Ltd. 2006 Omnibus Plan	Exhibit 10.49 to the Company's Annual Report on Form 10-K for the year ended December 31, 2006 filed February 23, 2007	File No. 1-31339
*10.19	Amendment to Weatherford International Ltd. Stock Option Agreements for Non-Employee Directors	Exhibit 10.12 to the Company's Current Report on Form 8-K filed December 31, 2008	File No. 1-31339
*10.20	Form of Restricted Share Award Agreement for use under the Weatherford International Ltd. 2006 Omnibus Incentive Plan	Exhibit 10.4 to the Company's Current Report on Form 8-K filed February 22, 2011	File No. 1-34258
*10.21	Executive Deferred Compensation Stock Ownership Trust effective April 1, 2000	Exhibit 10.4 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2000 filed May 15, 2000	File No. 1-13086
*10.22	Weatherford International, Inc. Executive Deferred Compensation Stock Ownership Plan, as amended and restated effective December 31, 2008	Exhibit 10.3 to the Company's Current Report on Form 8-K filed December 31, 2008	File No. 1-31339

Exhibit Number	Description	Original Filed Exhibit	File Number
*10.23	Weatherford International, Inc. Foreign Executive Deferred Compensation Stock Plan, as amended and restated effective December 31, 2008	Exhibit 10.4 to the Company's Current Report on Form 8-K filed December 31, 2008	File No. 1-31339
*10.24	Weatherford International Ltd. Deferred Compensation Plan for Non-Employee Directors, as amended and restated effective December 31, 2008	Exhibit 10.5 to the Company's Current Report on Form 8-K filed December 31, 2008	File No. 1-31339
*10.25	Weatherford International Ltd. 2010 Omnibus Incentive Plan.	Annex C of the Company's Definitive Proxy Statement filed May 13, 2010	File No. 1-34258
*10.26	Form of Restricted Share Unit Award Agreement pursuant to the Weatherford International Ltd. 2010 Omnibus Incentive Plan	Exhibit 10.2 to the Company's Current Report on Form 8-K filed February 22, 2011	File No. 1-34258
*10.27	Forms of Annex (Relative TSR and Absolute TSR) to Performance Unit Award Agreements for use under the Weatherford International Ltd. 2010 Omnibus Incentive Plan.	Exhibit 10.1 to the Company's Current Report on Form 8-K filed February 22, 2012	File No. 1-34258
*10.28	Form of addendum for use with certain equity grants under the Weatherford International Ltd. 2010 Omnibus Incentive Plan.	Exhibit 10.3 to the Company's Current Report on Form 8-K filed February 22, 2012	File No. 1-34258
*10.29	Form of Restricted Share Unit Award Agreement - U.K. pursuant to the Weatherford International Ltd. 2010 Omnibus Incentive Plan	Exhibit 10.3 to the Company's Current Report on Form 8-K filed February 22, 2011	File No. 1-34258
*10.30	Form of Performance Unit Award Agreement pursuant to Weatherford International Ltd. 2010 Omnibus Incentive Plan	Exhibit 10.1 to the Company's Current Report on Form 8-K filed February 22, 2011	File No. 1-34258
*10.31	Weatherford International Ltd. Executive Non-Equity Incentive Compensation Plan	Exhibit 10.5 to the Company's Current Report on Form 8-K filed February 22, 2011	File No. 1-34258
*10.32	Form of Indemnification Agreement of Weatherford International Ltd. for use with directors and executive officers	Exhibit 10.6 to the Company's Current Report on Form 8-K filed February 26, 2009	File No. 1-34258
*10.33
Form of Amended and Restated Employment Agreement for executive officers, entered into by the following persons: Bernard J. Duroc-Danner (April 10, 2010), Peter T. Fontana (April 19, 2010), William B. Jacobson (April 9, 2010), John H. Briscoe (March 23, 2011), Dharmesh Mehta (November 11, 2011), and Nicholas W. Gee (March 20, 2012)
		Exhibit 10.1 to the Company's Current Report on Form 8-K filed April 13, 2010	File No. 1-34258
*10.34	Employment Agreement, dated as of March 30, 2009, between Weatherford International Ltd. and William B. Jacobson	Exhibit 10.4 to the Company's Current Report on Form 8-K filed June 9, 2009	File No. 1-34258

Exhibit Number	Description	Original Filed Exhibit	File Number
*10.35	Employment Agreement, dated as of March 30, 2009, between Weatherford International, Inc. and William B. Jacobson	Exhibit 10.5 to the Company's Current Report on Form 8-K filed June 9, 2009	File No. 1-34258
*10.36	Indemnification Agreement, dated as of March 30, 2009, between Weatherford International Ltd. and William B. Jacobson	Exhibit 10.6 to the Company's Current Report on Form 8-K filed June 9, 2009	File No. 1-34258
*10.37	Executive Employment Agreement, dated June 20, 2013, between Weatherford International Ltd. and Douglas M. Mills	Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2013 filed July 31, 2013	File No. 1-34258
*10.38	Executive Employment Agreement, dated November 4, 2013, between Weatherford International Ltd. and Krishna Shivram	Exhibit 10.1 to the Company's Current Report on Form 8-K filed November 4, 2013	File No. 1-34258
*10.39	Form of Restricted Share Award Agreement, dated November 6, 2013, between Weatherford International Ltd. and Krishna Shivram	Exhibit 10.3 to the Company's Current Report on Form 8-K filed November 4, 2013	File No. 1-34258
*†10.40	Separation Agreement between Weatherford International Ltd. and Peter Fontana dated November 4, 2013
*†10.41	Separation Agreement between Weatherford International Ltd. and John Briscoe dated September 11, 2013
*10.42	Executive Compensation Clawback Policy, dated February 15, 2012	Exhibit 10.2 to the Company's Current Report on Form 8-K filed February 22, 2012	File No. 1-34258
10.43
Credit Agreement, dated as of October 15, 2010, among Weatherford Bermuda, Weatherford Switzerland, other Borrowers party thereto, Wells Fargo Bank, National Association, as a swingline lender, JPMorgan Chase Bank, N.A., as administrative agent and a swingline lender and the other parties thereto
		Exhibit 10.1 to the Company's Current Report on Form 8-K filed October 19, 2010	File No. 1-34258
10.44	Guaranty Agreement, dated October 15, 2010, among Weatherford Switzerland, Weatherford Delaware and JP Morgan Chase Bank, N.A. as administrative agent	Exhibit 10.3 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2010 filed November 2, 2010	File No. 1-34258
10.45
Amendment No. 1, dated July 13, 2011, to Credit Agreement with Weatherford Bermuda, Weatherford Switzerland, Weatherford Delaware, Weatherford Liquidity Management Hungary Limited Liability Company, Weatherford Capital Management Services Limited Liability Company, the lenders and issuing banks party thereto and JPMorgan Chase Bank, N.A., as administrative agent
		Exhibit 10.1 to the Company's Current Report on Form 8-K filed July 13, 2011	File No. 1-34258

Exhibit Number	Description	Original Filed Exhibit	File Number
10.46
Amendment No. 2 and Limited Waiver, dated August 6, 2012, to Credit Agreement with Weatherford Bermuda, Weatherford Switzerland, Weatherford Delaware, Weatherford Liquidity Management Hungary Limited Liability Company, Weatherford Capital Management Services Limited Liability Company, the lenders thereto and JPMorgan Chase Bank, N.A., as administrative agent.
		Exhibit 10.1 to the Company's Current Report on Form 8-K filed August 6, 2012	File No. 1-34258
10.47	364-Day Term Loan Agreement dated as of May 1, 2013 among Weatherford Bermuda, as borrower, Weatherford Switzerland, the lenders party thereto and JPMorgan Chase Bank, N. A. as administrative agent	Exhibit 10.1 of the Company's Current Report on Form 8-K filed May 2, 2013	File No. 1-34258
†12.1	Ratio of Earnings to Fixed Charges
†21.1	Subsidiaries of Weatherford International Ltd.
†23.1	Consent of KPMG LLP
†23.2	Consent of Ernst & Young LLP
†31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
†31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
††32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
††32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
**101
The following materials from Weatherford International Ltd.'s Annual Report on Form 10-K for the year ended December 31, 2013, formatted in XBRL (eXtensible Business Reporting Language): (1) the Consolidated Balance Sheets, (2) the Consolidated Statements of Operations, (3) the Consolidated Statements of Comprehensive Income (Loss), (4) the Consolidated Statements of Shareholders' Equity, (5) the Consolidated Statements of Cash Flows, and (6) the related notes to the Consolidated Financial Statements.

* Management contract or compensatory plan or arrangement.
** Submitted pursuant to Rule 405 and 406T of Regulation S-T.
† Filed herewith.
†† Furnished herewith.

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

SCHEDULE II

WEATHERFORD INTERNATIONAL LTD. AND SUBSIDIARIES
VALUATION AND QUALIFYING ACCOUNTS AND ALLOWANCES
FOR THE THREE YEARS ENDED DECEMBER 31, 2013

(Dollars in millions)	Balance at Beginning of Period	Expense	(Recovery) and Additions	Other Reductions	Balance at End of Period
Year Ended December 31, 2013:
Allowance for uncollectible accounts receivable	$84	$102	$(12)	$(60)	$114
Valuation allowance on deferred tax assets	317	264	—	(10)	571

Year Ended December 31, 2012:
Allowance for uncollectible accounts receivable	91	22	(8)	(21)	84
Valuation allowance on deferred tax assets	201	108	8	—	317

Year Ended December 31, 2011:
Allowance for uncollectible accounts receivable	59	52	(1)	(19)	91
Valuation allowance on deferred tax assets	173	42	—	(14)	201

All other schedules are omitted because they are not required or because the information is included in the financial statements or the related notes.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, on February 25, 2014.

WEATHERFORD INTERNATIONAL LTD.

/s/Bernard J Duroc-Danner
Bernard J. Duroc-Danner
President, Chief Executive Officer,
Chairman of the Board and Director
(Principal Executive Officer)
Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signatures	Title	Date

/s/Bernard J. Duroc-Danner	President, Chief Executive Officer,	February 25, 2014
Bernard J. Duroc-Danner	Chairman of the Board and Director
(Principal Executive Officer)

/s/Krishna Shivram	Executive Vice President and	February 25, 2014
Krishna Shivram	Chief Financial Officer
(Principal Financial Officer)

/s/Doug M. Mills	Vice President and	February 25, 2014
Doug M. Mills	Chief Accounting Officer
(Principal Accounting Officer)

/s/David J. Butters	Director	February 25, 2014
David J. Butters

/s/John D. Gass	Director	February 25, 2014
John D. Gass

/s/Francis S. Kalman	Director	February 25, 2014
Francis S. Kalman

/s/William E. Macaulay	Director	February 25, 2014
William E. Macaulay

/s/Robert K. Moses, Jr.	Director	February 25, 2014
Robert K. Moses, Jr.

/s/Guillermo Ortiz	Director	February 25, 2014
Guillermo Ortiz

/s/Emyr Jones Parry	Director	February 25, 2014
Emyr Jones Parry

/s/Robert A. Rayne	Director	February 25, 2014
Robert A. Rayne