Form 10-K/A
period 2013-12-31
Weatherford International Ltd./Switzerland
filed 2014-04-16
CIK 1453090

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

(Mark One)	Form 10-K/A (Amendment No. 1)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2013
or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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
As of April 4, 2014, there were 772,618,358 shares of Weatherford registered shares, 1.16 Swiss francs par value per share, outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
None.

Weatherford International Ltd.
Form 10-K/A for the Year Ended December 31, 2013

EXPLANATORY NOTE

The purpose of this Amendment No. 1 (this “Amendment”) to our Annual Report on Form 10-K for the year ended December 31, 2013, which was filed with the Securities and Exchange Commission (the “SEC”) on February 25, 2014 (the “Original Filing”) is to provide the information required by Items 10, 11, 12, 13 and 14 of Part III of Form 10-K, as a definitive proxy statement containing such information will not be filed within 120 days after the end of the fiscal year covered by the Original Filing. This Amendment amends and restates in its entirety Items 10, 11, 12, 13, and 14 of Part III of the Original Filing. This Amendment does not reflect events occurring after the date of the Original Filing or modify or update any of the other disclosures contained therein in any way other than as required to reflect the amendments described above. The reference on the cover of the Original Filing to the incorporation by reference of our definitive proxy statement for the 2014 annual general meeting of shareholders has been deleted. In addition, in connection with the filing of this Amendment and pursuant to the rules of the SEC, we are including with this Amendment certain currently dated certifications. Accordingly, Item 15 of Part IV has also been amended to reflect the filing of these currently dated certifications.

Part III

Item 10.	Directors, Executive Officers and Corporate Governance

Board of Directors

The board of directors (“Board”) of Weatherford International Ltd. (the “Company”) currently consists of nine members, as set forth in the table below, each of whom was elected by our shareholders for a term of one year until the next annual shareholder meeting. Our Articles of Association do not limit the number of terms a member may be re-elected to the Board. All of our directors are independent under the rules of the New York Stock Exchange (the “NYSE”), other than Bernard J. Duroc-Danner, who is an employee.

Name	Age	Position
Bernard J. Duroc-Danner	60	Chairman of the Board, President and Chief Executive Officer
Robert A. Rayne	65	Independent Vice-Chairman of the Board and Presiding Director
David J. Butters	73	Independent Non-Employee Director
John D. Gass	62	Independent Non-Employee Director
Francis S. Kalman	66	Independent Non-Employee Director
William E. Macaulay	68	Independent Non-Employee Director
Robert K. Moses, Jr.	74	Independent Non-Employee Director
Guillermo Ortiz	65	Independent Non-Employee Director
Emyr Jones Parry	66	Independent Non-Employee Director

Director Biographies

Bernard J. Duroc-Danner

Age: 60
Director since: 1988
Committees: None
Other Public Company Boards: LMS Capital plc

Dr. Duroc-Danner joined EVI, Inc., Weatherford’s predecessor company, at its inception in May 1987 and was directly responsible for the growth of EVI, Inc.’s oilfield service and equipment business. He has directed the growth of the Company since that time. He was elected EVI’s President and Chief Executive Officer in 1990. Subsequent to the merger of EVI, Inc. with Weatherford Enterra, Inc. on May 27, 1998, Dr. Duroc-Danner was elected as our Chairman of the Board. Dr. Duroc-Danner’s family has been in the oil business for two generations. He holds an M.B.A. and a Ph.D. in Economics from Wharton (University of Pennsylvania). Prior to the start-up of EVI, Dr. Duroc-Danner held positions at Arthur D. Little Inc. and Mobil Oil Inc. Dr. Duroc-Danner has been a director of LMS Capital plc, an investment company listed on the London Stock Exchange, since 2006. Dr. Duroc-Danner also serves on the National Petroleum Council and is a member of the Society of Petroleum Engineers. Dr. Duroc-Danner was the recipient of Ernst & Young’s 2008 Entrepreneur of the Year in the Energy, Chemicals and Mining category.

During the past five years, Dr. Duroc-Danner also was a director of Helix Energy Solutions Group, Inc.

Specific qualifications and experience of particular relevance to our Company

Dr. Duroc-Danner is a valued member of the Board because of his educational background, depth of knowledge of the oilfield service industry, domestically and internationally, and his 27 years of experience in successfully leading and expanding the Company’s business. As President and Chief Executive Officer, Dr. Duroc-Danner serves as an important link between senior management and the Board, and he brings to the Board an invaluable perspective in strategic planning for the future growth of the Company.

David J. Butters

Age: 73
Director since: 1984
Committees: Audit; Corporate Governance & Nominating (Chairman)
Other Public Company Boards: GulfMark Offshore, Inc. (Chairman)

Mr. Butters has been Chairman, President and Chief Executive Officer of Navigator Holdings, Ltd., an international shipping company the principal business of which is the transport of liquefied petroleum gas, since September 2008 and has been Chairman and President of Navigator Holdings since August 2006. From 1969 to September 2008, Mr. Butters was a Managing Director of Lehman Brothers Inc., an investment banking company. In addition to serving as Chairman of the Board of GulfMark Offshore, Inc., Mr. Butters is also Chairman of the Board of Directors of ACOL Tankers Ltd., a privately held oil tanker company. Mr. Butters holds a B.S. from Boston College and an M.B.A. from Columbia University Business School.

Specific qualifications and experience of particular relevance to our Company

Mr. Butters’ extensive career experience in investment banking is an asset to the Audit Committee in carrying out its duties. In addition, his chief executive officer experience and his depth of knowledge of the Company’s business as a result of his 29-year directorship on our Board provide us with a valuable perspective in making strategic decisions and planning for our future.

John D. Gass

Age: 62
Director since: 2013
Committees: Compensation; Health, Safety and Environment
Other Public Company Boards: Southwestern Energy Company, Suncor Energy Inc.

Mr. Gass is a retired Vice President of Chevron Corporation and President of Chevron Gas and Midstream, a position he held from 2003 until his retirement in 2012. Mr. Gass joined Chevron in 1974 and over the next 38 years held positions of increasing responsibility both domestically and abroad, in engineering, operations and executive management.

Mr. Gass has been a director of Southwestern Energy Company since November 2012. He became a director of Suncor Energy Inc. in February 2014. Mr. Gass received a bachelor’s degree in civil engineering from Vanderbilt University and a master’s degree in civil engineering from Tulane University. He serves on the Board of Visitors for the Vanderbilt School of Engineering and is on the advisory board for the Vanderbilt Eye Institute. He is a member of the American Society of Civil Engineers and the Society of Petroleum Engineers.

Specific qualifications and experience of particular relevance to our Company

Mr. Gass has 38 years of experience in the international exploration and production industry, including executive leadership experience, which is a valuable asset to our Board in its strategic planning and decision-making processes.

Francis S. Kalman

Age: 66
Director since: 2013
Committees: Audit Committee (Vice Chairman)
Other Public Company Boards: Ensco plc, Kraton Performance Polymers, Inc., CHC Group Ltd.

Mr. Kalman serves as a senior advisor to a private investment subsidiary of Tudor, Pickering, Holt & Co., LLC that specializes in direct investments in upstream, midstream and oilfield service companies. Mr. Kalman served as Executive Vice President of McDermott International, Inc. from 2002 until his retirement in 2008 and as Chief Financial Officer from 2002 until 2007. From 2000 to 2002, he was Senior Vice President and Chief Financial Officer of Chemical Logistics Corporation, from 1999 to 2000, he was a principal of Pinnacle Equity Partners, LLC, from 1998 to 1999, he was Executive Vice President and Chief Financial Officer of Chemical Logistics Corporation and from 1996 to 1997, he was Senior Vice President and Chief Financial Officer of Keystone International, Inc. Mr. Kalman started his career as a Certified Public Accountant with PriceWaterhouse & Co. In addition to the above, he has served in various financial capacities with Atlantic Richfield Company (1975 to 1982), United Gas Pipeline (1982 to 1991) and American Ref-Fuel (1991 to 1996). Mr. Kalman has a B.S. in Accounting from Long Island University.

In addition to his directorships on the boards of Ensco plc, Kraton Performance Polymers, Inc. and CHC Group Ltd., during the past five years, Mr. Kalman also served on the board of Pride International, Inc., which merged into Ensco plc.

Specific qualifications and experience of particular relevance to our Company

Mr. Kalman has extensive experience in accounting and financial reporting, including chief financial officer experience and serving as chairman of the audit committee of a public company. In addition to financial expertise, he also has executive leadership and strategic planning experience in the international energy service industry that complements the mix of skills of our other members of the Board.

William E. Macaulay

Age: 68
Director since: 1998
Committees: Compensation (Chairman)
Other Public Company Boards: Dresser-Rand Group, Inc. (Chairman), CHC Group Ltd. (Chairman), Glencore Xstrata plc

Mr. Macaulay is the Chairman and Chief Executive Officer of First Reserve Corporation. He has been with First Reserve, a private equity investment firm focused on the energy industry, since 1983. Mr. Macaulay is responsible for supervision of all aspects of the firm’s investment program and strategy, as well as overall management of the firm. Mr. Macaulay served as a director of Weatherford Enterra from October 1995 to May 1998. Mr. Macaulay also served as Director of Corporate Finance for Oppenheimer & Co., Inc., where he worked from 1972 to 1982. Mr. Macaulay holds a B.B.A. from City College of New York and an M.B.A. from the Wharton School of the University of Pennsylvania.

Currently, Mr. Macaulay serves as Chairman of Dresser-Rand Group, Inc., a supplier of compression and turbine equipment to the oil, gas, petrochemical and industrial process industries, and is a director of Glencore Xstrata plc, a multinational mining and commodities trading company headquartered in Baar, Switzerland. Mr. Macaulay also serves as Chairman of CHC Group Ltd., an international commercial operator of helicopters focusing on flight services to oil and gas companies and government search-and-rescue agencies, and helicopter maintenance, repair and overhaul services. Previously, Mr. Macaulay served as Chairman of the Board of Foundation Coal Holdings, Inc., a coal company, and as a director of Dresser, Inc., a provider of equipment and services in global energy infrastructures, National Oilwell Varco, Inc., an international provider of drilling systems and associated services to the oil and gas exploration and production industry, and Pride International, Inc., a contract drilling and related services company, which merged into Ensco plc.

Specific qualifications and experience of particular relevance to our Company

Mr. Macaulay’s investment and financial expertise, chief executive officer experience and extensive knowledge of the oilfield service industry are important assets to the Board in its decision-making process and in strategic planning.

Robert K. Moses, Jr.

Age: 74
Director since: 1998
Committees: Audit; Compensation; Health, Safety and Environment
Other Public Company Boards: None

Mr. Moses has been a private investor, principally in the oil and gas exploration and oilfield services business in Houston, Texas, for more than the past five years. He served as Chairman of the Board of Directors of Weatherford Enterra from May 1989 to December 1992 and as a director of Weatherford Enterra from December 1992 to May 1998. Mr. Moses holds a B.A. in Economics from the University of Texas at Austin.

Specific qualifications and experience of particular relevance to our Company

Mr. Moses’ investment experience, extensive knowledge of and experience in the oilfield service industry and institutional knowledge of one of Weatherford’s most significant legacy companies provide a unique perspective that is an asset to the Board in its decision-making process.

Guillermo Ortiz

Age: 65
Director since: 2010
Committees: Audit; Compensation
Other Public Company Boards: Grupo Aeroportuario del Sureste S.A.B. de C.V., Grupo Comercial Chedraui S.A.B. de C.V., Mexichem S.A.B. de C.V., Vitro S.A.B. de C.V.

Dr. Ortiz is Chairman of Banorte, the third largest bank in Mexico and served as Governor of the Bank of Mexico from 1998 until 2009, and as Chairman of the Board of the Bank for International Settlements (BIS) in 2009. He previously served as Secretary of Finance and Public Credit in Mexico, from 1994 to 1998. Dr. Ortiz was also Executive Director at the International Monetary Fund and is a director of several international non-profit organizations. Dr. Ortiz holds a B.A. in Economics from the National Autonomous University of Mexico and both a M.Sc. and a Ph.D. in Economics from Stanford University.

Specific qualifications and experience of particular relevance to our Company

Dr. Ortiz is a valuable member of the Audit Committee because of his extensive finance and banking experience, particularly relating to global economic matters and multinational financing. In addition, he brings to the Board an important international perspective.

Emyr Jones Parry

Age: 66
Director since: 2010
Committees: Corporate Governance & Nominating; Health, Safety and Environment (Chairman)
Other Public Company Boards: None

Sir Emyr has been the President of the University of Aberystwyth, located in Wales, since 2008, Chairman of the All Wales Convention, a body established by the Welsh Assembly Government to review Wales’s constitutional arrangements, since 2007, Chairman of Redress, a human rights organization, and Chairman of the Corporate and Social Responsibility External Advisory Group of First Group plc, a transport operator, since 2008. Sir Emyr previously held numerous diplomatic positions, including UK Permanent Representative to the UN from 2003 to 2007 and UK Ambassador to NATO from 2001 to 2003, after specializing in European Union affairs including energy policy. Sir Emyr received a B.S. in Theoretical Physics from the University of Cardiff and a Ph.D. in Polymer Physics from the University of Cambridge.

Specific qualifications and experience of particular relevance to our Company

Sir Emyr brings to the Board a wealth of government relations experience, a high level of public and social policy knowledge and an important international perspective that are valuable to the Board in making global business decisions.

Robert A. Rayne

Age: 65
Director since: 1987
Committees: Audit (Chairman); Corporate Governance & Nominating
Other Public Company Boards: ChyronHego Corporation, Derwent London plc (Non-Executive Chairman), LMS Capital plc

Mr. Rayne has been a non-executive director of LMS Capital plc, an investment company listed on the London Stock Exchange, since February 2010, and was the Chairman of LMS Capital from February 2010 to January 2012. Mr. Rayne was the Chief Executive Officer and a director of LMS Capital from June 2006, when the investment business of London Merchant Securities plc was demerged and LMS Capital was formed to hold this business, until February 2010. Mr. Rayne was employed by London Merchant Securities from 1968 to June 2006 and served as its Chief Executive Director from May 2001 to June 2006. Mr. Rayne attended Malvern College and received a diploma from the New York Institute of Finance in Accounting, Law, and Working in the Stock Exchange.

Mr. Rayne is Vice Chairman and Presiding Director of the Company’s Board. As Presiding Director, Mr. Rayne leads the executive sessions of the non-management directors, which are held at least twice each year.

Specific qualifications and experience of particular relevance to our Company

Mr. Rayne has expertise in a wide range of sectors in addition to the oilfield service industry, including the real estate, media, consumer and technology industries. His 27-year tenure on our Board and his financial and investment expertise, chief executive office experience, international perspectives and diversity of expertise are beneficial to the Board in carrying out its duties.

Former Director

Mr. Nicholas F. Brady served as a director of the Company beginning in 2004. Mr. Brady resigned from the Board of Directors in February 2014 due to other personal commitments.

Meetings of the Board and Committees

Meetings in 2013

During 2013, the Board of Directors met five times, the Audit Committee met 11 times, the Compensation Committee met four times, the Corporate Governance and Nominating Committee met four times and the Health, Safety and Environment Committee met one time, for its inaugural meeting. All of the directors participated in at least 75% of all Board of Director and respective committee meetings.

Committees

The Board has created the following committees: Audit; Compensation; Corporate Governance and Nominating; and Health, Safety and Environment. All members of the Audit, Compensation, Corporate Governance and Nominating, and Health, Safety and Environment Committees are considered independent under the current rules of the NYSE and the SEC. The members of each committee are shown in the following table.

NAME	AUDIT	COMPENSATION	CORPORATE GOVERNANCE & NOMINATING	HEALTH, SAFETY & ENVIRONMENT
Bernard J. Duroc-Danner
David J. Butters	✓		✓(Chairman)
John D. Gass		✓		✓
Francis S. Kalman	✓
William E. Macaulay		✓(Chairman)
Robert K. Moses, Jr.	✓	✓		✓
Guillermo Ortiz	✓	✓
Emyr Jones Parry			✓	✓(Chairman)
Robert A. Rayne	✓(Chairman)		✓

Audit Committee

The Audit Committee has been established in accordance with Section 3(a)(58)(A) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). The Board of Directors has adopted a written charter for the Audit Committee. The charter is available on our website at www.weatherford.com, by clicking on “About Weatherford,” then “Corporate Governance,” then “Committee Charters.” The primary functions of the Audit Committee are:

•	overseeing the integrity of our financial statements, financial reporting process and systems of internal accounting and financial controls;

•	overseeing our compliance with legal and regulatory requirements;

•	overseeing our independent auditor’s qualifications and independence; and

•	overseeing the performance of our internal audit function and independent auditor.

The Board of Directors has determined that Mr. Rayne is an “audit committee financial expert” as defined by applicable SEC rules because of his extensive financial experience. For more information regarding Mr. Rayne’s experience, please see his biography on page 8 of this Form 10-K/A.

Mr. Kalman currently serves on the audit committees of four public companies, including the Company’s Audit Committee. In connection with his commencement of service on the fourth audit committee, the Board of Directors of the Company determined that his service on these other audit committees would not impair his ability to effectively serve on the Company’s Audit Committee.

Compensation Committee

The Board of Directors has adopted a written charter for the Compensation Committee. The charter is available on our website at www.weatherford.com, by clicking on “About Weatherford,” then “Corporate Governance,” then “Committee Charters.” The primary functions of the Compensation Committee are:

•	evaluating the performance and determining and approving the compensation of our executive officers;

•	making decisions regarding executive compensation, incentive compensation plans and equity-based plans; and

•	administering or having administered our incentive compensation plans and equity-based plans for executive officers and employees.

All members of the Compensation Committee satisfy the qualification standards of section 162(m) (“section 162(m)”) of the U.S. Internal Revenue Code of 1986, as amended (the “Code”), and Section 16 of the Exchange Act.

Corporate Governance and Nominating Committee

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

Health, Safety and Environment Committee

The Board of Directors has adopted a written charter for the Health, Safety and Environment Committee. The charter is available on our website at www.weatherford.com, by clicking on “About Weatherford,” then “Corporate Governance,” then “Committee Charters.” The primary functions of the Health, Safety and Environment Committee are:

•	overseeing the Company’s adherence to policies, practices and procedures that promote best practices relating to health, safety and environmental stewardship;

•	encouraging the Company to promote safety awareness among all employees and monitor safety performance and safety inspections; and

•	providing suggestions and recommendations to executive management of the Company for resolution of health, safety and environmental concerns of strategic significance.

Corporate Governance Matters

We are committed to adhering to sound principles of corporate governance. A copy of our Corporate Governance Principles is available on our website at www.weatherford.com, by clicking on “About Weatherford,” then “Corporate Governance,” then “Corporate Governance Policies.”

Director Nominations

In obtaining the names of possible nominees for directors, the Corporate Governance and Nominating Committee conducts its own inquiries and will consider suggestions from other directors, management, shareholders and other sources, and its process for evaluating nominees identified in unsolicited recommendations from shareholders is the same as its process for unsolicited recommendations from other sources. The Corporate Governance and Nominating Committee will consider nominees recommended by shareholders who submit their recommendations in writing to Chairman, Corporate Governance and Nominating Committee, care of the Corporate Secretary, Weatherford International Ltd., 4-6 Rue Jean-François Bartholoni, 1204 Geneva, Switzerland. Recommendations received before December 1st in any year will be considered for inclusion in the slate of director nominees to be presented at the Annual General Meeting in the following year. Unsolicited recommendations must contain the name, address and telephone number of the potential nominee, a statement regarding the potential nominee’s background, experience, expertise and qualifications, a signed statement confirming his or her willingness and ability to serve as a director and abide by our corporate governance policies and his or her availability for a personal interview with the Corporate Governance and Nominating Committee, and evidence that the person making the recommendation is a shareholder of Weatherford.

The Corporate Governance and Nominating Committee believes that nominees should possess the highest personal and professional ethics, integrity and values and be committed to representing the long-term interests of our shareholders. Directors should have a record of accomplishment in their chosen professional field and demonstrate sound business judgment. Directors must be willing and able to devote sufficient time to carrying out their duties and responsibilities effectively, including attendance at (in person) and participation in Board and Committee meetings, and should be committed to serve on the Board for an extended period of time. The Corporate Governance and Nominating Committee will consider whether and to what extent a nominee will bring diversity, whether in educational background, experience, expertise and/or regional knowledge, to the Board in determining whether a candidate will be an appropriate fit with, and an asset to, the Board of Directors.

Rule 14a-8 under the Exchange Act addresses when a shareholder may submit a proposal for inclusion of a nominee for director in our proxy materials. Shareholders who do not comply with Rule 14a-8 but who wish to have a nominee considered by our shareholders at the Annual General Meeting must comply with the deadlines and procedures set forth in our Articles.

Communication with Directors

Any shareholder or other interested party that desires to communicate with the Board of Directors or any of its specific members, including the Presiding Director or the non-management directors as a group, should send their communication to the Corporate Secretary, Weatherford International Ltd., 4-6 Rue Jean-François Bartholoni, 1204 Geneva, Switzerland. All such communications will be forwarded to the appropriate members of the Board.

Leadership Structure

Our Board Leadership

•	Bernard J. Duroc-Danner is our Chairman and CEO.

•	Robert A. Rayne is our Vice-Chairman and Presiding Director over executive sessions of non-management directors.

•	Eight of our nine directors are independent.

•	All of the members of the Audit, Compensation, Corporate Governance and Nominating, and Health, Safety and Environment Committees are independent.

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

The Board has appointed Mr. Rayne as Presiding Director to preside over executive sessions of non-management directors. The Board believes it is in the best interest of the Company’s shareholders to have a Presiding Director who has the authority to call executive sessions as a counterbalance to the Company’s combined roles of Chief Executive Officer and Chairman. The Board believes executive sessions provide the Board with the ability to independently evaluate management, openly discuss strategic and other business issues involving the Company and ensure that the Company is upholding high standards of corporate governance. For information on how to communicate with our Presiding Director and other non-management members of the Board of Directors, please see “Communication with Directors.”

Executive Sessions

Executive sessions of non-management directors are held after each regularly scheduled Board meeting and at such additional times as may be needed. In 2013, the non-management directors held four executive sessions.

Director Attendance at Annual General Meeting

All directors are expected to attend our 2014 Annual General Meeting of Shareholders. All of our directors other than Mr. Brady attended our 2013 Annual General Meeting of Shareholders.

Code of Conduct

We have adopted a Code of Business Conduct that applies to our directors, officers and employees. We also have adopted a Supplemental Code of Business Conduct that applies to our President and Chief Executive Officer, our Chief Financial Officer and our Chief Accounting Officer. These documents are available on our website at www.weatherford.com, by clicking on “About Weatherford,” then “Corporate Governance,” then “Code of Business Conduct” or “Supplemental Code of Conduct,” as applicable. Any amendments to, or waivers of, our Code of Business Conduct (to the extent applicable to our President and Chief Executive Officer, our Chief Financial Officer or our Chief Accounting Officer) or to the Supplemental Code of Business Conduct will be posted at this location on our website.

Risk Management Oversight

The Audit Committee is responsible for the oversight of risk management for the Company. As part of their oversight function, the Audit Committee discusses and implements guidelines and policies concerning financial and compliance risk assessment and risk management, including the process by which major financial risk exposure is monitored and mitigated, and works with members of management to assess and monitor risks facing the Company’s business and operations, as well as the effectiveness of the Company’s guidelines and policies for managing and assessing financial and compliance risk. The Audit Committee meets and discusses, as appropriate, issues regarding the Company’s risk management policies and procedures directly with those individuals responsible for day-to-day risk management in the Company’s internal audit and compliance departments.

In addition, the Corporate Governance and Nominating Committee periodically provides oversight with respect to risks associated with our corporate governance policies and practices, including our Code of Business Conduct and Supplemental Code of Business Conduct. The Corporate Governance and Nominating Committee also oversees and reviews, on an annual basis, an evaluation of the Board, each of our Board committees and management.

The Compensation Committee reviews our compensation plans and practices to ensure that they do not encourage excessive risk taking and instead encourage behaviors that support sustainable value creation. See “Risk Analysis of our Compensation Programs” in the Compensation Discussion and Analysis section of this Form 10-K/A.

Our Health, Safety and Environment Committee oversees the Company’s policies and practices to promote good stewardship, to encourage safety awareness, to monitor safety performance, and to provide suggestions to management for the resolution of health, safety and environmental concerns, all with a view towards reducing risks in those areas.

Executive Officers

The following persons are our executive officers and their ages as of April 16, 2014. (Dr. Duroc‑Danner’s biography is presented on page 4). None of the executive officers or directors have any familial relationships with each other.

Name	Age	Position
Bernard J. Duroc-Danner	60	Chairman of the Board, President and Chief Executive Officer
Krishna Shivram	51	Executive Vice President and Chief Financial Officer
Dharmesh Mehta	48	Executive Vice President and Chief Operating Officer
Douglas M. Mills	39	Vice President and Chief Accounting Officer
Alejandro Cestero	39	Vice President, Co-General Counsel and Corporate Secretary
William B. Jacobson	45	Senior Vice President, Co-General Counsel and Chief Compliance Officer

Krishna Shivram was appointed Executive Vice President and Chief Financial Officer in November 2013. Mr. Shivram has over 25 years of financial and operational management experience in the oilfield service industry and previously worked for Schlumberger Ltd. in a variety of roles across the globe. Immediately prior to joining Weatherford, Mr. Shivram had served as Vice President and Treasurer of Schlumberger Ltd. since January 2011. Prior to his serving as Vice President and Treasurer, Mr. Shivram held a number of senior management positions at Schlumberger, including Controller - Drilling Group from May 2010 to January 2011, Manager - Mergers and Acquisitions from May 2009 to April 2010 and Controller - Oilfield Services from August 2006 to April 2009. Mr. Shivram is a Chartered Accountant and has experience in financial accounting, income taxes and treasury operations, along with a strong background in corporate finance and mergers and acquisitions.

Dharmesh Mehta was appointed Executive Vice President in March 2013 and Chief Operating Officer in November 2013. Mr. Mehta joined the Company in 2001 and has served in various senior management capacities, including Senior Vice President - Completion and Production Systems and Chief Administrative Officer. Prior to joining the Company, Mr. Mehta had 10 years of experience in the software and oil and gas industries. Mr. Mehta holds a bachelor’s degree from the University of Houston and a master’s degree from the University of Wisconsin.

Douglas M. Mills was appointed Vice President and Chief Accounting Officer in June 2013 and serves as the Company’s principal accounting officer. Mr. Mills joined Weatherford in 2003 and has served in various financial reporting capacities, including Vice President of Corporate Accounting since 2011, and has had other corporate and regional controller positions of increasing responsibility while at Weatherford. Mr. Mills has over five years of public accounting experience with the firms of Ernst & Young and Arthur Andersen. He is a certified public accountant and holds a MPA/BBA from the University of Texas.

Alejandro Cestero was appointed Vice President and Co-General Counsel in July 2013. Mr. Cestero previously served as Vice President, General Counsel, Secretary and Chief Compliance Officer of Lufkin Industries, Inc. from May 2011 to July 2013. Prior to joining Lufkin, Mr. Cestero was the Senior Vice President, General Counsel, Secretary and Chief Compliance Officer of Seahawk Drilling, Inc. from August 2009 until February 2011. In February 2011, having experienced a significant, prolonged reduction in its cash flow as a result of the deepwater offshore drilling moratorium declared in response to the Deepwater Horizon/BP oil spill in the Gulf of Mexico, Seahawk Drilling filed for reorganization under Chapter 11 of the United States Bankruptcy Code and its assets were simultaneously sold to Hercules Offshore, Inc. Prior to his work with Seahawk Drilling, Mr. Cestero was employed by Pride International, Inc. where he served in various positions within the General Counsel’s office, including as Deputy General Counsel-Business Affairs and Assistant Secretary. Prior to joining Pride International, he was an attorney with the international law firms of Bracewell & Giuliani LLP and Vinson & Elkins LLP. Mr. Cestero holds a J.D. from Stanford University Law School and a B.A. and an M.B.A. from Rice University.

William B. Jacobson joined the Company in March 2009 and was appointed Vice President and Chief Compliance Officer in June 2009, Co-General Counsel in December 2009 and Senior Vice President in March 2012. During the past five years, Mr. Jacobson also served as a federal prosecutor for the Fraud Section of the U.S. Department of Justice’s Criminal Division, where he held various positions, including Assistant Chief for FCPA Enforcement, and was in private practice. Mr. Jacobson holds a B.A. from Tufts University and a J.D. from Georgetown University Law Center.

Section 16(a) Beneficial Ownership Reporting Compliance

All of our executive officers and directors are required to file initial reports of share ownership and reports of changes in ownership with the SEC pursuant to Section 16(a) of the Exchange Act.

We have reviewed these reports, including any amendments, and written representations from the executive officers and directors of the Company. Based on this review, we believe that, except as set forth below, all filing requirements were met for the executive officers subject to Section 16(a) and our directors during 2013. Due to an administrative error by Dr. Guillermo Ortiz, a Form 4 that was required to be filed in January of 2013 was not filed until April 11, 2013.

Item 11.	Executive Compensation

Compensation Discussion and Analysis

This Compensation Discussion and Analysis (“CD&A”) is designed to provide shareholders with an understanding of our compensation philosophy, core principles, and decision making process. It explains the compensation-related actions taken with respect to our executive officers who are identified in the Summary Compensation Table (the “NEOs”). Details regarding the compensation we paid to the NEOs for 2013 are found in the tables and narrative which follows them.

Summary Discussion

Our compensation program is designed to reward our NEOs currently serving the Company (“current NEOs”) for the achievement of strategic and operational goals and the achievement of increased shareholder value while at the same time avoiding the encouragement of unnecessary or excessive risk-taking.

2013 Highlights

In 2013 Weatherford achieved significant progress in key areas:

•	We successfully remediated our material weakness in internal control over income tax accounting;

•	We negotiated a settlement of our U.S. governmental investigations;

•	We initiated a focus on cash and returns as a guiding principle and value system and substantially improved our working capital metrics;

•	We commenced our divestiture of non-core assets; and

•	We achieved significant improvement in our safety statistics over prior years.

We believe that these achievements position Weatherford on a path towards capital efficiency, operational excellence, and administrative quality.

Our Company’s Future

After a constructive year of problem-solving in 2013, as noted above, our financial and operational performance is now turning around. We have put legacy issues behind us, and we are now keenly focused on improving our performance and consequently generating value for our shareholders. We have identified three initiatives that will drive us in 2014 and beyond:

•
Core. We will grow our core, with emphasis on four product lines: well construction, formation evaluation, completion, and artificial lift. We have begun an aggressive divestiture program to dispose of non-core assets and business lines: land drilling rigs, pipeline and specialty services, drilling fluids, testing and production services, and wellheads. In March 2014 we signed an agreement to sell our pipeline and specialty services business.

•
Cost. We will emphasize efficiency and cost-saving. Running support functions and operations with a lower cost structure is now a key management metric for us. We have embarked on an aggressive cost-reduction program, including a lower support headcount and eliminating unprofitable operations.

•
Cash. We plan to generate free cash flow, efficient working capital, and lower capital intensity compatible with growing our core. We will strive to reduce our net debt to total capitalization ratio from 52% to 25% over the next few years through a combination of higher free cash flow augmented by the proceeds of divestitures.

We believe these initiatives serve as key principles and elements of our compensation program.

Compensation Highlights

We structure our executive compensation program to align pay with performance. Our CEO’s compensation for the years 2011-2013, relative to our peers, correlates strongly with our total shareholder return for the three year period ended December 31, 2013, relative to our peers.

(1)
3-Year Total Compensation is the sum of base salary, annual incentives, bonuses, long-term incentive awards and all other compensation paid (perquisites and change in pension included) for the years 2011-2013 for our chief executive officer and for the chief executive officer of each of our peers as reported in their respective publicly available proxy statements, other than Nabors Industries Ltd., whose information is for the years 2010-2012 due to the lack of publicly available information for 2013.

(2)	3-Year Total Shareholder Return is the percentage increase (or decrease) in stock price for the three years ended December 31, 2013, adjusted for cash dividends paid.

Source: Longnecker & Associates research.

Pro-Active Approach to Executive Compensation

Over the past two years, we have engaged with our investors to improve our executive compensation program based on their feedback.

•
In 2012 and 2013, we engaged with shareholders in response to the negative say-on-pay vote of 2011, and addressed the primary concerns that led to the negative result. During 2013, the approval of our say-on-pay proposal for 2012 compensation was over 70%. To continue to further understand investor concerns, during 2013, we reached out proactively to our 50 largest shareholders, and had meaningful engagement, including telephonic and personal meetings, with 19 of our 20 largest investors regarding executive compensation. No major concerns regarding compensation were raised by these investors.

We have established and continue to maintain preferred pay practices in our executive compensation program.

•	We pay annual bonuses to executives only on the achievement of pre-determined and measurable objectives that benefit our Company and shareholders.

•	For 2013 those objectives focused on profitability, capital efficiency and safety.

•	For 2014, we have established similar pre-determined and measurable objectives, including objectives focused on cost savings achieved and net debt reduction.

•	The primary retirement benefit available to our CEO is denominated in shares such that the value of that benefit correlates directly with shareholder returns.

•	We prohibit our executives, as well as directors, from engaging in hedging or derivative transactions involving our shares.

•	We have an Executive Compensation Clawback Policy, a copy of which has been filed with the SEC.

•	We maintain share ownership guidelines, requiring executive officers to hold equity equivalent in value to three times (or six times in the case of the CEO) their latest annual base salary.

•	The severance benefits under our executive employment agreements are not augmented by a change of control and are “double-trigger” arrangements.

We avoid objectionable pay practices in our executive compensation program.

•	We do not pay discretionary bonuses or multi-year guaranteed bonuses, except in the case of extraordinary achievement or sign-on bonuses.

•	We do not provide Section 280G or Section 409A tax gross-ups.

We engage in best governance practices with respect to executive compensation.

•	Our Compensation Committee comprises only independent directors.

•
The Compensation Committee engaged a compensation consultant that is independent of management and the Company, and the Committee meets with the consultant in executive sessions separate from management.

•
We provide detailed, forward-looking disclosure of our current year annual cash incentive metrics and long-term performance metrics. See “2014 Annual Incentive Goals” on page 22 and “-Grants in 2014” on page 25.

•
We compare our executives’ total compensation to a consistent peer group for market comparable data. We regularly evaluate that peer group to ensure it is appropriate to the Company, but we add or remove peers only when clearly warranted.

•
We conduct an annual comprehensive risk analysis of our executive compensation program with our independent compensation consultants to ensure that our program does not encourage inappropriate risk-taking.

•	We review annually a calculation of the shareholder value transfer and “burn rate” resulting from equity grants to ensure they are not excessive.

This CD&A Covers Our NEOs

This CD&A covers the compensation of all of our current NEOs, namely:

•	Dr. Bernard J. Duroc-Danner, Chairman, President and Chief Executive Officer

•	Mr. Krishna Shivram, Executive Vice President and Chief Financial Officer

•	Mr. Dharmesh Mehta, Executive Vice President and Chief Operating Officer

•	Mr. William B. Jacobson, Senior Vice President, Co-General Counsel and Chief Compliance Officer

We also address historical compensation with respect to Mr. Peter T. Fontana, who retired effective December 13, 2013, but was Executive Vice President and Chief Operating Officer until that date, Mr. John H. Briscoe, who left the Company effective September 11, 2013 but was Senior Vice President and Chief Financial Officer until that date, Mr. Nicholas W. Gee, who left the Company effective February 28, 2014, but was Executive Vice President, Strategy and Development and Chief Safety Officer until that date, and Mr. Joseph C. Henry, who left the Company effective June 30, 2013 but was Senior Vice President and Co-General Counsel until that date, as all four are considered NEOs for 2013 pursuant to applicable SEC rules.

Elements of Our Executive Compensation Package

Our compensation program is designed to reward our NEOs for the achievement of strategic and operational goals and the achievement of increased shareholder value, while at the same time avoiding the encouragement of unnecessary or excessive risk-taking. The following table summarizes the objective of each element of our NEOs’ compensation package, the key features of those elements and the extent to which the element is performance-based. This table should be read in conjunction with our Summary Compensation Table on page 30 and the more detailed discussion under “Our Executive Compensation Program” beginning on page 20.

Compensation Element	Objective	Key Features	Performance/At-risk?
Base Salary	To provide a base level of income.	Reviewed annually and subject to upward adjustment based on market factors, experience, individual performance and leadership.	No.
Annual Cash Incentive	To motivate and reward executives’ contributions to the achievement of predetermined financial and operational objectives.	Compensation Committee establishes performance measures that incentivize performance relevant to meeting financial, operational and safety goals that will ultimately drive shareholder value.	Yes, pays out only based on achievement of pre-set, measurable goals; may not pay out.
Performance Units (Long-Term Equity Awards)	To correlate realized pay with increases in shareholder value on absolute terms over a long-term period.	In periods of low shareholder return, executives realize little or no value. In periods of high shareholder return, executives may realize substantial value.	Yes, pays out only based on increased shareholder value; may not vest depending upon shareholder return.
Restricted Share Units (Long-Term Equity Awards)	To incentivize management to contribute to long-term increases in shareholder value. To retain executives in the hyper-competitive energy market.
Provides “skin in the game.” A portion of NEOs’ compensation is paid in equity, and value is realized based on future share price. Provides a straight-line, direct correlation of realized pay to increase in shareholder value.
Yes, value increases or decreases in correlation to share price.
Severance
To provide a measure of financial security in the event an executive’s employment is terminated without cause.
To attract and encourage retention and to ensure continued dedication by executive officers.
		Severance benefits are provided pursuant to the executive officers’ employment agreements. Change of control benefits are “double trigger” arrangement.	No, except does not apply in termination for cause or voluntary termination without good reason.
Broad-based Retirement Plans	To provide retirement savings in tax‑efficient manner.	Executives participate in retirement plans such as 401(k) plans that are generally available to all employees, including matching contributions.	No.
CEO Retirement Plan	To further align our CEO’s long term interests with shareholder value.
We previously maintained a Supplemental Executive Retirement Plan (“SERP”). The vested, fixed balance of the CEO’s primary pension benefit is denominated in shares, such that the benefit value is linked directly to share value in a 1:1 correlation. The SERP was frozen in 2010, and no further contributions have been made to any employees. None of our NEOs, other than our CEO, participate in the SERP.
Yes, value is based on share price and increases or decreases in correlation to share price.
Perquisites	We provide limited perquisites to executives to assist executives in carrying out their duties and increasing productivity.	Perquisites provided to executives include club membership dues and an auto allowance. Perquisites are industry standard and included in many cases for non-executive employees.	No.
Expatriate Benefits	To assist in absorbing part of the additional burden of an overseas assignment.
As a multi-national industry, ex‑pat benefits, including housing and schooling assistance and tax normalization, are industry standard. Tax benefits provided to executives are less than those provided to non‑executive expatriates.
No.

Oversight of Our Executive Compensation Practices

Our executive compensation program is administered by the Compensation Committee of the Board of Directors. The Committee currently consists of four directors, Messrs. Gass, Macaulay (Chairman), Moses, and Dr. Ortiz. At all times in 2013, all of the persons serving on the Committee were independent, as defined by the standards of the NYSE, and satisfied the qualification standards of section 162(m) of the Code and Section 16 of the Exchange Act. The members of the Committee draw upon a combination of their respective business experience, other board service, advice from our independent compensation consultant, and director continuing education through third party service providers in order to keep themselves abreast of current trends and best practices in the area of executive compensation.

The Committee is responsible for, among other functions, reviewing and approving the total compensation for our NEOs consistent with the philosophy and objectives described below.

Compensation Philosophy and Objectives

The Committee follows a “pay for performance” philosophy in our executive compensation structure. The Committee’s objective is to provide compensation to our executive officers at a level and in a manner that maximizes shareholder value.

The Committee believes that our executive compensation program should reward enhanced financial performance of the Company and maximize shareholder value by aligning the short-term and long-term interests of our executive officers with those of our shareholders. Our programs are intended to:

•	Attract, retain and motivate individuals of outstanding ability in key executive positions;

•	Drive and reward strong business performance to create superior value for our shareholders;

•	Pay for performance;

•	Ensure that performance-based compensation does not encourage excessive risk taking; and

•	Encourage our executives to focus on both the short-term and long-term performance goals of the Company.

Our executive compensation also is intended to be market competitive. For 2013, the Committee approved base salary, annual performance compensation and long-term incentive compensation (together, the “total direct compensation”) for each NEO that was intended to be competitive with our peer group. However, in setting the compensation of our NEOs, the Committee also takes into consideration historical and individual circumstances, including tenure and experience, individual performance, anticipated future contributions, retention factors, including apparent career alternatives for each individual, and the availability of comparable data for certain positions.

The Committee believes that a majority of executive compensation should be “at risk” – that is, the ultimate, realized value of the compensation is tied to the Company’s financial and equity performance. During periods when our financial performance meets or exceeds established objectives, we believe that NEOs should be rewarded under our incentive compensation programs for their efforts in achieving our goals. Likewise, when our performance does not meet the established goals, incentive compensation may be reduced or eliminated.

Incentive compensation is designed to balance short-term annual results and long-term multi-year success of the Company. Short-term awards primarily are payable in cash, while long-term awards are equity-based awards.

To further illustrate our pay-for-performance, below is our CEO’s total compensation for the last three years, as set forth in the Summary Compensation Table of this Form 10-K/A and our annual proxy statements, compared to the total amount of compensation realized by our CEO for each year.  As performance thresholds were not met for certain performance units previously granted to our CEO, his 2013 realized compensation was significantly lower than his total compensation as described in the Summary Compensation Table.

Years	Total Compensation(a)	Total Realized Compensation(b)
2013	$13,157,887	$5,721,947
2012	$7,177,376	$7,898,312
2011	$17,317,221	$11,931,255
(a)As set forth in the Summary Compensation Table, and includes salary, non-equity incentives, bonus, long term incentive awards (granted during the year and valued as of the grant date), change in actuarial value of pension benefit and all other compensation, as described therein.

(b)Includes all compensation set forth in the Summary Compensation Table and described in the preceding footnote with the following exceptions: (i) the actuarial value of pension benefit is excluded as it does not reflect actual compensation received, but rather reflects an increase in the year-over-year present value of the actuarial future benefit, and (ii) long term incentive awards (e.g. RSUs and PUs), are included only to the extent they were “realized”, i.e. to the extent they vested (or restrictions lapsed) during the years set forth above.

Clawback Policy

Our Weatherford International Executive Compensation Clawback Policy sets out the terms under which we may seek to recover incentive compensation from our officers under certain circumstances. The purpose of the policy is to enable the Committee to recoup performance-based compensation that is paid but is subsequently determined not to have been earned because financial results are restated, including if the Committee determines that an officer has engaged in fraud, willful misconduct or gross negligence that has caused or contributed to a restatement of our financial statements.

Mandatory Minimum Share Ownership Guidelines

The Committee believes that it is important to align the interests of management with the interests of our shareholders. In furtherance of this philosophy, the Company has adopted the following mandatory minimum share ownership guidelines. Share ownership includes shares owned directly as well as equity-based awards not yet fully vested, deferred compensation plans and retirements plans (including our 401(k) plan and suspended plans). The minimum guidelines are based on a multiple of the latest annual base salary or, in the case of directors, annual cash retainer. The guidelines are as follows:

Chief Executive Officer	6x
Other executives	3x
Directors	5x

A transition period of two years is allowed for new directors to achieve the ownership amount. Executive officers are required to achieve ownership amounts within three years of hire or appointment.

The Committee has reviewed the share ownership of our executive officers and directors and, subject to the transition periods described above, determined that they meet or exceed these share ownership guidelines.

Risk Analysis of our Compensation Programs

The Committee reviews our compensation plans and policies to ensure that they do not encourage unnecessary risk taking and instead encourage behaviors that support sustainable value creation. In 2013, the Committee, with the assistance of L&A, reviewed the Company’s compensation policies and practices for executive officers, and believes that our compensation programs are not reasonably likely to have a material adverse effect on the Company. We believe the following factors reduce the likelihood of excessive risk-taking:

•	The program design provides a balanced mix of cash and equity, annual and long-term incentives, fixed and variable pay, and performance metrics;

•	Maximum payout levels for bonuses are capped;

•	The Committee has downward discretion over incentive program payouts;

•	Executive officers are subject to share ownership guidelines;

•	Compliance and ethical behaviors are integral factors considered in all performance assessments; and

•	The Company has a clawback policy.

Compensation Consultants and Independence

As set forth in its charter, which can be found on our website, the Committee has the authority to retain and terminate compensation consultants to provide advice to the Committee. The Committee retained Longnecker & Associates (“L&A”) in 2013 to provide information, analyses and advice regarding executive compensation. The NYSE has adopted guidelines for Compensation Committees to consider when identifying Committee adviser independence. The Committee reviewed these guidelines and determined that L&A is an independent consultant, and L&A performs no services for the Company other than those related to executive and non-employee director compensation.

Our management communicates with L&A and provides data to L&A regarding our executive officers, but does not direct L&A’s activities. L&A has not performed or provided compensation services in the past to our management.

Market Analysis and Peer Group

When considering our compensation practices and levels, the Committee reviews the compensation practices and levels of a peer group of publicly-traded energy service and exploration and production companies to determine market levels. There are a limited number of companies and potential peers for us to determine an appropriate peer group. The Committee periodically reviews the composition of our peer group to ensure that the companies in the group are relevant for comparative purposes and have executive positions with responsibilities similar to ours and that compete with us for executive talent. The Committee and L&A review data for potential peers relating to enterprise value, revenue and market capitalization. Based on these factors and directly comparable business lines, the Committee determined that the following companies would comprise our peer group for 2013. The Company’s revenues were in the 50th percentile of this peer group. This is the same peer group we used in 2012, and we used the same peer group in early 2014 to establish executive compensation for 2014:

•	Baker Hughes Incorporated	•	National Oilwell Varco, Inc.
•	Cameron International Corporation	•	Noble Energy Inc.
•	Halliburton Company	•	Schlumberger Limited
•	Nabors Industries Ltd.	•	Transocean Ltd.

Section 162(m) of the Internal Revenue Code

The Committee considers the tax impact of our executive compensation programs. Section 162(m), as interpreted by U.S. Internal Revenue Service Notice 2007-49, imposes a $1 million limitation on the deductibility of certain compensation paid to certain officers. As a multi-national Swiss company, the significant majority of our executive compensation is not a U.S. tax expense, so section 162(m) is not a concern for the Company. The Committee may take into account the potential application of section 162(m) on incentive compensation awards and other compensation decisions, and it may approve compensation that will not meet these requirements in order to ensure competitive levels of compensation for our executive officers.

Our Executive Compensation Program

Below is a detailed discussion and analysis of each component of our executive compensation as applied to each of our NEOs for 2013 and 2014.

Base Salary

Base salary provides a fixed level of compensation to the executive, representative of his skills, responsibilities and experience. Base salaries for our executive officers are reviewed annually. Proposed increases to base salaries are reviewed by the Committee following recommendations from Dr. Duroc-Danner (other than for his own base salary). The Committee does not rely on predetermined formulas or criteria when evaluating executive base salaries, but considers comparable market data provided by L&A. The Committee also considers individual contributions, retention and succession planning concerns in setting base salaries.

Dr. Duroc-Danner’s salary has not been increased in over five years. His salary is higher than the average salary of CEOs of our peers. However, the Committee believes his salary is appropriate in light of his unique experience and in-depth understanding of our industry - having led the Company for 27 years - and considering alternative career opportunities that could be available to him. None of the CEOs of our peers has this level of experience or tenure.

Mr. Shivram joined the Company and became an NEO in 2013. His salary was determined based on market factors and value he was giving up at his previous employer when he was hired as Chief Financial Officer in November 2013. In light of his recent hire, he received no increase in base salary for 2014.

Mr. Mehta became an NEO in 2012. His salary was set based on market factors and the personal contribution he has made to the Company. For 2014, he received a 5% increase in base salary as a market adjustment, considering his promotion from Chief Administrative Officer to Chief Operating Officer and the significant contribution he made in 2013 in helping direct and coordinate internal organizational and systems improvements.

Mr. Jacobson did not receive a salary increase for 2013 or 2014.

The table below shows the annual base salaries of the NEOs currently serving the Company effective after adjustments for the applicable year. Where adjustments were made during the year, these annualized amounts may be higher than the actual amount paid for the entire year. See the Summary Compensation Table on page 30 for the actual amounts paid.

Executive	2012 Salary		2013 Salary		2014 Salary
Dr. Duroc-Danner	CHF	1,760,000	CHF	1,760,000	CHF	1,760,000
Mr. Shivram(a)		—		$750,000		$750,000
Mr. Mehta		$620,000		$715,000		$750,000
Mr. Jacobson		$1,000,000		$1,000,000		$1,000,000
(a)Information for 2012 is not presented for Mr. Shivram as he joined Weatherford in 2013.

Annual Incentive Compensation

Our annual incentive compensation is generally structured to deliver cash payouts in line with market multiples when performance targets are achieved or exceeded. The Committee annually establishes the terms of any awards under our Executive Non-Equity Incentive Compensation Plan (the “ICP”), including the financial metrics and goals for each award, during the first quarter.

For each award under the ICP, the Committee establishes goals at three levels: threshold, target and superior. Target represents a strong but achievable level of performance that will increase shareholder value. Superior represents an extraordinary level of performance that will substantially increase shareholder value. Threshold is the entry-level of performance under the ICP, established so that smaller awards will be earned for satisfactory performance short of target.

The Committee establishes potential award payments as a percentage of the executive’s annual base salary in effect at the end of the plan year, with a percentage determined for achievement of threshold, target or superior level. If results fall between the threshold and target goal levels or between the target and superior goal levels, the award payment will be determined by linear interpolation to derive the percentage of salary.

2013 Annual Incentive Results

For 2013, the Committee adopted multiple metrics to determine the short-term incentive payouts that include goals based on profitability, capital efficiency and safety as set forth in the following table, which also shows the actual results of these metrics.

($ in millions) Objective	Profitability	Capital Efficiency	Safety
Performance Metric	Operating Income(a)	Reduction in Days Working Capital(b)	Lost-Time Incident Rate	Preventable Vehicle Incident Rate
Metric Weight	45%	45%	5%	5%
2013 Superior	$2,757	12 days	0.14	0.69
2013 Target	$2,282	10 days	0.15	0.73
2013 Threshold	$2,007	8 days	0.17	0.81
2013 Actual	$1,715	14 days	0.15	0.62

(a)	Operating Income is regional operating income before corporate, R&D and items.

(b)	Days Working Capital is calculated as [(Receivables + Inventory - Payables)/Annual Revenue] * 365 and the reduction is based on the change from December 31, 2012 to December 31, 2013.

The Company did not achieve the threshold level for profitability in 2013. However, the Company achieved substantial improvements in its capital efficiency and met or surpassed targets in its safety metrics, which resulted in the non-equity incentive payments reflected in our Summary Compensation Table on page 30. These payouts are calculated based on the program as described above and do not include any discretionary additional payouts. Our CEO’s target annual incentive potential for 2013 was CHF 2,112,000. His maximum potential was CHF 4,224,000, but his achieved and paid incentive was CHF 2,217,600.

2014 Annual Incentive Goals

For 2014, the Committee’s approach has evolved slightly. The Committee adopted a plan to ensure that all of the Company’s key focus areas are covered by its officer group. The goal for 2014 is to incentivize the officers to transform the Company, with these key strategies:

•	focus on and grow the core of the Company’s business;

•	reduce costs;

•	divest non-core businesses;

•	reduce net debt; and

•	continue to improve our safety record.

The objectives for Dr. Duroc-Danner and Messrs. Shivram and Mehta, i.e. the current NEOs who received objectives and who are collectively referred to as the “Executive Management,” are 25% related to profitability (defined by non-GAAP earnings per share instead of operating income), 25% related to cost reduction (defined by annualized cost savings), 20% related to free cash flow generation, 20% related to net debt reduction, and 10% for achievement of safety objectives. “Earnings per share” (“EPS”) means earnings per share from continuing operations before charges and credits and includes both core and non-core businesses and will be adjusted as and when non-core businesses are divested. “Annualized cost savings” means reductions in costs during the year, including but not limited to headcount reduction, closure of uneconomic or marginal locations, savings in foreign-exchange and hedging costs, and savings from manufacturing consolidations and variances; however annualized savings do not include any reductions in our cost base as a result of divesting any businesses from our previously announced divestiture program. “Free cash flow” (“FCF”) means net income from continuing operations before charges and credits and including both core and non-core businesses, plus depreciation and amortization, plus or minus movement in working capital accounts (accounts receivable, inventories and accounts payable), minus capital expenditures. The safety objective includes lost-time injury rate (“LTIR”) and preventable vehicle injury rate (“PVIR”) and the safety incentive is split equally between these two measures.

The Committee determined that, given these executives’ senior roles at the Company, and the fundamental importance of these objectives in creating value for our shareholders, all of our Executive Management, and most of our other officers, should have these common objectives. In lieu of these objectives, certain non-Executive Management officers were given other goals with particular focus on their business or corporate responsibilities.

The table below shows the threshold, target and superior objectives for our Executive Management for 2014:

($ in millions, except per share amounts)
Objective	Profitability	Cost Reduction	Free Cash Flow	Net Debt Reduction	Safety
Performance Metric	Earnings per Share	Annualized Cost Savings	FCF	Amount of Reduction	LTIR/PVIR
Metric Weight	25%	25%	20%	20%	10%
2014 Superior	$1.30	$600	$700	$1,200	0.13/0.60
2014 Target	$1.10	$500	$500	$800	0.14/0.61
2014 Threshold	$0.90	$400	$300	$600	0.15/0.62
2013 Actual	$0.60	n/a	$(346)	$42	0.15/0.62

The Committee believes that these metrics are appropriate representations of and incentives towards the relevant objectives of profitability, cost reduction, free cash flow generation, net debt reduction and safety, and that the weighting assigned to each element is appropriate. The targets are also tied to internal budgets and expectations and require significant improvement over the performance in 2013. The Committee believes these targets are rigorous and are at or above market expectations.
.

The potential payouts under the 2014 annual bonus structure for our Executive Management, expressed as a percentage of salary based on achievement of various levels, as shown in the table below, are percentages we determined to be within market ranges based on market data from the Company’s peer group and industry. These are the same percentages that were set for 2013 for individuals with similar titles. For each metric, the percentage of salary determined by performance will be multiplied by the weighting percentage for the metric shown above to determine the payout on that metric.

	Threshold	Target	Superior
Dr. Duroc-Danner	60%	120%	240%
Mr. Shivram	50%	100%	200%
Mr. Mehta	50%	100%	200%

Award payments under the ICP are made after the public release of our year-end financial results for the applicable year and after determination of the award payments by the Committee. No award payment is made until the calculation of the payment award is approved by the Committee. Plan awards earned for a year generally are paid in February or March of the following year. Awards are paid in cash in the currency in which the recipient is ordinarily paid.

The Committee may determine that modifying the ICP, the goals or the potential award payments would provide more appropriate incentives for executives in the event of unforeseen developments. The Committee does not intend to exercise this discretion except in very unusual circumstances. The Committee reserves the right in its sole discretion to adjust the financial metrics under the ICP to reflect (1) the impact of material acquisitions or dispositions, (2) changes in our industry, (3) changes in macro-economic factors or conditions impacting the Company, (4) changes in market compensation practices and other circumstances, (5) changes in applicable laws, regulations or accounting practices, or (6) other matters that were not anticipated when the financial goals for the plan year were determined. The Committee also retains the discretion to make alternative bonus calculations or to make retention awards or other awards based on alternative or non-financial performance criteria if unexpected circumstances make such changes appropriate. The Committee does not intend to increase the potential payment amounts even if an adjustment to the metrics is warranted.

Long-Term Equity Incentive Compensation

Long-term equity incentives are designed to motivate management to enable the Company to achieve long-term performance improvements and serve to link a significant portion of compensation to shareholder returns. In March 2010, the Committee approved the 2010 Omnibus Incentive Plan (which was approved by our shareholders at our Annual General Meeting on June 23, 2010), under which the Company may issue awards of long-term equity compensation from time to time consistent with the objectives and philosophy of our compensation programs. We generally grant long-term equity awards annually in February or March to incentivize future performance.

Determination of Aggregate Value of Awards

In determining the total value of long-term incentive awards to be granted to each NEO, the Committee determines the award value as a nominal dollar amount in accordance with market data and considers, without giving particular weight to any specific factor, the position of the officer (both in terms of function and responsibilities), tenure, anticipated future contributions and the long-term incentive compensation of similarly situated executives in our peer group. In determining the number of restricted share or performance units to award, the Committee looks to the closing share price as of the date of grant.

Forms of Long-term Incentives

Long-term incentive awards provide our NEOs with a benefit that increases only when the value of our shares increases, which aligns their interests with increasing shareholder value. Long-term incentives are equity-based and include restricted share units (“RSUs”) and performance units (“PUs”). In determining the form or forms of award grants, the Committee considers, among other factors, the seniority of the officer and the ability of the officer to impact our success, as well as the appropriateness of a particular security to the individual executive.

RSUs motivate our NEOs to strive for share price appreciation, as they are granted at the closing price on the date of grant, and the executive realizes value only when the units vest and the underlying shares are delivered. Except as provided below, RSUs generally vest in three equal annual installments over a period of three years. Upon vesting, the holder of RSUs receives one registered share for each unit that vested. Holders of RSUs do not have voting rights or dividend participation rights until the underlying shares are delivered to them.

PUs have the higher possible returns and also higher risk of the various forms of awards available to the Committee to grant. PUs also provide an even stronger correlation to shareholder value, as they vest, if at all, into a number of shares depending on achievement of specified performance targets. Except as provided below, PUs vest over a specified period of time, as determined for each award. PUs awarded in 2013 have a single three-year performance period (2013-2015), while the PUs awarded in 2014 vest in three equal installments over a three-year period. The new 2014 vesting schedule was adopted to alleviate drastic movements, or volatility, in stock price affecting abnormal payouts (high or low) based on a single, three-year stock performance measure. The Committee believes this will smooth out the stock price performance metric and any payouts that may occur through the vesting period of the PUs. The new 2014 vesting schedule has a more direct correlation between one, two and three year stock price increases and executive compensation, which provides greater alignment with the long-term incentive plans.

With regard to vesting of RSUs and PUs, if the holder’s employment with the Company terminates prior to the last (or sole) vesting date, in the case of RSUs, for any reason other than the holder’s death or “disability,” or in the case of both types of awards, is terminated by the holder for any reason other than “good reason” or by the Company for “cause,” then any restrictions that have not previously lapsed pursuant to the aforesaid provisions will not lapse, and any units with respect to which the restrictions have not lapsed will be forfeited to the Company. See additional descriptions and definitions in “Executive Employment Agreements” on page 28.

Grants in 2013

In March 2013, the Committee awarded long-term equity incentives of the following values to our NEOs:

Executive	2013 Award
Dr. Duroc-Danner	$8,000,000
Mr. Shivram(a)	$—
Mr. Mehta	$2,900,000
Mr. Jacobson	$2,000,000
Mr. Fontana(b)	$5,000,000
Mr. Briscoe(c)	$2,750,000
Mr. Gee(d)	$2,850,000
Mr. Henry(e)	$2,000,000

(a)	Mr. Shivram did not join the Company until November 2013. At that time he was granted restricted share awards with a value of $3.9 million, based on the closing stock price on the date of grant.

(b)	Mr. Fontana left the Company effective December 13, 2013.

(c)	Mr. Briscoe left the Company effective September 11, 2013.

(d)	Mr. Gee left the Company effective February 28, 2014.

(e)	Mr. Henry left the Company effective June 30, 2013.

These values were used to calculate a number of units awarded based on the closing share price on the date of grant and may not correlate to the value presented in our Summary Compensation Table on page 30. The values of PUs reflected in that table are based on a statistical option-value pricing model known as “Monte Carlo Valuation,” which is used for accounting purposes. We encourage you to review the Summary Compensation Table on page 30 and the subsequent tables.

Of the above awards, the Committee granted 100% of the award to Dr. Duroc-Danner and Mr. Fontana in the form of PUs. The Committee granted the other NEOs 50% of their awards in PUs and 50% in RSUs. In determining to grant other NEOs a different equity mix, the Committee noted that the Company was alone among its peers in providing all long-term compensation solely in PUs for the CEO. Further, the Committee considered that a grant of entirely PUs may not be the most effective incentive for all NEOs, depending on such factors as the executive’s career tenure, level of responsibility within the Company, job function, and retention concerns.

The 2013 PUs have a single three-year performance period (2013-2015 combined). The PUs will be settled in registered shares issued under our 2010 Omnibus Incentive Plan, with the actual number of shares to be issued based on a multiple of each executive’s targeted number of PUs. The performance multiplier is based on the Company’s absolute increase in share price, measured as compound annual growth rate (“CAGR”). The following table shows the number of shares each unit will vest into based on our three-year CAGR:

CAGR	Performance Multiplier
20%+	2.0x
15%	1.0x
10%	0.5x
<10%	0.0x

CAGR between 10% and 15% or between 15% and 20% would be interpolated (i.e., CAGR of 18% would yield a multiplier of 1.6x).

Rationale for Certain Grants

As mentioned above, in November 2013 the Company granted Mr. Shivram restricted shares valued at $3.9 million in connection with his joining the Company as its new Executive Vice President and Chief Financial Officer. In doing this, the Committee took into account Mr. Shivram’s career of over 25 years in financial and operational management in the oilfield service industry, including his tenure at a major competitor and member of our peer group, as well as his experience in financial accounting, income taxes, corporate finance, and mergers and acquisitions. The Company determined that Mr. Shivram was ideally suited to address the Company’s challenges, including overcoming its past material weaknesses in income tax accounting, and position the Company for long-term improvement and growth of shareholder value, in terms of higher earnings, cost reduction, capital efficiency, net debt reduction, and acquisition and divestiture activity. The Company acknowledged the considerable value that Mr. Shivram would lose by leaving his former employer, and decided that it was in the Company’s best interest to award Mr. Shivram a “make-whole” award that would replace 100% of the value he was forfeiting by leaving his prior employer, as well as be competitive in the marketplace for talented financial professionals and tie Mr. Shivram’s compensation further to the Company’s financial results and align his position with the Company’s shareholders.

While the shares awarded to Mr. Shivram vested immediately on the effective date of grant (November 6, 2013), they are subject to a three-year lock-up period during which, except as provided in the following sentences, they cannot be sold or otherwise disposed of. The transfer restriction lapses in three equal installments on November 6, 2014, 2015, and 2016, so that on each such date, one-third of the total number of shares becomes free of the restriction. If Mr. Shivram's employment with the Company terminates prior to November 6, 2016 (i) due to death or “disability,” (ii) by Mr. Shivram for “good reason”, or (iii) by the Company for any reason other than “cause,” then, in any such event, the transfer restriction lapses as to all the shares. If Mr. Shivram's employment with the Company terminates prior to November 6, 2016 for any reason other than his death or “disability,” or is terminated by him for any reason other than “good reason” (regardless if the Company disputes the basis of such termination), or by the Company for “cause,” then any transfer restriction that has not previously lapsed will not lapse, and any shares with respect to which the transfer restriction has not lapsed will be forfeited and returned to the Company. (For the meanings of the words in quotation marks, see “Executive Employment Agreements on page 28.”) The Committee believes that these arrangements are suitable for an award of this type, and also serve as a retention mechanism, and concluded that all aspects of the award were reasonable and competitive.

Grants in 2014

In February 2014, the Committee awarded long-term equity incentives of the following values to our NEOs, based on market comparisons:

Executive	2014 Award
Dr. Duroc-Danner	$8,000,000
Mr. Shivram	$3,000,000
Mr. Mehta	$3,000,000
Mr. Jacobson	$—

For each of the officers who received awards, the Committee determined to grant 50% of awards in PUs and 50% in RSUs. This differs from the previous year, when the Committee granted 100% of our CEO’s and COO’s award to each of them in PUs and, for the other executives, 50% in the form of PUs and 50% in RSUs. The Committee made this change in order to align the CEO’s and COO’s mix of long-term incentives with that of the remaining executive team and to more closely reflect the mix of stock awards to our peer group.

The RSUs vest over three years, with 1/3 of the awarded RSUs vesting each year.

The PUs vest over three years, with 1/3 of the awarded number of units vesting (or if the baseline performance goal is not met, being forfeited) each year. Each year’s vesting of PUs is calculated independently so that under-performance in any one year is not offset by over-performance in any other year. The PUs will be settled in registered shares issued under our 2010 Omnibus Incentive Plan, with the actual number of shares to be issued based on a multiple of each executive’s targeted number of PUs. At each vesting point, the number of shares to be issued will be based on the Company’s stock price at the end of the vesting period, i.e., the stock price as of the last trading day of each calendar year 2014, 2015 and 2016. The following table shows how the level of vesting will be calculated:

Performance Goal (a)	Conversion Percentage(b)	Company Stock Price ($ per share) on the last trading day of the calendar year ending(c):
		December 31, 2014	December 31, 2015	December 31, 2016
Less than BSP	0%	<BSP	<BSP	<BSP
10% increase in Stock Price	0% to 50%	≥BSP and <1.10 * BSP	≥BSP and <1.21 * BSP	≥BSP and <1.33 * BSP
15% increase in Stock Price	50% to 100%	≥1.10 * BSP and <1.15 * BSP	≥1.21 * BSP and <1.32 * BSP	≥1.33 * BSP and <1.52 * BSP
20% increase in Stock Price	100% to 200%	≥1.15 * BSP and <1.20 * BSP	≥1.32 * BSP and <1.44 * BSP	≥1.52 * BSP and <1.73 * BSP

(a)Based on closing, or baseline share price (“BSP”), as of December 31, 2013 of $15.49
(b)Will be interpolated for intermediate results within the stock price range shown, up to a maximum of 200%.
(c)Multiplier shown to the nearest hundredth, actual Company stock price set forth in the award agreements will govern.

The Committee believes that linking the results of these long-term incentive awards to the Company’s stock price is appropriate as this approach, to the extent of the awards, aligns the financial interests of the NEOs with those of the Company’s shareholders. The Committee further believes that the stock price is a useful target, since it should reflect in one readily determinable number several of the Company stated objectives, including cost reduction, capital efficiency, net debt reduction, and the disposition of non-core business lines. The Committee believes that the three-year vesting schedule of the RSUs and PUs would require the NEOs to focus on short-term results as well as the Company’s achievements over a longer term. In fact, if the Company’s stock price does not rise and remain above $15.49, the closing price on December 31, 2013, then the PUs provide no value to the NEOs. When setting the applicable stock prices used in the performance goals set forth above, the Committee considered the Company’s one year price targets (as published by various third-party analysts), the cyclical nature of the oil and gas industry, the volatility of the Company’s stock price, and the expected timeline for turnaround of the Company’s financial and operational performance.

Other Share Grants

Due to our suspension of the Executive Deferred Compensation Stock Ownership Plan (“EDC”) in 2008 (see “Retirement Plans-Suspended Deferred Compensation Plan” below), and in order to continue to encourage equity ownership as well as to compensate participants for the loss of this benefit, we grant participants in this plan and certain other executives, including our current NEOs (other than Mr. Shivram as this benefit ceased prior to his employment) and approximately 20 other non-executive senior management and key employees, quarterly grants of shares in an amount to approximate the benefits participants would have received had we not suspended the plan. The table entitled “Grants of Plan-Based Awards in 2013” on page 33 reflects these grants to our current NEOs (other than Mr. Shivram), and these grants are included in the Summary Compensation Table on page 30.

Perquisites

We provide our NEOs with perquisites and other personal benefits that we believe are reasonable and consistent with the practices of our peer group. Perquisites made available to our NEOs include an annual car allowance or the use of a company car and payment of club dues. The amounts of these perquisites are shown in the Summary Compensation Table on page 30 and the related footnotes.

Expatriate Benefits

For our NEOs who are assigned to an international location outside their home country, we also provide reasonable and customary expatriate benefits, including relocation expenses, housing allowance and educational expenses for dependent children. The types and values of perquisites for each NEO are shown in the Summary Compensation Table and notes to that table on page 30.

Dr. Duroc-Danner has declined to accept a housing allowance or educational expenses in connection with his assignment to Switzerland.

We also provide officers who are on international assignment a benefit designed to absorb part of the additional tax burden resulting from their assignment. We believe these benefits are standard in our industry and generally apply to non-management expatriate employees as well. We believe the level of tax benefit provided is reasonable and not excessive. Further, we believe the cost to the Company of providing this benefit is reasonable in light of the benefits we receive in having our officers assigned outside of their home country.

The level of tax benefit we provide to officers assigned to our Swiss headquarters is significantly less than the benefit we provide to non-executive employees on international assignment in other jurisdictions. We use a “hypothetical tax” model in which we deduct a fixed amount from the executive’s cash and equity income and then pay taxes on behalf of the executive in his home country and country of assignment. Many companies use a “tax equalization” method, in which the expatriates’ taxes are calculated based on what they would be in his or her home country if he or she were not on an international assignment, and the company reimburses the expatriate for all taxes above that amount.

For our officers assigned to Switzerland, we generally deduct a 35% hypothetical tax. The effective result is that these officers pay a 35% flat tax on every dollar of income with no deductions and no exemptions. This often results in a higher tax payment by the executive than they would pay in their home country absent the international assignment, so the tax benefit we provide is less than the full tax equalization method employed by many companies in our industry.

Other than Dr. Duroc-Danner, none of our current NEOs receive any expatriate benefits.

Retirement Plans

Discontinued Executive Retirement Plan

Historically, we maintained supplemental executive retirement plans. No new participants have been admitted to the plans since 2006. The original plan was frozen in 2008, and the successor plan was frozen in 2010, following which no additional benefits have accrued to the participants, other than de minimis interest accruals on cash balances.

The only remaining participant in the plan is Dr. Duroc-Danner. In 2010, Dr. Duroc-Danner elected to convert his fully vested cash balance in the plan into approximately 4.4 million notional share units. He will receive these units upon leaving the Company or no later than January 1, 2017 and the value of these units will increase or decrease in direct correlation to the change in our share price. This provides a strong linkage to our share price performance.

Suspended Deferred Compensation Plan

We historically maintained the EDC for our executive officers and certain senior managers and key employees. We suspended the EDC in 2008 such that no new participants may join the plan, participants may not make compensation deferrals to the plan, and we do not make credits under the plan of behalf of participants.

All participants in the plan are fully vested in their plan balances. Shares sufficient to cover all participant accounts are maintained in a trust, and the Company does not expect to incur any further liability on distribution of participant accounts. All amounts under the EDC will be distributed upon the respective participants’ leaving the Company or no later than January 1, 2017. Generally, distributions will be made in registered shares, however, if our previously announced redomestication from Switzerland to Ireland is approved by shareholders, the Company will make distributions in cash pursuant to an amendment to the EDC made in order to comply with Irish law. The redomestication will not, however, affect the timing or amount of distributions.

During 2012, the Committee elected to terminate this plan and make a partial distribution pursuant to it, resulting in the taxable distribution to participants of fully vested balances as of December 31, 2004. The Committee took this action to minimize the ongoing administrative burden of this suspended plan and in anticipation of higher 2013 personal income tax rates for most participants.

The values of the benefits in the EDC and the change in the value of those benefits is set forth under the heading “Nonqualified Deferred Compensation” on page 41.

Other Generally Available Benefits and Other Compensation

Our NEOs are eligible for additional Company-wide benefits on the same basis as other full-time employees. These include a 401(k) plan or other pension plan depending on their jurisdiction, as well as health, medical and welfare programs. We also pay life insurance premiums on their behalf.

Executive Employment Agreements

All of our current NEOs have entered into the same form of employment agreement (the “Executive Employment Agreement”), except that Mr. Shivram’s agreement does not contain a “good reason” termination event for relocation and certain provisions were added to address potential changes in applicable law. Under the terms of the Executive Employment Agreement, if the Company terminates an executive’s employment for any reason other than cause, if the executive terminates his employment for good reason or if the employment is terminated as a result of the executive’s death or disability, the executive will be entitled to receive (i) an amount equal to three (one in the case of death, disability or due to the Company’s non-renewal of the agreement) multiplied by the sum of the annual base salary received by the executive as of the date of termination plus the target level annual bonus that would be payable in the current fiscal year, and (ii) any accrued salary or bonus (pro-rated to the date of termination). In addition, under these circumstances, all dental and health benefits and all other welfare benefits will be maintained for one to three years after termination provided the executive makes his required contribution. We are required to pay legal fees and expenses incurred by the executive in any disputes regarding the Executive Employment Agreement, so long as the executive undertakes to reimburse the Company for such amounts paid if the executive is determined to have acted in bad faith in connection with the dispute.

Benefits potentially payable to our current NEOs under the Executive Employment Agreement are described in greater detail under “Potential Payments upon Termination or Change of Control” beginning on page 34.

Severance Benefits

The severance benefits under the Executive Employment Agreement are not augmented by a change of control and are “double-trigger” arrangements.

The Committee has determined that offering severance benefits (which may be payable in the event of a qualifying termination of employment prior to or following a change of control) is beneficial in recruiting and retaining executives and also encourages the retention of our officers during the pendency of a potential change of control transaction or other organizational changes within the Company. Our severance benefits and protections are intended to provide for the payment of severance benefits to the executive officers in the event their employment with the Company is involuntarily terminated without cause (including in case of death or disability) or they resign for good reason and to encourage the executive officers to continue employment in the event of a potential “change of control.” The Committee believes that these benefits serve to enhance shareholder value and align our officers’ interests with those of our shareholders. While the Executive Employment Agreement provides for severance benefits, the benefits provided by these agreements are generally more limited compared to prior agreements.

The potential payments that each of our current NEOs would have received if a termination of employment had occurred on December 31, 2013 are set forth under the section entitled “Potential Payments Upon Termination or Change of Control” beginning on page 34.

Termination of Employment

The following paragraphs summarize separation compensation paid to former NEOs of the Company.

Peter T. Fontana, formerly the Executive Vice President and Chief Operating Officer of the Company, ceased to be an employee on December 13, 2013. In connection with rights under his Executive Employment Agreement, the Company paid Mr. Fontana accrued vacation of £213,869, a pro-rated 2013 bonus calculated at a target level of £609,381, and an additional amount of £1,281,984 (representing one times the sum of base salary plus annual bonus calculated at a target level), plus a lump sum of £356,804. Further, in settlement of long-term equity-based incentive awards, Mr. Fontana received a gross distribution of 1,031,148 shares of the Company’s stock with respect to RSUs and PUs.

John H. Briscoe, formerly the Senior Vice President and Chief Financial Officer of the Company, ceased to be an employee on September 11, 2013. In connection with rights under his Executive Employment Agreement, the Company paid Mr. Briscoe accrued vacation of $104,996, a pro-rated 2013 bonus calculated at a target level of $455,947, and an additional amount of $4,149,600 (representing three times the sum of base salary plus annual bonus calculated at a target level), plus interest on certain deferred portions estimated at $74,840. Further, in settlement of long-term equity-based incentive awards, Mr. Briscoe received a gross distribution of 203,811 shares of the Company’s stock with respect to RSUs and an additional 288,992 shares with respect to PUs. At the election of Mr. Briscoe, shares were withheld to satisfy the minimum tax withholding requirements. The Company agreed to provide Mr. Briscoe with outplacement services, at a cost of up to $35,000. Mr. Briscoe agreed to provide consulting services to the Company for a period of up to six months after his separation, for which the Company agreed to pay him $11,526 per month.

Nicholas W. Gee, formerly the Executive Vice President - Strategy and Development and Chief Safety Officer of the Company, ceased to be an employee on February 28, 2014. In connection with rights under his Executive Employment Agreement, the Company paid Mr. Gee accrued vacation of CHF51,408, CHF21,134 in lieu of certain insurance benefits, a pro-rated 2014 bonus calculated at a target level of CHF95,881 and an additional amount of CHF3,645,336 (representing three times the sum of base salary plus annual bonus calculated at a target level). Further, in settlement of long-term equity-based incentive awards, Mr. Gee received a gross distribution of 440,084 shares of the Company’s stock with respect to RSUs and PUs. At the election of Mr. Gee, shares were withheld to satisfy his hypothetical tax obligation. In accordance with the Company’s tax procedure for international assignees, the Company will be responsible for Mr. Gee’s tax liability beyond the hypothetical taxes deducted from his cash and equity compensation and will incur the costs related to the preparation of his tax returns.  In addition, the Company agreed to provide Mr. Gee with outplacement services, at a cost of up to $35,000 and Mr. Gee agreed to provide consulting services to the Company after his separation for a transitional period that is currently being negotiated.

Joseph C. Henry, formerly the Senior Vice President and Co-General Counsel of the Company, ceased to be an employee on June 30, 2013. In connection with his separation, the Company paid Mr. Henry accrued vacation of $62,554, a pro-rated 2013 bonus calculated at a target level of $243,360, and an additional amount of $3,082,560 (representing three times the sum of base salary plus annual bonus calculated at a target level), plus interest on certain deferred portions estimated at $108,092. Further, in settlement of long-term equity-based incentive awards, Mr. Henry received a gross distribution of 313,959 shares of the Company’s stock with respect to RSUs and PUs. At the election of Mr. Henry, shares were withheld to satisfy the minimum tax withholding requirements. The Company agreed to provide Mr. Henry with outplacement services, at a cost of up to $35,000. Mr. Henry agreed to provide consulting services to the Company after his separation for a period of up to six months at $19,874 a month; these services were terminated by the Company on October 11, 2013.

Compensation Committee Report

We have reviewed and discussed with management the Compensation Discussion and Analysis contained in this Form 10-K/A. Based on such review and discussions, we have recommended to the Board of Directors that the Compensation Discussion and Analysis be included in this Form 10-K/A.

•	Mr. John D. Gass

•	Mr. William E. Macaulay (Chairman)

•	Mr. Robert K. Moses, Jr.

•	Dr. Guillermo Ortiz

Compensation Committee Interlocks and Insider Participation

The Compensation Committee’s current members are Dr. Ortiz and Messrs. Gass, Macaulay (Chairman) and Moses, all of whom are independent, non-employee directors. None of the current Compensation Committee members has served as an officer or employee of the Company.

Summary Compensation Table

This table shows the total compensation paid for the years ended December 31, 2013, 2012 and 2011 to our NEOs. Information is not provided for 2011 for Messrs. Mehta and Briscoe and for 2011 and 2012 for Messrs. Shivram and Henry because they were not NEOs in those years.

Name and Principal Position	Year	Salary ($)	Non Equity Incentive ($)(g)	Bonus ($)	Stock Awards ($)(h)	Change in Actuarial Value of Pension Benefit and Nonqualified Deferred Compensation Earnings ($)(i)	All Other Compensation ($)(j)	Total ($)
Bernard J. Duroc-Danner Chairman of the Board, President and Chief Executive Officer(a)	2013	1,901,171	2,506,046	—	7,742,425	—	1,008,245	13,157,887
	2012	1,879,974	447,552	—	235,727	1,557,892	3,056,231	7,177,376
	2011	1,992,275	—	1,535,818	9,890,504	2,205,191	1,693,433	17,317,221
Krishna Shivram Executive Vice President and Chief Financial Officer(b)	2013	116,477	120,822	300,000	3,936,649	—	4,327	4,478,275
Dharmesh Mehta Executive Vice President and Chief Operating Officer	2013	699,167	750,750	250,000	2,919,787	—	23,840	4,643,544
	2012	620,000	111,600	—	3,614,101	—	23,160	4,368,861
William B. Jacobson Senior Vice President, Co-General Counsel and Chief Compliance Officer	2013	1,000,000	525,000	—	2,099,232	—	25,169	3,649,401
	2012	1,000,000	93,600	—	2,786,086	—	18,306	3,897,992
	2011	1,000,000	—	—	1,783,222	—	13,606	2,796,828
Nicholas W. Gee Former Executive Vice President -Strategy and Development and Chief Safety Officer(c)	2013	646,352	649,812	—	2,863,476	—	1,149,854	5,309,494
	2012	594,778	106,440	—	3,619,045	—	876,689	5,196,952
	2011	548,093	—	402,339	2,110,149	—	197,367	3,257,948
John H. Briscoe Former Senior Vice President and Chief Financial Officer(d)	2013	504,933	—	—	2,653,058	—	4,846,217	8,004,208
	2012	659,091	126,000	—	2,523,801	—	25,579	3,334,471
Peter T. Fontana Former Executive Vice President and Chief Operating Officer(e)	2013	945,991	—	—	4,828,588	—	4,637,959	10,412,538
	2012	976,586	187,550	—	7,785,879	—	600,954	9,550,969
	2011	895,135	—	824,940	6,496,518	—	583,882	8,800,475
Joseph C. Henry Former Senior Vice President and Co-General Counsel(f)	2013	266,933	—	—	2,004,295	—	3,585,287	5,856,515

(a)
Dr. Duroc-Danner’s salary for 2011, 2012 and 2013 was CHF 1,760,000. The change in value reflected above relates to changes in the USD-CHF exchange rate. Amounts shown in table represent the CHF salary translated to USD at the rate on the respective dates of payment.

(b)	Mr. Shivram joined the Company in November 2013.

(c)
Mr. Gee’s 2012 and 2013 salary was denominated and paid in CHF. Amounts shown in table represent the monthly CHF salary translated to USD at the average exchange rate for each applicable month of the year. Mr. Gee left the Company effective February 28, 2014.

(d)	Mr. Briscoe left the Company effective September 11, 2013.

(e)
Mr. Fontana’s 2012 and 2013 salary was denominated and paid in British Pounds (GBP). Amounts shown in the table represent the monthly GBP salary translated to USD at the average exchange rate for each applicable month of the year. Mr. Fontana retired from the Company effective December 13, 2013.

(f)	Mr. Henry left the Company effective June 30, 2013.

(g)
Values for 2012 relate to the Company’s safety performance exceeding the Superior target as prescribed in the 2012 ICP. Values for 2013 relate to the Company’s capital efficiency exceeding the Superior target and its safety performance meeting or surpassing the Target level as prescribed in the 2013 ICP. Amounts showing in this column for 2013 and 2012 were paid in 2014 and 2013, respectively, but relate to the 2013 and 2012 fiscal years, respectively. For amounts paid in a currency other than USD, the payment was converted to USD, for purposes of this disclosure, using the appropriate foreign exchange rate as of the applicable payment dates.

(h)
Assumptions used in the calculation of these amounts are included in footnote 15 to our audited financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2013. For the PUs granted during 2013, the value of the award at the grant date, assuming that the highest level of performance conditions will be achieved, are as follows:

Executive	Maximum Payout ($)
Bernard J. Duroc-Danner	$16,000,000
Dharmesh Mehta	$2,900,000
William B. Jacobson	$2,000,000

(i)
This increase in actuarial value does not reflect additional compensation paid, but rather reflects an increase in the year-over-year present value of the actuarial benefit. This increase in actuarial value is presented as required by SEC regulations. No additional benefits accrued under the executive retirement plans for Dr. Duroc-Danner in 2011, 2012 or 2013. For information on the retirement plans and the freezing of these plans, see “Retirement Plans-Discontinued Executive Retirement Plan” in the Compensation Discussion and Analysis section of this Form 10-K/A. For more information on the present value of the pension benefit, see “Pension Benefits” below.

(j)	All Other Compensation for 2013 consists of the following:

	Car/Car Allowance ($)	Club Membership Dues ($)	Consulting Fees	Matching Contributions under 401(k) and Other Contribution Plans ($)(1)	Life Insurance Premiums ($)	Expatriate			Termination Pay ($)(3)
						Relocation Pay and Geographic Differential ($)	Housing, Schooling and Other ($)	Net Taxes Paid ($)(2)
Duroc-Danner	4,838	5,659	—	42,641	3,371	665,410	8,154	278,172	—
Shivram	1,677	—	—	—	2,650	—	—	—	—
Mehta	10,800	—	—	10,200	2,840	—	—	—	—
Jacobson	10,800	—	—	10,200	4,169	—	—	—	—
Gee	19,418	—	—	32,429	2,119	290,858	214,815	590,215	—
Briscoe	7,560	4,923	34,578	10,200	3,573	—	—	—	4,785,383
Fontana	—	—	—	49,800	2,255	283,797	241,104	—	4,061,003
Henry	5,400	5,630	66,674	10,041	976	—	—	—	3,496,566

(1)
Dr. Duroc-Danner is, and Mr. Gee was, a participant in the Weatherford International Ltd. Swiss Pension Plan. Mr. Fontana was a participant in the Global Retirement Savings Plan. Messrs. Shivram, Mehta and Jacobson are, and Messrs. Briscoe and Henry were, participants in the U.S. 401(k) plan. Amounts shown represent Company contributions to those plans.

(2)
Net Taxes Paid represents the difference between cash taxes paid on behalf of the executive during the year and amounts withheld from the executive’s compensation for taxes during the year. Taxes paid by the Company to a taxing authority in 2013 with respect to taxes on income earned in previous years are shown in 2013.

(3)	For details of termination pay, see “Termination of Employment” in this Form 10-K/A.

Grants of Plan-Based Awards in 2013

The following table provides information regarding plan-based awards granted in 2013 to the NEOs.

Name	Grant Date		Estimated Possible Payouts Under Non-Equity Incentive Plan Awards(1)			Estimated Future Payouts Under Equity Incentive Plan Awards			All Other Stock Awards: Number of Restricted Shares/Units (#)	Grant Date Fair Value of Share Awards ($)(2)
			Threshold ($)	Target ($)	Superior ($)	Threshold (#)	Target (#)	Maximum (#)
Bernard J. Duroc-Danner	Jan 2								5,450	61,476
	Mar 7		1,115,822	2,231,645	4,463,290
	Mar 7	(3)				343,938	687,876	1,375,752		7,435,940
	Apr 1								9,632	117,029
	July 1								4,525	62,581
	Oct 1								4,090	65,399
Krishna Shivram	Nov 6		57,534	115,068	230,137
	Nov 6								231,024	3,936,649
Dharmesh Mehta	Jan 2								2,112	23,823
	Mar 7		357,500	715,000	1,430,000
	Mar 7	(3)				62,339	124,678	249,356		1,347,769
	Mar 7								124,678	1,450,005
	Apr 1								3,373	40,982
	Jul 1								2,023	27,978
	Oct 1								1,828	29,230
William B. Jacobson	Jan 2								3,406	38,420
	Mar 7		250,000	500,000	1,000,000
	Mar 7	(3)				42,993	85,985	171,970		929,498
	Mar 7								85,985	1,000,006
	Apr 1								4,222	51,297
	Jul 1								2,829	39,125
	Oct 1								2,557	40,886
Nicholas W. Gee	Jan 2								2,057	23,203
	Mar 7		288,888	577,777	1,155,553
	Mar 7	(3)				61,264	122,528	245,056		1,324,528
	Mar 7								122,528	1,425,001
	Apr 1								3,175	38,576
	Jul 1								1,832	25,337
	Oct 1								1,678	26,831
John H. Briscoe	Mar 7		327,600	655,200	1,310,400
	Mar 7	(3)				59,115	118,229	236,458		1,278,055
	Mar 7								118,229	1,375,003
Peter T. Fontana	Jan 2								3,384	38,172
	Mar 7		481,116	962,232	1,924,464
	Mar 7	(3)				214,962	429,923	859,846		4,647,468
	Apr 1								5,175	62,876
	Jul 1								2,801	38,738
	Oct 1								2,585	41,334
Joseph C. Henry	Jan 2								1,772	19,988
	Mar 7		243,360	486,720	973,440
	Mar 7	(3)				42,993	85,985	171,970		929,498
	Mar 7								85,985	1,000,006
	Apr 1								2,769	33,643
	Jul 1								1,530	21,160

(1)
Represents potential payments for the year ended December 31, 2013 under the terms of the Weatherford International Ltd. Non-Equity Incentive Compensation Plan. See “Our Executive Compensation Program-Annual Incentive Compensation” in the Compensation Discussion and Analysis section of this Form 10-K/A for more information. Mr. Shivram is prorated based on the date that he joined the company on November 6, 2013.

(2)
The grant date fair value of each of the awards was based on the Company’s closing share price on the date of the grant for restricted share unit awards and, for performance unit awards, a calculated fair value derived using a Monte Carlo valuation model.

(3)
The amounts shown represent the aggregate threshold, target and maximum payment levels with respect to the grant of PUs tied to total shareholder return over the performance period. The number of shares shown in the “Threshold” column reflects the lowest possible payout (other than zero), representing 50% of the number of performance units granted. If performance is below the threshold, no shares are paid. The number of shares shown in the “Target” column reflects a payout of 100% of the number of performance units granted. The number of shares shown in the “Maximum” column reflects the highest possible payout of 200% of the number of PUs granted.

Potential Payments Upon Termination or Change of Control

The following summarizes the potential payments upon termination or change of control to our NEOs as of December 31, 2013. The potential payments described in this section assume the triggering event occurred on December 31, 2013. No information is provided in this section with regard to potential payments to certain persons listed as NEOs in this Form 10-K/A if such NEOs received payments pursuant to their Employment Agreements and such actual amounts are described in this Form 10-K/A separately under “Compensation Discussion and Analysis-Termination of Employment.”

Executive Employment Agreements

Under the terms of our Executive Employment Agreements with Dr. Duroc-Danner and Messrs. Shivram, Mehta, and Jacobson, if their employment is terminated, whether as a result of death, “disability,” “good reason,” “cause” or otherwise (each term as defined in the Executive Employment Agreements), the NEO (or his estate) will generally be entitled to receive the following compensation:

•	any unpaid salary and accrued vacation earned through the date of termination of employment (the “Earned Unpaid Salary”);

•
all benefits to which the executive is entitled or vested (or becomes entitled or vested as a result of termination) under the terms of all employee benefit and compensation plans, agreements, arrangements, programs, policies, practices, contracts or agreements in which the executive was a participant at the time of termination (the “Benefits Payment”);

•	an amount equal to the annual bonus amount that would be payable in the year of termination (pro-rated to the date of termination) based on actual performance for the fiscal year;

•
an amount equal to the sum of the base salary at the time of termination added to the target bonus amount (that would be payable in the year of termination), multiplied by three in the event of a termination by us other than for cause or by the executive for good reason (other than non-renewal, as defined below) and multiplied by one in the case of a termination due to death, disability or for a termination for good reason due to the Company’s non-renewal of the agreement (the “Salary and Bonus Payment”);

•
any benefits payable under our retirement plans as of the date of termination (the “Retirement Plan Payment”). (For more information regarding our retirement plans, see the “Pension Benefits” section in this Form 10-K/A and “Retirement Plans” in the Compensation Discussion and Analysis section in this Form 10-K/A);

•
all dental and health benefits under any plans that are provided to the NEO and his or her family prior to termination would be maintained after termination for a period of one to three years or such longer period as the plans may require, provided the NEO makes his required contribution and that such benefits are secondary to any benefits offered by another employer (the “Healthcare Benefit”); and

•
up to a maximum of $35,000 for outplacement services for the NEO, the provider of which would be selected and paid directly by us (the “Outplacement Benefit”) for a period not extending beyond the last day of the second taxable year following the taxable year in which the NEO’s termination occurs.

Under the Executive Employment Agreements, we will make required payments (other than the pro-rata bonus payment for the year of termination, which will be paid at the time bonus payments for that year would normally be paid) within 30 days after the date of the participant’s section 409A separation from service with the Company. However, if the participant is a section 409A specified employee, these payments will be made on the date that is six months following date of such separation from service with such payments (along with the Retirement Plan Payment) bearing interest at the prime rate per annum as of the date of termination.

The Executive Employment Agreements provide that if the employee is a participant in our now frozen retirement plan (which only applies to Dr. Duroc-Danner), he will be entitled to a “gross up payment” that is limited solely to the payments of penalties, excise or other taxes incurred by him pursuant to Section 457A of the Code with respect to accrued benefits under our retirement plans. The Company does not believe that Section 457A would impose any such penalties, excise or other taxes. The Executive Employment Agreements expressly exclude gross-ups previously provided under those retirement plans. The Executive Employment Agreements do not provide for any other type of “gross up payments.”

Under the Executive Employment Agreements:

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

(ii)
“disability” is defined as the absence of the executive from his duties on a substantial basis for 120 calendar days as a result of incapacity due to mental or physical illness. If we determine that the executive is disabled, the NEO has 30 days from the date of our notice to the executive of intent to terminate employment by reason of disability to return to full-time performance of his duties. The executive may terminate his employment for disability if a physician selected by the executive determines that a disability has occurred.

(iii)	“good reason” generally means the occurrence of any of the following:

•
the assignment to the executive of any position, authorities, duties or responsibilities that are materially inconsistent with the executive’s position, authorities, duties or responsibilities as provided in the Executive Employment Agreement or any other action that results in a material diminution of the executive’s position, authorities, duties or responsibilities;

•	a relocation of the executive (a provision not included in Mr. Shivram’s agreement);

•	a material breach by the Company of the Executive Employment Agreement;

•	the Company’s giving of notice that the Executive Employment Agreement term will not be extended (“non-renewal”); or

•	the failure by the Company to require any successor to perform the Executive Employment Agreement between the executive and the Company.

•
After a change of control or other transaction in which our registered shares cease to be publicly traded, “good reason” also will be deemed to exist if the executive is assigned to any position, authority, duties or responsibilities that are not at the ultimate parent company of the surviving entity.

(iv)	“change of control” is generally deemed to occur if:

•	any person acquires 20% or more of our registered shares;

•	at least two-thirds of the members of the current Board of Directors cease to be directors other than in specified circumstances;

•
upon the consummation of a merger or similar transaction other than (1) a transaction in which the shareholders beneficially owning the registered shares outstanding immediately prior to the transaction represent at least two-thirds of the voting power immediately after the transaction, (2) a transaction in which no person owns 20% or more of the outstanding registered shares or voting power of the surviving entity, and (3) a transaction in which at least two-thirds of the members of the surviving entity are current members of the Board of Directors at the time the transaction was approved; or

•
approval or adoption by the Board of Directors or our shareholders of a plan or proposal which could result directly or indirectly in the liquidation, transfer, sale or other disposal of all or substantially all of the Company’s assets or a dissolution of the Company.

The Executive Employment Agreements contain a confidentiality provision. In no event, however, will an asserted violation of the confidentiality provision constitute a basis for deferring or withholding any amounts otherwise payable to the NEO under the Executive Employment Agreement.

Similarly, the Executive Employment Agreements contain non-competition and non-solicitation provisions which are generally applicable for one year from when the NEO ceases to be employed. The non-competition restrictions do not apply if the NEO terminates employment for any reason within one year following a change of control. Additionally, if the NEO voluntarily terminates employment other than for good reason, the non-competition restrictions shall apply only if (i) the Company notifies the NEO of its intent to enforce the non-competition provisions within 15 days following the NEO’s separation from service and (ii) the Company pays the NEO a lump sum amount equal to the sum of the annual base salary received by the NEO as of the date of termination and the NEO’s target annual bonus for the fiscal year during which the termination occurs.

We are required to pay legal fees and expenses incurred by the executive in any disputes regarding his employment agreement, so long as the executive undertakes to reimburse the Company for such amounts paid if the executive is determined to have acted in bad faith in connection with the dispute.

Previously Earned and Fully Vested Deferred Compensation

On termination of an NEO for any reason, the NEO would be entitled to a distribution of previously earned and fully vested deferred compensation, which is distributable in Company shares, cash or other investments pursuant to the applicable plan.

Accordingly, previously earned and fully vested deferred compensation would become distributable under our EDC and SERP, which is distributable in Company shares. The following table sets forth the dollar value as of December 31, 2013 of such previously earned and fully vested deferred compensation for our current NEOs.

Name	$ Value of Shares to be Distributed
Bernard J. Duroc-Danner	70,456,079
Krishna Shivram	—
Dharmesh Mehta	52,201
William B. Jacobson	—

Termination for Good Reason, by Us After a Change of Control or by Us Other Than for Cause

The following table describes cash payments that would have been payable under the Executive Employment Agreements with respect to our current NEOs if an NEO’s employment had been terminated by the NEO for good reason (other than as a result of non-renewal of the employment agreement), by the Company after a change of control (a “double-trigger”) or by the Company other than for cause, in each case assuming the termination had occurred on December 31, 2013. Amounts payable as a result of termination upon death, disability or termination by the executive for good reason as a result of non-renewal are set forth in additional detail below under “Termination Upon Death, Disability or For Good Reason as a Result of Non-Renewal.”

Name	Termination Obligations ($)(1)	Other Payment ($)(2)	Total ($)
Bernard J. Duroc-Danner	15,746,463	252,788	15,999,251
Krishna Shivram	4,678,515	75,088	4,753,603
Dharmesh Mehta	5,109,500	81,912	5,191,412
William B. Jacobson	5,101,923	81,656	5,183,579

(1)	Represents accrued vacation, prorated bonus and Salary and Bonus Payment.

(2)	Represents contractual interest on payments deferred for six months in accordance with Section 409A.

In addition to the cash payments described above, the current NEOs would have been entitled to receive certain non-cash compensation. The value of that non-cash compensation is set forth in the table below (referred to in this Form 10-K/A as the “Non-Cash Compensation Table”).

Name	$ Value of Equity Awards	$ Value of Healthcare Benefit
Bernard J. Duroc-Danner	21,310,398	476,439
Krishna Shivram	—	34,560
Dharmesh Mehta	6,946,289	12,384
William B. Jacobson	5,270,488	39,600

There are no additional rights granted to executives under the Executive Employment Agreements as a result of a change of control, other than providing that an executive can terminate his Executive Employment Agreement in connection with a change of control for a material diminution of the executive’s position, authority, duties or responsibilities (which will constitute good reason). Further, the Executive Employment Agreements provide that the Company will require any successor to all or substantially all of the Company’s business and/or Company’s assets to expressly assume and agree to perform the Executive Employment Agreement in the same manner and to the same extent that the Company would be required to perform it if no such succession had taken place. Failure of the Company to obtain such assumption and agreement at or prior to the effectiveness of any such succession will entitle the NEO to compensation from the Company in the same amount and on the same terms as the executive would be entitled if the executive were to terminate employment for good reason after a change of control, except that, (i) for purposes of implementing the foregoing, the date on which any such succession becomes effective will be deemed the date of termination and (ii) the Company will be given the opportunity to cure the foregoing.

The equity plans and related grant and award agreements in which our NEOs participate generally provide for the vesting of relevant grants and awards and acceleration of certain benefits upon a change of control. For certain outstanding option awards, our Board has the discretion upon a change of control whether to accelerate the vesting of the outstanding award, or require the award to be substituted or otherwise adjusted.

Termination Upon Death, Disability or For Good Reason as a Result of Non-Renewal

In the event of a current NEO’s death, disability or termination by the executive for good reason as a result of non-renewal, he (or his estate) would be entitled to receive the compensation described above in “Termination for Good Reason, by Us After a Change of Control or by Us Other than for Cause,” except that:

•	the Salary and Bonus Payment would be reduced to a multiple of one times the officer’s salary and target bonus;

•	the NEO’s estate would receive life insurance proceeds in the amount of up to one times (two times in the case of Dr. Duroc-Danner) his salary or salary bracket, up to a maximum of $2,000,000;

•	if applicable, the NEO’s estate would receive accidental death and dismemberment proceeds in the amount of two times his salary, up to a maximum of $2,000,000; and

•	if applicable, the NEO’s estate would receive business travel accident proceeds in the amount of four times his salary, up to a maximum of $1,000,000.

The following table describes cash payments that would be required to be made under the Executive Employment Agreements with respect to our current NEOs and under our retirement plans in the event of an NEO’s death, disability or termination by the executive for good reason as a result of non-renewal. The amounts shown for such person in the table include amounts earned through such time and are estimates of the amount that would be paid out to the NEO upon termination. The actual amounts to be paid out can only be determined at the time of, and depend upon the circumstances surrounding, termination.

Name	Termination Obligations ($)(1)	Other Payment ($)(2)	Total ($)
Bernard J. Duroc-Danner	7,038,181	111,278	7,149,459
Krishna Shivram	1,678,515	26,338	1,704,853
Dharmesh Mehta	2,249,500	35,437	2,284,937
William B. Jacobson	2,101,923	32,906	2,134,829

(1)	Represents accrued vacation, prorated bonus and Salary and Bonus Payment.

(2)	Represents contractual interest on payments deferred for six months in accordance with Section 409A.

In addition to the payments set forth above, the NEO would also receive:

•	any unpaid salary through the date of termination;

•	all compensation set forth in the Non-Cash Compensation Table (Healthcare Benefit reduced to one year);

•
in the event of an NEO’s death, his estate would be entitled to the following life insurance proceeds: Dr. Duroc-Danner $2,000,000, Mr. Shivram $750,000, Mr. Mehta $750,000 and Mr. Jacobson $1,000,000;

•
in the event of an NEO’s accidental death or dismemberment due to employment, the NEO or his estate would be entitled to the following proceeds: Dr. Duroc-Danner $2,000,000, Mr. Shivram $1,500,000, Mr. Mehta $1,500,000 and Mr. Jacobson $2,000,000; and

•	in the event of an NEO’s death due to an accident while traveling on company business, his estate would be entitled to $1,000,000.

Termination for Cause or Voluntary Termination

No other special or additional payments are payable to any of the NEOs under the Executive Employment Agreements in the event of a termination for “cause” or voluntary termination of employment by the NEO for other than “good reason.”

Outstanding Equity Awards at December 31, 2013

The following table provides information about the number of outstanding equity awards held by our NEOs at December 31, 2013.

Name	Option Awards				Stock Awards
	Number of Securities Underlying Unexercised Options (#) Exercisable(1)		Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Shares That Have Not Vested (#)		Market Value of Shares or Units of Shares That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have not Vested (#)(2)		Equity Incentive Plan Awards: Market or Payment Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)(2)
Bernard J. Duroc-Danner	785,352	(3)	5.94	09/25/2015	—		—	—		—
	370,000		8.79	12/17/2016	—		—	—		—
	336,650		20.05	02/28/2016	—		—	—		—
	—		—	—	—		—	155,214	(4)	2,404,265
	—		—	—	—		—	343,938	(5)	5,327,600
Krishna Shivram(6)	—		—	—	—		—	—		—
Dharmesh Mehta	—		—	—	6,000	(7)	92,940	—		—
	—		—	—	6,667	(8)	103,272	—		—
	—		—	—	61,736	(9)	956,291	—		—
	—		—	—	124,678	(10)	1,931,262	—		—
	—		—	—	—		—	23,151	(11)	358,609
	—		—	—	—		—	23,151	(11)	358,609
	—		—	—	—		—	62,339	(5)	965,631
William B. Jacobson	—		—	—	258	(12)	3,996	—		—
	—		—	—	419	(13)	6,490	—		—
	—		—	—	834	(14)	12,919	—		—
	—		—	—	443	(15)	6,862	—		—
	—		—	—	484	(12)	7,497	—		—
	—		—	—	478	(13)	7,404	—		—
	—		—	—	766	(16)	11,865	—		—
	—		—	—	9,427	(17)	146,024	—		—
	—		—	—	990	(15)	15,335	—		—
	—		—	—	514	(18)	7,962	—		—
	—		—	—	61,936	(9)	959,389	—		—
	—		—	—	454	(19)	7,032	—		—
	—		—	—	570	(20)	8,829	—		—
	—		—	—	597	(13)	9,248	—		—
	—		—	—	1,362	(21)	21,097	—		—
	—		—	—	85,985	(22)	1,331,908	—		—
	—		—	—	1,688	(23)	26,147	—		—
	—		—	—	565	(12)	8,752	—		—
	—		—	—	511	(13)	7,915	—		—
	—		—	—	—		—	14,141	(4)	219,044
	—		—	—	—		—	12,703	(11)	196,769
	—		—	—	—		—	12,703	(11)	196,769
	—		—	—	—		—	42,993	(5)	665,962
Nicholas W. Gee	—		—	—	207,210	(24)	3,209,683	—		—
	—		—	—	—		—	125,501	(25)	1,944,010
John H. Briscoe(26)	—		—	—	—		—	—		—
Peter T. Fontana(27)	—		—	—	—		—	—		—
Joseph C. Henry(28)	38,000		10.79	06/15/16	—		—	—		—

(1)	As the Company no longer grants options and due to the passage of time, all outstanding options are exercisable and none are subject to further vesting requirements.

(2)	The number of performance units reported and the payout value reported are based on achieving the threshold performance level.

(3)	Option has been transferred to a family limited partnership for estate planning purposes.

(4)	Performance units vested on January 1, 2014.

(5)	Performance units vest on January 1, 2016.

(6)	Mr. Shivram joined the Company in November 2013 and did not have any unvested shares or performance units as of December 31, 2013.

(7)	Half of these restricted shares vested on February 2, 2014, and half will vest on February 2, 2015.

(8)	Restricted share units vested on April 12, 2014.

(9)	Half of these restricted share units vested on March 23, 2014, and half will vest on March 23, 2015.

(10)	One-third of the restricted share units vested on March 7, 2014 and one-third will vest on each of March 7, 2015 and 2016.

(11)	Performance units vest on January 1, 2015.

(12)	Restricted share units vest on July 1, 2014.

(13)	Restricted share units vest on October 1, 2014.

(14)	Half of the restricted share units vested on January 4, 2014, and half will vest on January 4, 2015.

(15)	The restricted share units vested on April 1, 2014.

(16)	Half of the restricted share units vested on January 3, 2014, and half will vest on January 3, 2015.

(17)	The restricted share units vested on February 15, 2014.

(18)	The restricted share units vested on January 3, 2014.

(19)	The restricted share units vested on April 2, 2014.

(20)	The restricted share units vest on July 2, 2014.

(21)	Half of the restricted share units vested on January 2, 2014, and half will vest on January 2, 2015.

(22)	One third of the restricted share units vested on March 7, 2014, and one third will vest on each of March 7, 2015 and 2016.

(23)	Half of the restricted share units vested on April 1, 2014, and half will vest on April 1, 2015.

(24)
The restricted share units were scheduled to vest during the period January 2, 2014, through April 1, 2016, however all unvested units vested on February 28, 2014, in connection with Mr. Gee’s separation from the Company.

(25)
The performance units were scheduled to vest during the period January 1, 2014, through January 1, 2016, however all eligible units vested on February 28, 2014, in connection with Mr. Gee’s separation from the Company.

(26)	Mr. Briscoe left the Company on September 11, 2013. All of his share and unit awards vested in connection with his separation.

(27)	Mr. Fontana left the Company on December 13, 2013. All of his share and unit awards vested in connection with his separation.

(28)	Mr. Henry left the Company on June 30, 2013. All of his share and unit awards vested in connection with his separation.

Option Exercises And Restricted Shares/Units Vested in 2013

The following table provides information about restricted shares or RSUs that vested, and the value realized on exercise and vesting by our NEOs during 2013. No options were exercised by our NEOs in 2013.

Name	Restricted Share and Restricted Share Unit Awards
	Number of Shares/ Units Acquired on Vesting (#)	Value Realized On Vesting ($)(a)
Bernard J. Duroc-Danner	23,697	306,485
Krishna Shivram	231,024	3,936,649
Dharmesh Mehta	49,870	601,494
William B. Jacobson	81,107	989,372
Nicholas W. Gee	60,625	749,759
John H. Briscoe	514,852	8,010,723
Peter T. Fontana	1,149,588	16,604,722
Joseph C. Henry	349,835	4,732,540

(a)	Calculated using the closing price on date of vesting.

Pension Benefits

The following table and the information below it contain information regarding the SERP at December 31, 2013. Of our NEOs, only Dr. Duroc-Danner participates in the SERP. As described in the Compensation Discussion and Analysis section in this Form 10-K/A, the SERP has been suspended, and further benefit accruals under the SERP were frozen effective March 31, 2010. In May 2010, Dr. Duroc-Danner elected to convert his accrued pension benefit into approximately 4.4 million notional share units. Therefore, the actual benefit payable to Dr. Duroc-Danner on departure is that number of shares, not the amount reflected below. The actuarial value of the retirement benefit as of December 31, 2013 (using the same assumptions used for financial reporting purposes, with the exception of retirement age) is as follows:

Name	Actuarial Present Value of Accumulated Benefit($)(1)	Payments During Last Fiscal Year ($)
Bernard J. Duroc-Danner	70,970,599	—

(1)
Value was determined using the projected unit credit actuarial cost method. The present value number, however, does not reflect the actual value of the eventual payment of these benefits as the payment will be in shares. As Dr. Duroc-Danner has reached retirement age according to plan calculations, there is no further discount to be applied. As a result, the amount above reflects the full benefit value in accordance with pension accounting.

For more information on our retirement plans, see “Retirement Plans” on page 27 of this Form 10-K/A.

Nonqualified Deferred Compensation

We terminated the EDC in May 2012. As a result of the termination of the EDC, participants who had accrued benefits under the EDC prior to December 31, 2004, including Dr. Duroc-Danner, received a partial distribution of shares in May 2012 in respect of their accrued benefits. All remaining amounts in the EDC will be payable to participants upon the occurrence of triggering events under the plan and, in any event, no later than January 1, 2017.

We suspended the EDC in 2008 because of uncertainties concerning the application of Code Section 457A, and no further benefits have accrued to participants since that time. All participants in the EDC are fully vested in their plan balances. Shares sufficient to cover all participant accounts are maintained in a trust, and the Company does not expect to incur any further liability on distribution of participant accounts.

The following table and the information below it contain information regarding the NEOs who were participants under our deferred compensation plans in 2013.

Name	Executive Contributions in 2013 ($)(1)	Registrant Contributions in 2013 ($)(1)	Aggregate Earnings in 2013 ($)(2)	Aggregate Withdrawals/Distributions ($)	Aggregate Balance at 12/31/13 ($)(3)
Bernard J. Duroc-Danner	—	—	650,500	—	2,343,312
Dharmesh Mehta	—	—	14,491	—	52,201
Peter T. Fontana(4)	—	—	19,287	(80,586)	—
Joseph C. Henry(5)	—	—	65,762	(236,104)	—

(1)	As the EDC has been suspended since 2008, there were no executive or company contributions made during 2013, and, as a result, no corresponding amounts reported in the 2013 Summary Compensation Table.

(2)	Amounts represent stock price appreciation based on normal share price fluctuation as experienced by all company shareholders.

(3)
The total current value at December 31, 2013 of the deferred salary of $2,343,312 for Dr. Duroc-Danner was comprised of executive contributions of $781,099 and Company contributions of $1,562,213 that were included as compensation in the Summary Compensation Table in previous years (before 2009). The total current value at December 31, 2013 of the deferred salary of $52,201 for Mr. Mehta was comprised of executive and Company contributions made prior to Mr. Mehta becoming an NEO and are therefore not disclosed herein.

(4)	Mr. Fontana received a gross distribution of 5,478 shares in 2013 in conjunction with his departure from the Company.

(5)	Mr. Henry received a gross distribution of 15,222 shares in 2013 in conjunction with his departure from the Company.

Board Compensation

We use a combination of cash and share-based incentive compensation to attract and retain qualified candidates to serve on the Board. In setting director compensation, we consider the significant amount of time that directors expend in fulfilling their duties to the Company, as well as the level of knowledge and experience that we require of members of our Board. Our Corporate Governance and Nominating Committee is responsible for reviewing and structuring our compensation policy regarding fees and compensation paid and granted to our directors.

L&A has been retained by the Corporate Governance and Nominating Committee as an independent compensation consultant to advise the Committee on the appropriate compensation for the Board. L&A annually assists the Corporate Governance and Nominating Committee by providing comparative market data on board compensation practices and programs based on an analysis of publicly available information on our peer group (see “Peer Group” in the Compensation Discussion and Analysis section in this Form 10-K/A) and U.S. industry practices.

Directors’ Fees

Non-employee Directors are paid the following fees:

•	$5,000 for each Board meeting attended;

•	$2,000 for each committee meeting attended;

•	$60,000 as an annual retainer;

•	$20,000 as an additional annual retainer for the Audit Committee chairman;

•	$10,000 as an additional annual retainer for each Audit Committee member;

•	$15,000 as an additional annual retainer for the Compensation Committee chairman;

•	$10,000 as an additional annual retainer for the Corporate Governance and Nominating Committee chairman;

•	$15,000 as an additional annual retainer for the Health, Safety and Environment Committee chairman; and

•	$20,000 as an additional annual retainer for the Presiding Director.

Annual retainers are paid quarterly. We do not compensate Dr. Duroc-Danner for his service on the Board.

Restricted Share Unit Awards

On September 27, 2013, we granted each of our non-employee directors 12,000 restricted share units pursuant to our 2010 Omnibus Incentive Plan. The awards vest in three equal annual installments, beginning on September 27, 2014, subject to earlier vesting in the event of the death or disability of the director or a change of control of the Company. In addition, on June 20, 2013, we granted to each of Messrs. Gass and Kalman 7,174 restricted share units, in connection with their joining our Board, which vest in two equal installments on June 20, 2015 and 2017, also subject to earlier vesting in the aforesaid circumstances. The Corporate Governance and Nominating Committee believes that providing a majority of the overall Board compensation in the form of our registered shares aligns the interests of our directors with those of our shareholders.

Non-Employee Director Deferred Compensation Plan (Suspended)

The Weatherford International Ltd. Non-Employee Director Deferred Compensation Plan was suspended effective December 31, 2008 because of changes in tax laws. While the plan is suspended, amounts are still payable to participants on the occurrence of triggering events under the plan.

Prior to the suspension of this plan, each of our non-employee directors (other than Messrs. Gass and Kalman and Dr. Ortiz and Sir Emyr, who are not participants in the plan) elected to defer 7.5% of the fees paid by us and to have his distribution paid on the first day of the calendar quarter coincident with or next following the date of his cessation of service with the Board. In any event, all benefits under the plan will be distributed no later than January 1, 2017. The amount of the distribution will be a number of registered shares equal to the number of units in the director’s account at the time of the distribution.

Non-Employee Director Retirement Plan (Discontinued)

After the merger of EVI, Inc. and Weatherford Enterra in June 1998, we discontinued this plan. Mr. Moses is the only current director who was fully vested and eligible to participate in this plan at the time of the plan’s discontinuance. Mr. Moses had over 10 years of credited service on the Board of Weatherford Enterra at the time the plan was discontinued, and his annual benefit amount upon his retirement will be $20,000 payable for 10 years, provided that in any event, benefits under this plan will be completely distributed no later than January 1, 2017.

Summary of Board Compensation for 2013

The following table sets forth the compensation paid to each of our non-employee directors for the year ended December 31, 2013. Dr. Duroc-Danner was an executive officer and director in 2013, and information about his compensation is listed in the Summary Compensation Table in this Form 10-K/A. Samuel W. Bodman, III did not stand for re-election and ceased being a director in June 2013. Nicholas F. Brady resigned from the Board of Directors in February 2014.

Director Compensation

Name	Fees Earned or Paid in Cash ($)	Share Awards ($)(1)(2)	Total ($)
Samuel W. Bodman, III	55,500	—	55,500
Nicholas F. Brady	96,000	183,120	279,120
David J. Butters	140,000	183,120	323,120
John D. Gass	68,000	279,969	347,969
Francis S. Kalman	77,500	279,969	357,469
William E. Macaulay	118,750	183,120	301,870
Robert K. Moses, Jr.	136,000	183,120	319,120
Guillermo Ortiz	189,906	183,120	373,026
Emyr Jones Parry	105,750	183,120	288,870
Robert A. Rayne	164,000	183,120	347,120
(1)Each non-employee director was awarded 12,000 restricted share units on September 27, 2013 at a grant date fair value of $183,120 with the exception of Samuel W. Bodman, III who retired in June 2013. Additionally, Mr. Gass and Mr. Kalman were each awarded 7,174 restricted share units on June 20, 2013 at a grant date fair value of $96,849, in connection with their joining our Board.
(2)As of December 31, 2013, aggregate outstanding restricted share unit and option awards for each non-employee director were as follows:

Name	Aggregate Number of Restricted Shares/ Restricted Share Units	Aggregate Number of Shares Underlying Options
Samuel W. Bodman, III	—	—
Nicholas F. Brady	24,000	—
David J. Butters	24,000	240,000
John D. Gass	19,174	—
Francis S. Kalman	19,174	—
William E. Macaulay	24,000	240,000
Robert K. Moses, Jr.	24,000	—
Guillermo Ortiz	27,383	—
Emyr Jones Parry	27,383	—
Robert A. Rayne	24,000	240,000

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Shares Owned by Directors and Executive Officers

This table shows the number and percentage of registered shares beneficially owned by each of our directors, each of our NEOs and all of our directors and current executive officers as a group. Share ownership information of our directors and current executive officers is as of April 4, 2014. Each person has sole voting and investment power for the shares shown below, unless otherwise noted.

Name	Amount and Nature of Shares Beneficially Owned
	Number of Shares Owned	Right to Acquire(1)	Total Shares Beneficially Owned	Percent of Outstanding Shares
Bernard J. Duroc-Danner	1,168,328	6,040,490	7,208,818	*
David J. Butters(2)	273,842	302,831	576,673	*
John D. Gass	—	—	—	*
Francis S. Kalman	—	—	—	*
William E. Macaulay(3)	1,273,290	10,710	1,284,000	*
Robert K. Moses, Jr.	599,822	11,441	611,263	*
Guillermo Ortiz	44,556	—	44,556	*
Emyr Jones Parry	33,906	—	33,906	*
Robert A. Rayne(4)	274,445	261,767	536,212	*
Krishna Shivram	142,413	—	142,413	*
Dharmesh Mehta	325,145	10,037	335,182	*
William B. Jacobson	166,828	—	166,828	*
All directors and current executive officers, including NEOs, as a group (14 persons)	4,389,741	6,644,821	11,034,562	1.4%
Nicholas W. Gee (5) (former executive officer)	355,218	—	355,218	*
John H. Briscoe (6) (former executive officer)	318,343	—	318,343	*
Peter T. Fontana (7) (former executive officer)	1,465,291	—	1,465,291	*
Joseph C. Henry (8) (former executive officer)	331,766	38,000	369,766	*

*Less than 1%.

(1)
Includes registered shares that can be acquired through options exercisable through, and restricted share units that vest on or before, June 3, 2014. Also includes registered shares that can be acquired as a result of distributions pursuant to our Non-Employee Director Deferred Compensation Plan, our Executive Deferred Compensation Stock Ownership Plan or our Foreign Executive Deferred Compensation Stock Plan, as applicable, based on the number of units allocated to each participant’s account as of April 4, 2014. In the case of Dr. Duroc-Danner, also includes notional share units representing the right to receive registered shares under our discontinued SERP. See “Retirement Plans - Discontinued Executive Retirement Plan” in the Compensation Discussion and Analysis section in this Form 10-K/A.

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

(4)
Excludes 2,050,000 shares beneficially owned by LMS Capital, of which Mr. Rayne serves as a non-executive director, and affiliates of LMS Capital. Mr. Rayne disclaims beneficial ownership of all of the shares beneficially owned by LMS Capital.

(5)
Share ownership information that is presented for Mr. Gee is based on his last-filed Statement of Changes in Beneficial Ownership on Form 4 dated February 15, 2014 and corporate records of shares distributed to him subsequent to his departure from the Company in February 2014.

(6)
Share ownership information that is presented for Mr. Briscoe is based on his last-filed Statement of Changes in Beneficial Ownership on Form 4 dated March 23, 2013 and corporate records of shares distributed to him subsequent to his departure from the Company in September 2013.

(7)
Share ownership information that is presented for Mr. Fontana is based on his last-filed Statement of Changes in Beneficial Ownership on Form 4 dated October 1, 2013 and corporate records of shares distributed to him subsequent to his departure from the Company in December 2013.

(8)
Share ownership information that is presented for Mr. Henry is based on his last-filed Statement of Changes in Beneficial Ownership on Form 4 dated April 1, 2013 and corporate records of shares distributed to him subsequent to his departure from the Company in June 2013.

Shares Owned by Certain Beneficial Holders

This table shows information for each person who may be deemed to beneficially own 5% or more of our outstanding registered shares as of April 4, 2014, as contained in filings made by the shareholder with the SEC.

Name and Address of Beneficial Owner	Number of Shares		Percent of Outstanding Shares(1)
Dodge & Cox 555 California Street, 40th Floor San Francisco, California 94104	67,712,743	(2)	8.8%
ClearBridge Investments, LLC 620 8th Avenue New York, New York 10018	61,913,655	(3)	8.0%
Invesco Ltd. 1555 Peachtree Street NE Atlanta, Georgia 30309	54,071,450	(4)	7.0%
Orbis Investment Management (U.S.), LLC (“OIMUS”) 600 Montgomery Street, Suite 3800 San Francisco, California 94111 Orbis Investment Management Limited (“OIML”) Orbis Asset Management Limited (“OAML”) Orbis House, 25 Front Street Hamilton, Bermuda HM11	51,151,356	(5)	6.6%

(1)	The percentage indicated is based on 772,618,358 outstanding shares as of April 4, 2014.

(2)
The number of shares is based on the Schedule 13G filed with the SEC on February 13, 2014. According to the filing, (i) the beneficial owner has sole voting power over 65,389,343 shares and sole dispositive power over all shares, and (ii) the beneficial owner does not have shared voting or dispositive power over any of the shares.

(3)
The number of shares is based on the Schedule 13G/A filed with the SEC on February 14, 2014. According to the filing, (i) the beneficial owner reports sole voting power over 60,578,242 shares and sole dispositive power over all the shares, and (ii) the beneficial owner does not have shared voting or dispositive power over any of the shares.

(4)
The number of shares is based on the Schedule 13G/A filed with the SEC on February 5, 2014. According to the filing, (i) subsidiaries of the beneficial owner have sole voting power over 53,634,844 shares and sole dispositive power over all shares , and (ii) subsidiaries of the beneficial owner does not have shared voting or dispositive power over any of the shares.

(5)
The number of shares is based on the Schedule 13G/A filed with the SEC on February 14, 2014. According to the filing, OIML beneficially owns 50,803,581 shares, OIMUS beneficially owns 188,154 shares and OAML beneficially owns 159,621 shares. According to the filing, the beneficial owners have sole voting and dispositive power over all shares and do not have shared voting or dispositive power over any of the shares.

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

Corporate Governance Matters

We are committed to adhering to sound principles of corporate governance. A copy of our Corporate Governance Principles is available on our website at www.weatherford.com, by clicking on “About Weatherford,” then “Corporate Governance,” then “Corporate Governance Policies.”

Director Independence

The Board has affirmatively determined that each director is independent under the current rules of the NYSE and the SEC, other than Dr. Duroc-Danner, who is an employee. As contemplated by NYSE rules, the Board has adopted categorical standards to assist it in making independence determinations. These standards are available on our website at www.weatherford.com, by clicking on “About Weatherford,” then “Corporate Governance,” then “Corporate Governance Policies.” A relationship falls within the categorical standards of independence if it:

•	is a type of relationship addressed in Section 303A.02(b) of the NYSE Listed Company Manual, but under those rules does not preclude a determination of independence; or

•	is in the ordinary course of business and does not exceed 2% of the consolidated gross revenues of the other person for the previous year.

The Board, however, considers and reviews all relationships with each director in making its independence determinations. None of the independent directors had relationships relevant to an independence determination that were outside the scope of the Board’s categorical standards. The relationship discussed under “Related Person Transactions” in this Report did not exceed these categorical standards and was determined by the Board not to be material.

None of the independent directors had relationships relevant to an independence determination that were outside the scope of the Board’s categorical standards. The relationship discussed under “Related Person Transaction” in this Form 10-K/A did not exceed these categorical standards and was determined by the Board not to be material.

Policies Regarding Related Person Transactions

Our policies regarding transactions between us or any of our affiliates and our directors, executive officers and other employees are set forth in writing in our Corporate Governance Principles and our Code of Business Conduct. These documents are available on our website at www.weatherford.com, by clicking on “About Weatherford,” then “Corporate Governance,” then “Corporate Governance Policies” or “Code of Business Conduct,” as applicable. If an actual or potential conflict of interest arises for any director, the director is required to notify the Board and is not allowed to participate in any discussions or vote on any transaction in which the actual or potential conflict of interest may arise. The Board approves any transactions with our Chief Executive Officer, and our Chief Executive Officer approves any transactions with any other officer.

Related Person Transactions

We lease our London office space from Central London Commercial Estates Limited, which is affiliated with Derwent London, of which one of our directors, Mr. Robert A. Rayne, is the Non-executive Chairman. Mr. Rayne was not personally involved in the negotiation of the lease transaction and receives no personal benefit from this transaction. The lease transaction was reviewed by the Corporate Governance and Nominating Committee of our Board of Directors and approved by our Board of Directors, with Mr. Rayne abstaining from voting on the matter. In their review, our Corporate Governance and Nominating Committee considered among other factors a report from an independent real estate brokerage firm with expertise in the relevant market analyzing lease alternatives to conclude that the transactions were, taken as a whole, at least as fair to us as would have been obtained on an arms-length basis from a non-affiliated party. In 2013, we paid the lessor a total of approximately £253,000 ($422,000 based on exchange rates as of March 31, 2014).

Item 14.	Principal Accountant Fees and Services

Fees Paid to KPMG and Ernst & Young

The following table presents fees for professional audit services rendered by KPMG and KPMG AG for the audit of the Company’s annual consolidated financial statements and statutory financial statements for the year ended December 31, 2013 and for professional audit services rendered by Ernst & Young LLP and Ernst & Young Ltd., Zurich for the audit of the Company’s annual consolidated financial statements and statutory financial statements for the year ended December 31, 2012, and fees billed for other services rendered by KPMG and KPMG AG and Ernst & Young LLP and other member firms of Ernst & Young Global Limited during those periods. All fees were approved by the Audit Committee pursuant to its pre-approval policy.

	2013 (KPMG)	2012 (EY)
Audit fees (1)	$16,789,000	$23,993,000
Audit-related fees (2)	90,000	135,000
Tax fees (3)	813,000	226,000
All other fees (4)	350,000	141,000
Total	$18,042,000	$24,495,000

(1)
Audit fees consist of professional services rendered for the audit of the Company’s annual financial statements, the audit of the effectiveness of the Company’s internal controls over financial reporting and the reviews of the Company’s quarterly financial statements. This category also includes fees for issuance of comfort letters, consents, assistance with and review of documents filed with the SEC, statutory audit fees, work performed by tax professionals in connection with the audit and quarterly reviews and accounting consultations and research work necessary to comply with the standards of the Public Company Accounting Oversight Board (United States). Fees are presented in the period to which they relate versus the period in which they were billed.

(2)	Audit-related fees include consultations concerning financial accounting and reporting matters not required by statute or regulation.

(3)	Tax fees consist of non-U.S. tax compliance, planning and U.S./non-U.S. tax-related consultation.

(4)	Other services performed include certain other advisory services and do not include any fees for financial information systems design and implementation.

Audit Committee Pre-approval Policy

The Audit Committee has established a pre-approval policy for all audit and non-audit services to be provided by the independent auditor. During 2013, no audit or non-audit services performed by the independent auditor were subject to waiver of the pre-approval policy.

There are two types of pre-approval. “General” pre-approval is based on pre-determined types of services. “Specific” pre-approval is required for certain types of services or if a service is expected to exceed budgeted amounts. “Specific” pre-approval must be obtained through direct communications with the Audit Committee or the Chairman of the Audit Committee, to whom the Audit Committee has delegated pre-approval authority. The Chairman must report any pre-approved decisions to the Audit Committee at its next scheduled meeting.

The Audit Committee has designated the Company’s Vice President, Audit Services to monitor and report on the performance of all services provided by our independent auditor and to determine whether such services are in compliance with the pre-approval policy. The Vice President, Audit Services periodically reports to the Audit Committee regarding the results of his or her monitoring.

Part IV

Item 15. Exhibits and Financial Statement Schedules

(a)	The following documents are filed as part of this report:

1.	No financial statements are filed with this report on Form 10-K/A.

2.	No financial statement schedules are filed with this report on Form 10-K/A.

3.	The exhibits of the Company listed below under Item 15(b).

(b)     Exhibits:

Number	Exhibit
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, on April 16, 2014.

WEATHERFORD INTERNATIONAL LTD.

/s/Alejandro Cestero
Alejandro Cestero
Vice President, Co-General Counsel and Corporate Secretary

INDEX TO EXHIBITS

Number	Exhibit
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.