Form 10-Q
period 2014-03-31
Weatherford International Ltd./Switzerland
filed 2014-04-29
CIK 1453090

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

(Mark One)	Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2014
or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.
As of April 14, 2014, there were 772,632,153 shares of Weatherford registered shares, 1.16 Swiss francs par value per share, outstanding.

Weatherford International Ltd.
Form 10-Q for the Three Months Ended March 31, 2014

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements.
WEATHERFORD INTERNATIONAL LTD. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
(Dollars and shares in millions, except par value)	2014	2013
	(Unaudited)
Current Assets:
Cash and Cash Equivalents	$367	$435
Accounts Receivable, Net of Allowance for Uncollectible Accounts of $117 and $114	3,723	3,594
Inventories, Net	3,403	3,371
Deferred Tax Assets	302	309
Other Current Assets	1,065	1,065
Total Current Assets	8,860	8,774

Property, Plant and Equipment, Net of Accumulated Depreciation of $7,113 and $6,908	8,213	8,368
Goodwill	3,648	3,709
Other Intangible Assets, Net of Accumulated Amortization of $765 and $743	593	626
Equity Investments	297	296
Other Non-current Assets	219	204
Total Assets	$21,830	$21,977

Current Liabilities:
Short-term Borrowings and Current Portion of Long-term Debt	$2,293	$1,666
Accounts Payable	2,012	2,091
Accrued Salaries and Benefits	477	472
Billings in Excess of Costs and Estimated Earnings	74	127
Income Taxes Payable	128	183
Other Current Liabilities	833	1,160
Total Current Liabilities	5,817	5,699

Long-term Debt	7,039	7,061
Other Non-current Liabilities	1,003	1,014
Total Liabilities	13,859	13,774

Shareholders’ Equity:
Shares - Par Value 1.16 Swiss Francs; Authorized 840 shares, Conditionally Authorized 372 shares, Issued 840 shares at March 31, 2014 and December 31, 2013, respectively, Outstanding 768 and 767 shares at March 31, 2014 and December 31, 2013, respectively.	777	775
Capital in Excess of Par Value	4,603	4,600
Treasury Shares, 72 shares and 73 shares, at cost, at March 31, 2014 and December 31, 2013, respectively.	(34)	(37)
Retained Earnings	2,970	3,011
Accumulated Other Comprehensive Loss	(389)	(187)
Weatherford Shareholders’ Equity	7,927	8,162
Noncontrolling Interests	44	41
Total Shareholders’ Equity	7,971	8,203
Total Liabilities and Shareholders’ Equity	$21,830	$21,977

The accompanying notes are an integral part of these condensed consolidated financial statements.

WEATHERFORD INTERNATIONAL LTD. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended March 31,
(Dollars and shares in millions, except per share amounts)	2014	2013
Revenues:
Products	$1,446	$1,468
Services	2,150	2,369
Total Revenues	3,596	3,837

Costs and Expenses:
Cost of Products	1,064	1,145
Cost of Services	1,775	1,861
Research and Development	69	67
Selling, General and Administrative Attributable to Segments	414	415
Corporate General and Administrative	74	76
Restructuring Charges	70	—
Gain on Sale of Businesses	—	(6)
Total Costs and Expenses	3,466	3,558

Operating Income	130	279
Other Income (Expense):
Interest Expense, Net	(126)	(131)
Devaluation of Venezuelan Bolivar	—	(100)
Other, Net	(9)	(13)

Income (Loss) Before Income Taxes	(5)	35
Provision for Income Taxes	(27)	(5)
Net Income (Loss)	(32)	30
Net Income Attributable to Noncontrolling Interests	(9)	(8)
Net Income (Loss) Attributable to Weatherford	$(41)	$22

Earnings (Loss) Per Share Attributable to Weatherford:
Basic	$(0.05)	$0.03
Diluted	(0.05)	$0.03

Weighted Average Shares Outstanding:
Basic	776	769
Diluted	776	773

The accompanying notes are an integral part of these condensed consolidated financial statements.

WEATHERFORD INTERNATIONAL LTD. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(UNAUDITED)

	Three Months Ended March 31,
(Dollars in millions)	2014	2013
Net Income (Loss)	$(32)	$30
Other Comprehensive Income (Loss), Net of Tax:
Foreign Currency Translation	(202)	(150)
Defined Benefit Pension Activity	—	1
Other Comprehensive Loss	(202)	(149)
Comprehensive Loss	(234)	(119)
Comprehensive Income Attributable to Noncontrolling Interests	(9)	(8)
Comprehensive Loss Attributable to Weatherford	$(243)	$(127)

The accompanying notes are an integral part of these condensed consolidated financial statements.

WEATHERFORD INTERNATIONAL LTD. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Three Months Ended March 31,
(Dollars in millions)	2014	2013
Cash Flows From Operating Activities:
Net Income (Loss)	$(32)	$30
Adjustments to Reconcile Net Income (Loss) to Net Cash Used in Operating Activities:
Depreciation and Amortization	351	346
Employee Share-Based Compensation Expense	15	11
Deferred Income Tax Provision (Benefit)	44	(3)
Devaluation of Venezuelan Bolivar	—	100
Other, Net	27	(14)
Change in Operating Assets and Liabilities, Net of Effect of Businesses Acquired:
Accounts Receivable	(167)	(108)
Inventories	(65)	(89)
Other Current Assets	(7)	(33)
Accounts Payable	(52)	130
Billings in Excess of Costs and Estimated Earnings	(53)	(48)
Other Current Liabilities	(375)	(320)
Other, Net	(92)	(13)
Net Cash Used in Operating Activities	(406)	(11)

Cash Flows from Investing Activities:
Capital Expenditures for Property, Plant and Equipment	(286)	(400)
Acquisitions of Businesses, Net of Cash Acquired	—	(4)
Acquisition of Intellectual Property	(2)	(1)
Proceeds from Sale of Assets and Businesses, Net	14	85
Net Cash Used in Investing Activities	(274)	(320)

Cash Flows From Financing Activities:
Repayments of Long-term Debt	(17)	(304)
Borrowings of Short-term Debt, Net	625	625
Other Financing Activities, Net	(3)	(3)
Net Cash Provided by Financing Activities	605	318
Effect of Exchange Rate Changes on Cash and Cash Equivalents	7	(1)

Net Decrease in Cash and Cash Equivalents	(68)	(14)
Cash and Cash Equivalents at Beginning of Year	435	300
Cash and Cash Equivalents at End of Year	$367	$286

Supplemental Cash Flow Information:
Interest Paid	$179	$183
Income Taxes Paid, Net of Refunds	$103	$124

The accompanying notes are an integral part of these condensed consolidated financial statements.

WEATHERFORD INTERNATIONAL LTD. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.  General

The accompanying unaudited condensed consolidated financial statements of Weatherford International Ltd. (the “Company”) are prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) and include all adjustments of a normal recurring nature which, in the opinion of management, are necessary to present fairly our Condensed Consolidated Balance Sheet at March 31, 2014, Condensed Consolidated Statements of Operations, Condensed Consolidated Statements of Comprehensive Income and Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2014 and 2013. When referring to “Weatherford” and using phrases such as “we,” “us,” and “our,” the intent is to refer to Weatherford International Ltd., a Swiss joint-stock corporation, and its subsidiaries as a whole or on a regional basis, depending on the context in which the statements are made.
Although we believe the disclosures in these financial statements are adequate, certain information relating to our organization and footnote disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted in this Form 10-Q pursuant to U.S. Securities and Exchange Commission (“SEC”) rules and regulations. These financial statements should be read in conjunction with the audited consolidated financial statements for the year ended December 31, 2013 included in our Annual Report on Form 10-K, as amended. The results of operations for the three months ended March 31, 2014 are not necessarily indicative of the results expected for the year ending December 31, 2014.
The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period and disclosure of contingent assets and liabilities. On an ongoing basis, we evaluate our estimates and assumptions, including those related to uncollectible accounts receivable, lower of cost or market of inventories, equity investments, intangible assets and goodwill, property, plant and equipment, income taxes, percentage-of-completion accounting for long-term contracts, self-insurance, foreign currency exchange rates, pension and post retirement benefit plans, contingencies and share-based compensation. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results could differ from those estimates.

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

Foreign Currency Exchange Rates

In early 2014, the Venezuelan government announced its intent to expand the types of transactions that would be subject to the Venezuela’s Complementary System of Foreign Currency Acquirement (“SICAD”) rate, and created a National Center of Foreign Commerce (“CENCOEX”) that would absorb changes to the existing multiple currency exchange rate mechanisms that may be available for a company to exchange funds. In February, the government officially dissolved CADIVI and established CENCOEX, giving them the authority to determine the sectors that will be allowed to buy U.S. dollars in SICAD auctions, and subsequently introduced a more accessible SICAD 2 daily auction exchange market. In March 2014, SICAD 2, a market-based, state-run exchange, was initiated by the Central Bank of Venezuela.

Despite the recent announcements made by the Venezuelan government, there remains a significant degree of uncertainty as to which exchange markets might be available for particular types of transactions. We have not historically participated in the exchanges made available for access to U.S. dollars nor do we have contractual relationships that would require the use of a particular exchange. Because we have sufficient Venezuelan bolivar fuertes (“bolivars”) to settle our bolivar denominated obligations and similarly sufficient U.S. dollars to settle our U.S. dollar denominated obligations, we currently have no forecasted need to participate in the auction-based SICAD exchanges nor sufficient indication that we will ultimately be required to participate in those exchanges and as such, will continue to utilize the rate published in the primary CADIVI/CENCOEX exchange at March 31, 2014 which is 6.3 Venezuelan bolivars per U.S. dollar. The other two legal exchange rates are approximately 11 and 50

Venezuelan bolivars, respectively, to the U.S. dollar. As of March 31, 2014, we had a net monetary asset position denominated in Venezuelan bolivars of approximately $233 million, comprised primarily of accounts receivable and current liabilities. Management is closely monitoring the applicability and viability of this new exchange system.

2.  Business Combinations and Divestitures

Acquisitions

From time to time, we acquire businesses we feel are important to our long-term strategy. Results of operations for acquisitions are included in the accompanying Condensed Consolidated Statements of Operations from the date of acquisition. The balances included in the Condensed Consolidated Balance Sheets related to current year acquisitions are based on preliminary information and are subject to change when final asset valuations are obtained and the potential for liabilities has been evaluated. The purchase price for the acquisitions is allocated to the net assets acquired based upon their estimated fair values at the date of acquisition. We did not complete any acquisitions during the quarter ended March 31, 2014. During the three months ended March 31, 2013, we acquired businesses and equity investments for cash consideration of $5 million, net of cash acquired.

In May 2012, as part of a business combination, we entered into a contingent consideration arrangement valued at approximately $11 million at March 31, 2014. This contingent consideration arrangement will be settled in early 2015 and is dependent on the acquired company’s 2014 revenue. It will be marked to market through current earnings in each reporting period prior to settlement. The liability is valued using Level 3 inputs.

Divestitures

During the first quarter of 2014, we entered into an agreement to sell our pipeline and specialty services business for total consideration of $250 million, including $241 million in cash and $9 million in retained working capital. The closing of the sale is subject to customary closing conditions and regulatory approvals, including antitrust approval. The sale is part of our announced plan to divest our non-core businesses, which is still ongoing.

3. Restructuring Charges

In the first quarter of 2014, we announced a cost reduction plan (“the Plan”), which includes a worldwide workforce reduction. In connection with the Plan, the Company has a restructuring charge for the three months ended March 31, 2014 that includes one-time termination (severance) benefits of $66 million and other restructuring charges of $4 million, including contract termination costs and other associated costs that have been or will be incurred. The Company currently estimates that it will recognize pre-tax charges of $125 million to $150 million associated with the Plan.

The Plan resulted in a charge of $70 million, $3 million of which is related to the vesting of stock based compensation in accordance with the related employment agreements and $36 million was paid prior to March 31, 2014. We anticipate completing our Plan by the end of 2014.

The following table presents the components of the restructuring charges by segment:

			For the Three Months Ended March 31, 2014
(Dollars in millions)	North America	MENA/Asia Pacific	Europe/SSA/Russia	Latin America	Corporate and Research and Development	Total
Severance and other restructuring charges	$9	$5	$20	$20	$16	$70

The restructuring charges gave rise to certain future liabilities, the components of which are summarized below, and relate to severance accrued as part of the Plan that will be paid pursuant to the respective severance arrangements and statutory requirements.

	March 31, 2014
(Dollars in millions)	North America	MENA/Asia Pacific	Europe/SSA/Russia	Latin America	Corporate and Research and Development	Total
Severance and other restructuring liability	$1	$3	$19	$1	$7	$31

4.  Accounts Receivable Factoring

We participate in a program to sell accounts receivable in Mexico to third party financial institutions. We did not sell any accounts receivable during the three months ended March 31, 2014. In the three months ended March 31, 2013, we sold approximately $83 million of accounts receivable. We received cash totaling $79 million and ultimately collected amounts that resulted in a loss of less than $1 million on these sales. Our factoring transactions in the first quarter of 2013 qualified for sale accounting under U.S. GAAP and the proceeds are included in operating cash flows in our Condensed Consolidated Statements of Cash Flows.
5.  Inventories, Net

Inventories, net of reserves, by category were as follows:

(Dollars in millions)	March 31, 2014	December 31, 2013
Raw materials, components and supplies	$374	$386
Work in process	151	130
Finished goods	2,878	2,855
	$3,403	$3,371

6.  Goodwill

The changes in the carrying amount of goodwill by reportable segment for the three months ended March 31, 2014 were as follows:

(Dollars in millions)	North America	MENA/ Asia Pacific	Europe/ SSA/ Russia	Latin America	Total
Balance at December 31, 2013	$2,243	$209	$912	$345	$3,709
Foreign currency translation adjustments	(47)	2	(14)	(2)	(61)
Balance at March 31, 2014	$2,196	$211	$898	$343	$3,648

7.  Short-term Borrowings and Current Portion of Long-term Debt

(Dollars in millions)	March 31, 2014	December 31, 2013
Commercial paper program	$848	$292
Revolving credit facility	700	772
364-day term loan facility	300	300
Other short-term bank loans	369	229
Total short-term borrowings	2,217	1,593
Current portion of long-term debt	76	73
Short-term borrowings and current portion of long-term debt	$2,293	$1,666

Revolving Credit Facility

We maintain a $2.25 billion unsecured, revolving credit agreement (the “Credit Agreement”) with JPMorgan Chase Bank, N.A., as administrative agent, scheduled to mature July 13, 2016. The Credit Agreement can be used for a combination of borrowings, support for our $2.25 billion commercial paper program and issuances of letters of credit. This agreement requires that we maintain a debt-to-total capitalization ratio of less than 60%. We were in compliance with this covenant at March 31, 2014. At March 31, 2014, there were $43 million in outstanding letters of credit under the Credit Agreement.

364-Day Term Loan Facilities

On May 1, 2013, we entered into a $300 million, 364-day term loan facility with a syndicate of banks. The facility was fully drawn on May 1, 2013 and was scheduled to mature on April 30, 2014. The terms and conditions of the facility were substantially similar to our $2.25 billion revolving credit agreement. The facility was used for general corporate purposes, including the repayment of other credit facility borrowings and the reduction of outstanding commercial paper.

On April 10, 2014, we entered into a $400 million, 364-day term loan facility with a syndicate of banks. The facility has substantially similar terms and conditions to our previously existing $300 million, 364-day term loan facility, which was scheduled to mature on April 30, 2014. Proceeds from the new facility were used to refinance the existing $300 million, 364-day facility, and for general corporate purposes, including the repayment of short-term debt. The $400 million facility closed and was fully drawn on April 10, 2014 and will mature on April 9, 2015. See “Note 18 – Subsequent Events.”

Other Short-Term Borrowings

We have short-term borrowings with various domestic and international institutions pursuant to uncommitted and letter of credit facilities. At March 31, 2014, we had $369 million in short-term borrowings under these arrangements including $150 million borrowed under a credit agreement entered into in the first quarter of 2014, with a Libor-based interest rate that was 1.3% as of March 31, 2014, scheduled to mature March 20, 2016. In addition, we had $530 million of letters of credit under various uncommitted facilities and $284 million of surety bonds, primarily performance bonds, issued by financial sureties against an indemnification from us at March 31, 2014.

The carrying value of our short-term borrowings approximates their fair value as of March 31, 2014. A majority of the current portion of long-term debt at March 31, 2014 is primarily related to payments on our capital leases.

8.  Fair Value of Financial Instruments

Financial Instruments Measured and Recognized at Fair Value

We estimate fair value at a price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants in the principal market for the asset or liability. Other than the contingent consideration discussed in Note 2 and our derivative instruments discussed in Note 9, we had no assets or liabilities measured and recognized at fair value on a recurring basis at March 31, 2014 and December 31, 2013.

Fair Value of Other Financial Instruments

Our other financial instruments include short-term borrowings and long-term debt. The carrying value of our commercial paper and other short-term borrowings approximates their fair value due to the short-term duration of the associated interest rate periods. These short-term borrowings are classified as Level 2 in the fair value hierarchy.

The fair value of our long-term debt fluctuates with changes in applicable interest rates. Fair value will exceed carrying value when the current market interest rate is lower than the interest rate at which the debt was originally issued. The fair value of our long-term debt is classified as Level 2 in the fair value hierarchy and is a measure of its current value under present market conditions and is established based on observable inputs in less active markets.

The fair value and carrying value of our senior notes were as follows:

(Dollars in millions)	March 31, 2014	December 31, 2013
Fair value	$7,873	$7,580
Carrying value	6,803	6,805

9.  Derivative Instruments

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

Fair Value Hedges

We may use interest rate swaps to help mitigate exposures related to changes in the fair values of the associated debt. Amounts paid or received upon termination of interest rate swaps accounted for as fair value hedges represent the fair value of the agreements at the time of termination and are amortized as a reduction, in the case of gains, or as an increase, in the case of losses, of interest expense over the remaining term of the debt. As of March 31, 2014, we had net unamortized gains of $40 million associated with interest rate swap terminations. These gains are being amortized over the remaining term of the originally hedged debt as a reduction in interest expense.

Cash Flow Hedges

In 2008, we entered into interest rate derivative instruments to hedge projected exposures to interest rates in anticipation of a debt offering. These hedges were terminated at the time of the issuance of the debt and the associated loss on these hedges is being amortized from “Accumulated Other Comprehensive Income (Loss)” into interest expense over the remaining term of the debt. As of March 31, 2014, there were no significant changes associated with our cash flow hedge terminations.

Other Derivative Instruments

As of March 31, 2014 and December 31, 2013, we had foreign currency forward contracts with aggregate notional amounts of $447 million and $635 million, respectively. These contracts were entered into to hedge exposure to currency fluctuations in various foreign currencies. The total estimated fair value of these contracts and amounts receivable or owed associated with closed contracts at both March 31, 2014 and December 31, 2013 resulted in a net liability of $1 million. These derivative instruments were not designated as hedges, and the changes in fair value of the contracts are recorded each period in current earnings in the line captioned “Other, Net” on the accompanying Condensed Consolidated Statements of Operations.

We have cross-currency swaps between the U.S. dollar and Canadian dollar to hedge certain exposures to the Canadian dollar. At March 31, 2014 and December 31, 2013, we had swaps with notional amounts outstanding of $168 million for both periods. The total estimated fair value of these contracts at March 31, 2014, resulted in the recognition of a $12 million liability. These derivative instruments were not designated as hedges, and the changes in fair value of the contracts are recorded in current earnings each period in the line captioned “Other, Net” on the accompanying Condensed Consolidated Statements of Operations.

The fair values of outstanding derivative instruments are summarized as follows:

(Dollars in millions)	March 31, 2014	December 31, 2013	Classification
Derivative assets not designated as hedges:
Foreign currency forward contracts	$3	$5	Other Current Assets
Derivative liabilities not designated as hedges:
Foreign currency forward contracts	(4)	(6)	Other Current Liabilities
Cross-currency swap contracts	(12)	(21)	Other Liabilities

The effect of derivative instruments designated as fair value hedges and those not designated as hedges on the Condensed Consolidated Statements of Operations was as follows:

	Gain (Loss) Recognized in Income
	Three Months Ended March 31,
(Dollars In millions)	2014	2013	Classification
Derivatives designated as fair value hedges:
Interest rate swaps	$2	$3	Interest Expense, Net

Derivative liabilities not designated as hedges:
Foreign currency forward contracts	(11)	(14)	Other, Net
Cross-currency swap contracts	9	5	Other, Net

10. Income Taxes

We estimate our annual effective tax rate based on year-to-date operating results and our forecast of operating results for the remainder of the year, by jurisdiction, and apply this rate to the year-to-date operating results. If our actual results, by jurisdiction, differ from the forecasted operating results our effective tax rate can change affecting the tax expense for both successive interim results as well as the annual tax results. For the three months ended March 31, 2014, we had a tax provision of $27 million on loss before taxes of $5 million. Our results were impacted by discrete income before tax items, including restructuring charges and project losses of approximately $116 million, with no significant tax benefit.

We are continuously under tax examination in various jurisdictions. We cannot predict the timing or outcome regarding resolution of these tax examinations or if they will have a material impact on our financial statements. We continue to anticipate a possible reduction in the balance of uncertain tax positions by approximately $40 million in the next twelve months due to expiration of statutes of limitations, settlements and/or conclusions of tax examinations.

For the three months ended March 31, 2013, we had a tax provision of $5 million on income before taxes of $35 million. Our effective tax rate for the three months ended March 31, 2013 includes one-time tax benefits due to the devaluation of the Venezuelan bolivar, tax restructuring benefit, enactment of the American Taxpayer Relief Act and decreases in reserves for uncertain tax positions due to statute of limitation expiration and audit settlements, which decreased our effective tax rate for the period to 14%.

11.  Shareholders’ Equity

The following summarizes our shareholders’ equity activity for the three months ended March 31, 2014 and 2013:

(Dollars in millions)	Par Value of Issued Shares	Capital In Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Shares	Non-controlling Interests	Total Shareholders’ Equity
Balance at December 31, 2012	$775	$4,674	$3,356	$163	$(182)	$32	$8,818
Net Income	—	—	22	—	—	8	30
Other Comprehensive Loss	—	—	—	(149)	—	—	(149)
Dividends Paid to Noncontrolling Interests	—	—	—	—	—	(5)	(5)
Equity Awards Granted, Vested and Exercised	—	(39)	—	—	43	—	4
Balance at March 31, 2013	$775	$4,635	$3,378	$14	$(139)	$35	$8,698

Balance at December 31, 2013	$775	$4,600	$3,011	$(187)	$(37)	$41	$8,203
Net Income (Loss)	—	—	(41)	—	—	9	(32)
Other Comprehensive Loss	—	—	—	(202)	—	—	(202)
Dividends Paid to Noncontrolling Interests	—	—	—	—	—	(6)	(6)
Equity Awards Granted, Vested and Exercised	2	3	—	—	3	—	8
Balance at March 31, 2014	$777	$4,603	$2,970	$(389)	$(34)	$44	$7,971

The following table presents the changes in our accumulated other comprehensive income (loss) by component for the three months ended March 31, 2014 and 2013:

(Dollars in millions)	Currency Translation Adjustment	Defined Benefit Pension	Deferred Loss on Derivatives	Total
Balance at December 31, 2012	213	(40)	(10)	163

Other comprehensive loss before reclassifications	(116)	—	—	(116)
Reclassifications	(34)	1	—	(33)
Net activity	(150)	1	—	(149)

Balance at March 31, 2013	$63	$(39)	$(10)	$14

Balance at December 31, 2013	$(140)	$(38)	$(9)	$(187)

Other comprehensive loss before reclassifications	(202)	—	—	(202)
Net activity	(202)	—	—	(202)

Balance at March 31, 2014	$(342)	$(38)	$(9)	$(389)

The reclassification from the currency translation adjustment component of other comprehensive income includes $34 million from the sale of our industrial screen business. This amount was recognized in the “Gain on Sale of Businesses” line in our Condensed Consolidated Statement of Operations in the three months ended March 31, 2013.

12.  Earnings per Share

Basic earnings per share for all periods presented equals net income divided by the weighted average number of our shares outstanding during the period including participating securities. Diluted earnings per share is computed by dividing net income by the weighted average number of our shares outstanding during the period including participating securities, adjusted for the dilutive effect of our stock options, restricted shares and performance units.

The following reconciles basic and diluted weighted average shares outstanding:

	Three Months Ended March 31,
(Shares in millions)	2014	2013
Basic weighted average shares outstanding	776	769
Dilutive effect of:
Stock options, restricted shares and performance units	—	4
Diluted weighted average shares outstanding	776	773

Our diluted weighted average shares outstanding for the three months ended March 31, 2014 and 2013, exclude potential shares that are anti-dilutive, such as options where the exercise price exceeds the current market price of our stock. In addition, diluted weighted average shares outstanding for the three months ended March 31, 2014, exclude potential shares for stock options, restricted shares and performance units outstanding as we have net losses for that period and their inclusion would be anti-dilutive.

The following table discloses the number of anti-dilutive shares excluded:

	Three Months Ended March 31,
(Shares in millions)	2014	2013
Anti-dilutive potential shares	2	3
Anti-dilutive potential shares due to net loss	5	—

13. Share-Based Compensation

We recognized the following employee share-based compensation expense during the three months ended March 31, 2014 and 2013:

	Three Months Ended March 31,
(Dollars in millions)	2014	2013
Share-based compensation	$15	$11
Related tax benefit	3	4

During the three months ended March 31, 2014, we issued approximately 800,000 performance units, which will vest with continued employment, if the Company meets certain market-based performance goals. The performance units have a weighted average grant date fair value of $14.31 per share based on the Monte Carlo simulation method. The assumptions used in the Monte Carlo simulation included a risk-free rate of 0.34%, volatility of 33.53% and a zero dividend yield. As of March 31, 2014, there was $20 million of unrecognized compensation related to our performance units. This cost is expected to be recognized over a weighted average period of 2 years.

During the three months ended March 31, 2014, we also granted 1.2 million restricted share awards at a weighted average grant date fair value of $15.63 per share. As of March 31, 2014, there was $72 million of unrecognized compensation related to our unvested restricted share grants. This cost is expected to be recognized over a weighted average period of 2 years.

14. Segment Information

Reporting Segments

Our operational performance is reviewed and managed on a geographic basis. We report the following regions, which are our operating segments, as separate and distinct reporting segments: North America, MENA/Asia Pacific, Europe/SSA/Russia, and Latin America. Financial information by segment is summarized below. Revenues are attributable to countries based on the ultimate destination of the sale of products or performance of services. The accounting policies of the segments are the same as those described in the summary of significant accounting policies.

		Three Months Ended March 31, 2014
(Dollars in millions)	Net Operating Revenues	Income from Operations	Depreciation and Amortization
North America	$1,610	$194	$107
MENA/Asia Pacific (a)	781	3	102
Europe/SSA/Russia	664	54	72
Latin America	541	91	64
	3,596	342	345
Corporate and Research and Development		(116)	6
Restructuring Charges (b)		(70)
Other Items (c)		(26)
Total	$3,596	$130	$351

		Three Months Ended March 31, 2013
(Dollars in millions)	Net Operating Revenues	Income from Operations	Depreciation and Amortization
North America	$1,692	$224	$108
MENA/Asia Pacific	785	42	93
Europe/SSA/Russia	633	65	71
Latin America	727	98	68
	3,837	429	340
Corporate and Research and Development		(115)	6
Other Items (d)		(35)
Total	$3,837	$279	$346

(a)
During the three months ended March 31, 2014, we recognized estimated project losses of $26 million related to our long-term early production facility construction contracts in Iraq accounted for under the percentage-of-completion method. Total estimated losses on these projects were $333 million at March 31, 2014. In the three months ended March 31, 2013, we recognized income of $8 million related to our long-term early production facility construction contracts in Iraq.  As of March 31, 2014, our project estimates include $64 million of claims revenue. Of this claim revenue, $28 million was recognized during the current quarter based on the estimated percentage completed.

(b)
For the three months ended March 31, 2014, we recognized restructuring charges of $70 million: $9 million in North America, $5 million in MENA/Asia Pacific, $20 million in Europe/SSA/Russia, $20 million in Latin America and $16 million in Corporate and Research and Development.

(c)
The three months ended March 31, 2014 includes professional fees of $23 million related to the divestiture of our non-core businesses, restatement related litigation, the settlement of the U.S. government investigations, the remediation of our material weakness related to income taxes and our planned redomestication and other charges of $3 million.

(d)
The three months ended March 31, 2013 includes income tax restatement and material weakness remediation expenses of $21 million, severance, exit and other charges of $20 million, partially offset by a $6 million gain on the sale of our industrial screen business.

15. Disputes, Litigation and Contingencies

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

The $253 million payable by us and our subsidiaries under the settlement agreements was paid in January and February 2014 pursuant to the terms of the settlement agreements. These agreements include a requirement to retain, for a period of at least 18 months, an independent monitor responsible to assess our compliance with the terms of the agreement so as to address and reduce the risk of recurrence of alleged misconduct, after which we would continue to evaluate our own compliance program and make periodic reports to the DOJ and SEC and maintain agreed compliance monitoring and reporting systems, all of which are costly to us. In April 2014, the independent monitor was retained and the compliance assessment period began. These agreements also require us to retain an independent third party to retroactively audit our compliance with U.S. export control laws during the years 2012, 2013 and 2014. This audit has commenced.

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

Shareholder Litigation

In 2010, three shareholder derivative actions were filed, purportedly on behalf of the Company, asserting breach of duty and other claims against certain current and former officers and directors of the Company related to the United Nations oil-for-food program governing sales of goods into Iraq, FCPA and trade sanctions related to the U.S. government investigations disclosed above and in our SEC filings since 2007. Those shareholder derivative cases, captioned Neff v. Brady, et al., No. 201040764, Rosner v. Brady, et al., No. 201047343, and Hess v. Duroc-Danner, et al., No. 201040765, were filed in Harris County, Texas state court and consolidated. In 2014, one of the three cases, Hess v. Duroc-Danner, et al., No. 201040765, was voluntarily dismissed. Other shareholder demand letters covering the same subject matter were received by the Company in early 2014, and a fourth shareholder derivative action was filed, purportedly on behalf of the Company, and also asserting breach of duty and other claims against certain current and former officers and directors of the Company related to the same subject matter as the Neff case. That case, captioned Erste-Sparinvest KAG v. Duroc-Danner, et al., No. 2014-20933 (Harris County, Tex.) is pending.

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

In March 2011, a purported shareholder class action captioned Dobina v. Weatherford International Ltd., et al., No. 1:11-cv-01646-LAK (SDNY), was filed in the U.S. District Court for the Southern District of New York, following our announcement on March 1, 2011 of a material weakness in our internal controls over financial reporting for income taxes, and restatement of our historical financial statements (the “2011 Class Action”). The associated lawsuit alleged violation of the federal securities laws by us and certain current and former officers. During the three months ended December 31, 2013, we entered into negotiations to settle the 2011 Class Action. As a result of these negotiations, settlement became probable and a settlement agreement was signed on January 29, 2014. The settlement arrangement was submitted to the court for approval and notice to the class. A final hearing has been set for July 8, 2014. The settlement agreement required payments totaling approximately $53 million which was entirely funded by our insurers.

Other Disputes

A former Senior Vice President and General Counsel (the “Executive”) left the Company in June 2009. The Executive had employment agreements with us that terminated upon his departure. There is currently a dispute between the Executive and us as to the amount of compensation we are obligated to pay under these employment agreements based on the Executive’s separation. This dispute has not resulted in a lawsuit being filed. Since 2009, it had been our belief that an unfavorable outcome regarding this dispute is not probable and, as such, we had not accrued for the Executive’s claimed severance and other benefits. However, in the three months ended December 31, 2013 we concluded that we would attempt to negotiate a settlement. As a result, we believe that settlement has become probable and we have accrued our estimate of the probable loss.

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

16. New Accounting Pronouncements

In April 2014, the Financial Accounting Standards Board (“FASB”) issued new guidance intended to change the criteria for reporting discontinued operations while enhancing disclosures for discontinued operations. Under the new guidance, only disposals representing a strategic shift in operations should be presented as discontinued operations. Examples include a disposal of a major geographic area, a major line of business, or a major equity method investment. The new guidance also requires expanded disclosures about discontinued operations intended to provide financial statement users with more information about the assets, liabilities, income, and expenses of discontinued operations. Finally, the new guidance requires disclosure of the pre-tax income attributable to a disposal of a significant part of an organization that does not qualify for discontinued operations reporting. This guidance is effective beginning with the first quarter of 2015, however early adoption is available. The Company is currently evaluating what impact, if any, the adoption of this guidance would have on our financial disclosures.

In July 2013, the FASB issued new guidance intended to clarify the presentation of unrecognized tax benefits. An unrecognized tax benefit, or a portion of an unrecognized tax benefit, should be presented in the financial statements as a reduction to a deferred tax asset for a net operating loss carry forward, a similar tax loss or a tax credit carryforward, with certain exceptions. The unrecognized tax benefit should be presented as a liability and should not be combined with deferred tax assets to the extent that: (1) the deferred tax asset is not available under the tax law of the applicable jurisdiction to settle additional income taxes resulting from disallowance of the tax position, or (2) the entity is not required to use the deferred tax asset under the tax law of the applicable jurisdiction and the entity does not intend to use the deferred tax asset to offset additional taxes that would result from disallowance of the position. This guidance is effective for us beginning with the first quarter of 2014 and may be adopted prospectively for all unrecognized tax benefits that exist at the effective date or retrospectively. The adoption of this guidance did not have a material impact on our financial position, results of operations or cash flows.

17. Condensed Consolidating Financial Statements

Weatherford International Ltd., a Swiss joint-stock corporation (“Weatherford Switzerland”) is the ultimate parent of the Weatherford group and guarantees the obligations of Weatherford International Ltd., a Bermuda exempted company (“Weatherford Bermuda”), and Weatherford International, LLC, a Delaware limited liability company (“Weatherford Delaware”), noted below.

The following obligations of Weatherford Delaware were guaranteed by Weatherford Bermuda at March 31, 2014 and December 31, 2013: (1) 6.35% senior notes and (2) 6.80% senior notes.

The following obligations of Weatherford Bermuda were guaranteed by Weatherford Delaware at March 31, 2014 and December 31, 2013: (1) revolving credit facility, (2) 5.50% senior notes, (3) 6.50% senior notes, (4) 6.00% senior notes, (5) 7.00% senior notes, (6) 9.625% senior notes, (7) 9.875% senior notes, (8) 5.125% senior notes, (9) 6.75% senior notes, (10) 4.50% senior notes and (11) 5.95% senior notes. In 2013, we entered into a 364-day term loan facility, which was an obligation of Weatherford Bermuda guaranteed by Weatherford Delaware as of March 31, 2014.

As a result of certain of these guarantee arrangements, we are required to present the following condensed consolidating financial information. The accompanying guarantor financial information is presented on the equity method of accounting for all periods presented. Under this method, investments in subsidiaries are recorded at cost and adjusted for our share in the subsidiaries’ cumulative results of operations, capital contributions and distributions and other changes in equity. Elimination entries relate primarily to the elimination of investments in subsidiaries and associated intercompany balances and transactions.

Condensed Consolidating Balance Sheet
March 31, 2014
(Unaudited - Dollars in millions)

	Weatherford Switzerland	Weatherford Bermuda	Weatherford Delaware	Other Subsidiaries	Eliminations	Consolidation
Current Assets:
Cash and Cash Equivalents	$4	$—	$—	$363	$—	$367
Other Current Assets	59	3	406	8,424	(399)	8,493
Total Current Assets	63	3	406	8,787	(399)	8,860

Equity Investments in Affiliates	9,492	11,820	8,077	5,422	(34,811)	—
Equity Held in Parent	—	—	10	24	(34)	—
Intercompany Receivables, Net	—	—	—	6,528	(6,528)	—
Other Assets	6	41	16	12,907	—	12,970
Total Assets	$9,561	$11,864	$8,509	$33,668	$(41,772)	$21,830

Current Liabilities:
Short-term Borrowings and Current Portion of Long-Term Debt	$—	$2,079	$24	$190	$—	$2,293
Accounts Payable and Other Current Liabilities	70	60	—	3,793	(399)	3,524
Total Current Liabilities	70	2,139	24	3,983	(399)	5,817

Long-term Debt	—	5,890	982	166	1	7,039
Intercompany Payables, Net	1,551	4,659	319	—	(6,529)	—
Other Long-term Liabilities	13	88	1	901	—	1,003
Total Liabilities	1,634	12,776	1,326	5,050	(6,927)	13,859

Weatherford Shareholders’ Equity	7,927	(912)	7,183	28,574	(34,845)	7,927
Noncontrolling Interests	—	—	—	44	—	44
Total Liabilities and Shareholders’ Equity	$9,561	$11,864	$8,509	$33,668	$(41,772)	$21,830

Condensed Consolidating Balance Sheet
December 31, 2013
(Dollars in millions)

	Weatherford Switzerland	Weatherford Bermuda	Weatherford Delaware	Other Subsidiaries	Eliminations	Consolidation
Current Assets:
Cash and Cash Equivalents	$—	$—	$—	$435	$—	$435
Other Current Assets	57	5	415	8,270	(408)	8,339
Total Current Assets	57	5	415	8,705	(408)	8,774

Equity Investments in Affiliates	8,663	11,742	8,065	6,466	(34,936)	—
Equity Held in Parent	—	—	10	27	(37)	—
Intercompany Receivables, Net	—	—	—	7,304	(7,304)	—
Other Assets	7	41	17	13,138	—	13,203
Total Assets	$8,727	$11,788	$8,507	$35,640	$(42,685)	$21,977

Current Liabilities:
Short-term Borrowings and Current Portion of Long-Term Debt	$—	$1,445	$23	$198	$—	$1,666
Accounts Payable and Other Current Liabilities	312	129	—	4,000	(408)	4,033
Total Current Liabilities	312	1,574	23	4,198	(408)	5,699

Long-term Debt	—	5,891	986	184	—	7,061
Intercompany Payables, Net	243	6,755	306	—	(7,304)	—
Other Long-term Liabilities	10	97	2	905	—	1,014
Total Liabilities	565	14,317	1,317	5,287	(7,712)	13,774

Weatherford Shareholders’ Equity	8,162	(2,529)	7,190	30,312	(34,973)	8,162
Noncontrolling Interests	—	—	—	41	—	41
Total Liabilities and Shareholders’ Equity	$8,727	$11,788	$8,507	$35,640	$(42,685)	$21,977

Condensed Consolidating Statement of Operations
Three Months Ended
 March 31, 2014
(Unaudited - Dollars in millions)

	Weatherford Switzerland	Weatherford Bermuda	Weatherford Delaware	Other Subsidiaries	Eliminations	Consolidation
Revenues	$—	$—	$—	$3,596	$—	$3,596
Costs and Expenses	(19)	—	(1)	(3,446)	—	(3,466)
Operating Income (Loss)	(19)	—	(1)	150	—	130

Other Income (Expense):
Interest Expense, Net	—	(105)	(15)	(6)	—	(126)
Intercompany Charges, Net	—	7,348	—	(7,348)	—	—
Equity in Subsidiary Income	(21)	80	11	—	(70)	—
Other, Net	(1)	(4)	—	(4)	—	(9)
Income (Loss) Before Income Taxes	(41)	7,319	(5)	(7,208)	(70)	(5)
(Provision) Benefit for Income Taxes	—	—	6	(33)	—	(27)
Net Income (Loss)	(41)	7,319	1	(7,241)	(70)	(32)
Noncontrolling Interests	—	—	—	(9)	—	(9)
Net Income (Loss) Attributable to Weatherford	$(41)	$7,319	$1	$(7,250)	$(70)	$(41)
Comprehensive Income (Loss) Attributable to Weatherford	$(243)	$7,169	$(135)	$(7,453)	$419	$(243)

Condensed Consolidating Statement of Operations
Three Months Ended
 March 31, 2013
(Unaudited - Dollars in millions)

	Weatherford Switzerland	Weatherford Bermuda	Weatherford Delaware	Other Subsidiaries	Eliminations	Consolidation
Revenues	$—	$—	$—	$3,837	$—	$3,837
Costs and Expenses	(9)	10	—	(3,559)	—	(3,558)
Operating Income (Loss)	(9)	10	—	278	—	279

Other Income (Expense):
Interest Expense, Net	—	(111)	(16)	(4)	—	(131)
Intercompany Charges, Net	—	—	30	(30)	—	—
Equity in Subsidiary Income	31	195	117	—	(343)	—
Other, Net	—	(14)	—	(99)	—	(113)
Income (Loss) Before Income Taxes	22	80	131	145	(343)	35
(Provision) Benefit for Income Taxes	—	—	(6)	1	—	(5)
Net Income (Loss)	22	80	125	146	(343)	30
Noncontrolling Interests	—	—	—	(8)	—	(8)
Net Income (Loss) Attributable to Weatherford	$22	$80	$125	$138	$(343)	$22
Comprehensive Income (Loss) Attributable to Weatherford	$(127)	$(71)	$(14)	$(12)	$97	$(127)

Condensed Consolidating Statement of Cash Flows
Three Months Ended
 March 31, 2014
(Unaudited - Dollars in millions)

	Weatherford Switzerland	Weatherford Bermuda	Weatherford Delaware	Other Subsidiaries	Eliminations	Consolidation
Cash Flows from Operating Activities:
Net Income (Loss)	$(41)	$7,319	$1	$(7,241)	$(70)	$(32)
Adjustments to Reconcile Net Income(Loss) to Net Cash Provided (Used) by Operating Activities:
Charges from Parent or Subsidiary	—	(7,348)	—	7,348	—	—
Equity in (Earnings) Loss of Affiliates	21	(80)	(11)	—	70	—
Deferred Income Tax Provision (Benefit)	—	—	—	44	—	44
Other Adjustments	45	(322)	(2)	(139)	—	(418)
Net Cash Provided (Used) by Operating Activities	25	(431)	(12)	12	—	(406)
Cash Flows from Investing Activities:
Capital Expenditures for Property, Plant and Equipment	—	—	—	(286)	—	(286)
Acquisitions of Businesses, Net of Cash Acquired	—	—	—	—	—	—
Acquisition of Intellectual Property	—	—	—	(2)	—	(2)
Purchase of Equity Investment in Unconsolidated Affiliates	—	—	—	—	—	—
Proceeds from Sale of Assets and Businesses, Net	—	—	—	14	—	14
Capital Contribution to Subsidiary	—	—	—	—	—	—
Net Cash Provided (Used) by Investing Activities	—	—	—	(274)	—	(274)
Cash Flows from Financing Activities:
Borrowings (Repayments) Short-term Debt, Net	—	635	—	(10)	—	625
Borrowings (Repayments) Long-term Debt, Net	—	—	(3)	(14)	—	(17)
Borrowings (Repayments) Between Subsidiaries, Net	(19)	(204)	(7)	230	—	—
Proceeds from Capital Contributions	—	—	—	—	—	—
Other, Net	(2)	—	22	(23)	—	(3)
Net Cash Provided (Used) by Financing Activities	(21)	431	12	183	—	605
Effect of Exchange Rate Changes On Cash and Cash Equivalents	—	—	—	7	—	7
Net Increase in Cash and Cash Equivalents	4	—	—	(72)	—	(68)
Cash and Cash Equivalents at Beginning of Year	—	—	—	435	—	435
Cash and Cash Equivalents at End of Year	$4	$—	$—	$363	$—	$367

Condensed Consolidating Statement of Cash Flows
Three Months Ended
 March 31, 2013
(Unaudited - Dollars in millions)

	Weatherford Switzerland	Weatherford Bermuda	Weatherford Delaware	Other Subsidiaries	Eliminations	Consolidation
Cash Flows from Operating Activities:
Net Income (Loss)	$22	$80	$125	$146	$(343)	$30
Adjustments to Reconcile Net Income(Loss) to Net Cash Provided (Used) by Operating Activities:
Charges from Parent or Subsidiary	—	—	(30)	30	—	—
Equity in (Earnings) Loss of Affiliates	(31)	(195)	(117)	—	343	—
Deferred Income Tax Provision (Benefit)	—	—	6	(9)	—	(3)
Other Adjustments	129	246	(125)	(288)	—	(38)
Net Cash Provided (Used) by Operating Activities	120	131	(141)	(121)	—	(11)
Cash Flows from Investing Activities:
Capital Expenditures for Property, Plant and Equipment	—	—	—	(400)	—	(400)
Acquisitions of Businesses, Net of Cash Acquired	—	—	—	(4)	—	(4)
Acquisition of Intellectual Property	—	—	—	(1)	—	(1)
Proceeds from Sale of Assets and Businesses, Net	—	—	—	85	—	85
Capital Contribution to Subsidiary	(129)	—	—	—	129	—
Net Cash Provided (Used) by Investing Activities	(129)	—	—	(320)	129	(320)
Cash Flows from Financing Activities:
Borrowings (Repayments) Short-term Debt, Net	—	648	—	(23)	—	625
Borrowings (Repayments) Long-term Debt, Net	—	(294)	(9)	(1)	—	(304)
Borrowings (Repayments) Between Subsidiaries, Net	9	(484)	150	325	—	—
Proceeds from Capital Contributions	—	—	—	129	(129)	—
Other, Net	—	—	—	(3)	—	(3)
Net Cash Provided (Used) by Financing Activities	9	(130)	141	427	(129)	318
Effect of Exchange Rate Changes On Cash and Cash Equivalents	—	—	—	(1)	—	(1)
Net Increase in Cash and Cash Equivalents	—	1	—	(15)	—	(14)
Cash and Cash Equivalents at Beginning of Year	—	—	—	300	—	300
Cash and Cash Equivalents at End of Year	$—	$1	$—	$285	$—	$286

18. Subsequent Events

Jurisdiction of Incorporation Proposal

On April 2, 2014, our Board of Directors unanimously approved a plan that would change our jurisdiction of incorporation from Switzerland to Ireland. In connection with the proposed change, we entered into a merger agreement on April 2, 2014 (the “Merger Agreement”) with Weatherford International Limited, a newly-formed private Irish limited company and a direct wholly-owned subsidiary of the Company (“Weatherford Ireland”). Under the Merger Agreement, Weatherford Switzerland will merge into Weatherford Ireland (the “Merger”). Weatherford Ireland will be re-registered as an Irish public limited company and renamed “Weatherford International plc” (or a similar name) immediately prior to the effective time of the Merger. The Merger is subject to approval by our shareholders and certain other customary closing conditions. If the proposal is approved by our shareholders at the June 16, 2014 meeting, we expect to complete the Merger by the end of the second quarter of 2014.

364-Day Term Loan Facility

On April 10, 2014, we entered into a $400 million, 364-day term loan facility with a syndicate of banks. The facility has substantially similar terms and conditions to our previously existing $300 million, 364-day term loan facility, which was scheduled to mature on April 30, 2014. Proceeds from the new facility were used to refinance the existing $300 million, 364-day facility, and for general corporate purposes, including the repayment of short-term debt. The $400 million facility closed and was fully drawn on April 10, 2014 and will mature on April 9, 2015.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Our Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) begins with an executive overview that provides a general description of our Company, a synopsis of industry market trends, insight into management’s perspective of the opportunities and challenges we face and our outlook for the remainder of 2014. Next, we analyze the results of our operations for the three months ended March 31, 2014 and 2013, including the trends in our business and review our liquidity and capital resources. We conclude with an overview of our critical accounting policies and estimates and a summary of recently issued accounting pronouncements. The “Company,” “we,” “us” and “our” refer to Weatherford International Ltd., a Swiss joint-stock corporation and its subsidiaries on a consolidated basis.

The following discussion should be read in conjunction with the financial statements included with this report and our financial statements and related MD&A for the year ended December 31, 2013 included in our Annual Report on Form 10-K, as amended. Our discussion includes various forward-looking statements about our markets, the demand for our products and services and our future results. These statements are based on certain assumptions we consider reasonable. For information about these assumptions, please review the section entitled “Forward-Looking Statements” and the section entitled “Item 1A. - Risk Factors.”

Overview

General

We conduct operations in over 100 countries and have service and sales locations in nearly all of the oil and natural gas producing regions in the world. Our operational performance is reviewed on a geographic basis and we report the following regions as separate, distinct reporting segments: North America, MENA/Asia Pacific, Europe/SSA/Russia and Latin America.

We principally provide equipment and services to the oil and natural gas exploration and production industry, both on land and offshore, through our two product service line groups: (1) Formation Evaluation and Well Construction and (2) Completion and Production, which together comprise a total of 15 service lines.

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

Industry Trends

Changes in the current and expected future prices of oil and natural gas influence the level of energy industry spending. Changes in expenditures result in an increased or decreased demand for our products and services. Rig count is an indicator of the level of spending for the exploration for and production of oil and natural gas reserves. The following chart sets forth certain statistics that reflect historical market conditions:

	WTI Oil (a)	Henry Hub Gas (b)	North American Rig Count (c)	International Rig Count (c)
March 31, 2014	101.58	4.37	2,327	1,337
December 31, 2013	98.42	4.19	2,129	1,320
March 31, 2013	97.23	4.02	2,289	1,287

(a)	Price per barrel of West Texas Intermediate (“WTI”) crude oil of the date indicated at Cushing Oklahoma – Source: Thomson Reuters

(b)	Price per MM/BTU as of the date indicated at Henry Hub Louisiana – Source: Thomson Reuters

(c)	Average rig count for the period indicated – Source: Baker Hughes Rig Count

Oil prices increased during the first three months of 2014, ranging from a high of $104.92 per barrel in early March to a low of $91.89 per barrel in early January. Natural gas ranged from a high of $5.47 MM/BTU in late January to a low of $3.98 MM/BTU in early January. Factors influencing oil and natural gas prices during the period include hydrocarbon inventory levels, realized and expected global economic growth, realized and expected levels of hydrocarbon demand, levels of spare production capacity within the Organization of Petroleum Exporting Countries (“OPEC”), weather and geopolitical uncertainty.

Outlook

In 2014, we expect to achieve improved profitability by focusing the organization on growing our core businesses, making our cost base more efficient, divesting our non-core businesses and reducing our debt.

We expect revenue growth in North America, Europe/SSA/Russia and MENA/Asia Pacific regions while Latin America is expected to decline. Overall margins will improve as a result of lower costs and growth, primarily in our more profitable core businesses. The revenue growth and margins will show improvements throughout the year, but will be stronger in the second half of 2014.

In an effort to make our cost base more efficient, we have completed the initial phase of our previously announced cost reduction initiatives. We have identified over 6,600 positions for reduction, with expected annualized pre-tax cost savings of approximately $450 million. This reduction remains on track to be substantially completed during the first half of 2014. Our strategic business reviews are on-going and we have started eliminating select operating locations identified in these reviews. We expect these actions will bring additional costs savings, both in the form of headcount reductions and other savings that will enable us to deliver on the 7,000 headcount reduction target and the $500 million targeted annualized pre-tax cost savings.

We continually seek opportunities to maximize efficiency and value through various transactions, including purchases or dispositions of assets, businesses and investments or joint ventures. We evaluate our disposition candidates based on the strategic fit within our business and/or objectives. In late 2013, we announced our intention to divest certain non-core business lines (land drilling rigs, drilling fluids, pipeline and specialty services, testing and production services and wellheads) and target dates for completing these divestitures. Upon completion, the cash proceeds from these divestitures will be used to pay down debt.

In 2014 our effective tax rate is expected to be between 25% and 30% and will depend on the geographical mix of earnings. Capital expenditures are estimated at $1.3 billion, or approximately 8% of revenue, for 2014 and will include core and non-core product lines until the divestitures are complete. The continued focus on reducing working capital coupled with improved earnings is expected to generate positive free cash flow during 2014 that will be used primarily to reduce debt.

We believe the long-term outlook for our businesses is favorable. As well production decline rates accelerate and reservoir productivity complexities increase, our clients will continue to face growing challenges securing desired rates of production growth. These challenges increase our customers’ requirements for technologies that improve productivity, efficiency and increase demand for our products and services. These factors provide us with a positive outlook for our core businesses over the longer term. The level of improvement in our businesses in the future will continue to depend heavily on pricing and volume increases, our control of costs and our ability to further penetrate existing markets with our newly developed technologies, as well as to successfully introduce these technologies to new markets.

Results of Operations

The following charts contain selected financial data comparing our consolidated and segment results from operations for three months ended March 31, 2014 and 2013:

	Three Months Ended March 31,
(Dollars in millions, except per share data)	2014	2013
Revenues:
North America	$1,610	$1,692
MENA/Asia Pacific	781	785
Europe/SSA/Russia	664	633
Latin America	541	727
	3,596	3,837
Operating Income (Expense):
North America	194	224
MENA/Asia Pacific	3	42
Europe/SSA/Russia	54	65
Latin America	91	98
Research and Development	(69)	(67)
Corporate Expenses	(47)	(48)
Restructuring Charges	(70)	—
Other Items	(26)	(35)
	130	279

Interest Expense, Net	(126)	(131)
Devaluation of Venezuelan Bolivar	—	(100)
Other, Net	(9)	(13)
Provision for Income Tax	(27)	(5)
Net Income (Loss) per Diluted Share	(0.05)	0.03
Depreciation and Amortization	351	346

Revenues

The following chart contains the percentage distribution of our consolidated revenues by product service line group for three months ended March 31, 2014 and 2013:

	Three Months Ended March 31,
	2014	2013
Formation Evaluation and Well Construction	60%	59%
Completion and Production	40	41
Total	100%	100%

Consolidated revenues decreased $241 million in the first quarter of 2014 compared to the first quarter of 2013. International revenues decreased $159 million, or 7%, in first quarter of 2014 compared to the first quarter of 2013, despite a 4% increase in international average rig count. International revenues include revenues from all segments other than North America. Decreased activity in Latin America, primarily related to the completion of project work in Mexico, and the continued impact of our self-imposed capital discipline driven activity reductions in Venezuela, were the main factors causing the decrease in revenues compared to the same period in 2013. Revenue in our North America segment decreased $82 million, or 5%, in the first quarter of 2014 compared to the first quarter of 2013, despite a 2% increase in North American average rig count. The decrease in revenue was due to reduced demand resulting from the severe winter weather conditions in the United States during the first quarter of 2014.

Operating Income

Consolidated operating income decreased $149 million, or 53%, in the first quarter of 2014 compared to the first quarter of 2013, primarily due to restructuring charges of $70 million, as well as a $43 million increase in losses associated with our legacy contracts in Iraq. The remainder of the operating income decline was principally due to a decline in North America margins reflecting severe winter weather related activity stoppages in the United States Land market, partially offset by the normal seasonal improvement in Canada. Despite the decline in Latin America revenues, its operating income remained relatively flat due to the completion of lower margin project work in Mexico and a continued focus on higher margin activity in Argentina and Brazil.

Other items for the three months ended March 31, 2014 include $26 million primarily related to professional fees related to the divestiture of our non-core businesses, the remediation of our material weakness related to income taxes and our planned redomestication.

Other items for the three months ended March 31, 2013 include income tax restatement and material weakness remediation expenses of $21 million, severance, exit and other charges of $20 million (which includes $5 million in legal and professional fee incurred in conjunction with our prior investigations), partially offset by a $6 million gain related to the sale of our industrial screen business.

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

In early 2014, the Venezuelan government announced its intent to expand the types of transactions that would be subject to the Venezuela’s Complementary System of Foreign Currency Acquirement (“SICAD”) rate, and created a National Center of Foreign Commerce (“CENCOEX”) that would absorb changes to the existing multiple currency exchange rate mechanisms that may be available for a company to exchange funds. In February, the government officially dissolved CADIVI and established CENCOEX, giving them the authority to determine the sectors that will be allowed to buy U.S. dollars in SICAD auctions, and subsequently introduced a more accessible SICAD 2 daily auction exchange market. In March 2014, SICAD 2, a market-based, state-run exchange, was initiated by the Central Bank of Venezuela.

Despite the recent announcements made by the Venezuelan government, there remains a significant degree of uncertainty as to which exchange markets might be available for particular types of transactions. We have not historically participated in the exchanges made available for access to U.S. dollars nor do we have contractual relationships that would require the use of a particular exchange. Because we have sufficient Venezuelan bolivar fuertes (“bolivars”) to settle our bolivar denominated obligations and similarly sufficient U.S. dollars to settle our U.S. dollar denominated obligations, we currently have no forecasted need to participate in the auction-based SICAD exchanges nor sufficient indication that we will ultimately be required to participate in those exchanges and as such, will continue to utilize the rate published in the primary CADIVI/CENCOEX exchange at March 31, 2014 which is 6.3 Venezuelan bolivars per U.S. dollar. The other two legal exchange rates are approximately 11 and 50 Venezuelan bolivars, respectively, to the U.S. dollar. As of March 31, 2014, we had a net monetary asset position denominated in Venezuelan bolivars of approximately $233 million, comprised primarily of accounts receivable and current liabilities. Management is closely monitoring the applicability and viability of this new exchange system.

Interest Expense, Net

Interest expense, net decreased $5 million, or 4%, in the first quarter of 2014 compared to the first quarter of 2013 primarily due to a decrease in our higher coupon senior notes partially offset by an increase in lower cost short-term borrowings in 2014.

Income Taxes

We estimate our annual effective tax rate based on year-to-date operating results and our forecast of operating results for the remainder of the year, by jurisdiction, and apply this rate to the year-to-date operating results. If our actual results, by jurisdiction, differ from the forecasted operating results our effective tax rate can change affecting the tax expense for both successive interim as well as the annual tax results. For the three months ended March 31, 2014, we had a tax provision of $27 million on loss before taxes of $5 million. Our results were impacted by discrete income before tax items, including restructuring charges and project losses of approximately $116 million, with no significant tax benefit.

We are continuously under tax examination in various jurisdictions. We cannot predict the timing or outcome regarding resolution of these tax examinations or if they will have a material impact on our financial statements. We continue to anticipate a possible reduction in the balance of uncertain tax positions by approximately $40 million in the next twelve months due to expiration of statutes of limitations, settlements and/or conclusions of tax examinations.

For the three months ended March 31, 2013, we had a tax provision of $5 million on income before taxes of $35 million. Our effective tax rate for the three months ended March 31, 2013 includes one-time tax benefits due to the devaluation of the Venezuelan bolivar, tax restructuring benefit, enactment of the American Taxpayer Relief Act and decreases in reserves for uncertain tax positions due to statute of limitation expiration and audit settlements, which decreased our effective tax rate for the period to 14%.

Restructuring Charges

In the first quarter of 2014, we announced, as an important step in making our cost base more efficient, a cost reduction plan (“the Plan”), which includes a worldwide workforce reduction that is expected to involve approximately 7,000 employees associated with our core businesses. The restructuring charge for the three months ended March 31, 2014 includes one-time termination (severance) benefits of $66 million and other restructuring charges of $4 million, including contract termination costs and other associated costs that have been or will be incurred. The Company currently estimates that it will recognize pre-tax charges of $125 million to $150 million associated with the Plan. As of March 31, 2014, we have completed approximately 56% of our planned reduction in workforce.

The Plan resulted in a charge of $70 million, $3 million of which is related to the vesting of stock based compensation in accordance with the related employment agreements and $36 million was paid prior to March 31, 2014. We anticipate completing our Plan by the end of 2014.

The following table presents the components of the restructuring charges by segment:

			For the Three Months Ended March 31, 2014
(Dollars in millions)	North America	MENA/Asia Pacific	Europe/SSA/Russia	Latin America	Corporate and Research and Development	Total
Severance and other restructuring charges	$9	$5	$20	$20	$16	$70

The restructuring charges gave rise to certain future liabilities, the components of which are summarized below, and relate to severance accrued as part of the Plan that will be paid pursuant to the respective severance arrangements and statutory requirements.

	March 31, 2014
(Dollars in millions)	North America	MENA/Asia Pacific	Europe/SSA/Russia	Latin America	Corporate and Research and Development	Total
Severance and other restructuring liability	$1	$3	$19	$1	$7	$31

Segment Results

North America

North America segment revenues decreased $82 million, or 5%, in the first quarter of 2014 compared to the first quarter of 2013. North America average rig count increased 2% over the comparable period. The decrease in revenue was due to reduced demand associated with the severe winter weather conditions in the United States that impacted several of our product lines. These declines abated in the latter part of the quarter and were partially offset by an increase in demand for artificial lift products.

Operating income decreased $30 million, or 13%, in the first quarter of 2014 compared to the first quarter of 2013. Declines in operating margin are driven by weather related work stoppages, which contributed to completions and formation evaluation margin declines. Operating margins were 12% in the first quarter of 2014 compared to 13% in the first quarter of 2013. For the three months ended March 31, 2014, we recognized restructuring charges of $9 million in North America.

MENA/Asia Pacific

MENA/Asia Pacific revenues decreased $4 million, or 1%, in the first quarter of 2014 compared to the first quarter of 2013. The lower revenue was due to marginally lower demand for our non-core product lines primarily in Iraq and the Gulf countries.

Operating income decreased $39 million during the first quarter of 2014 compared to the first quarter of 2013. The 2014 decrease in operating income is primarily due to additional losses on our legacy contracts in Iraq. During the first quarter of 2014, we recognized additional estimated project losses of $26 million related to our two percentage of completion contracts. Total estimated losses on these two projects, one of which was completed during the first quarter, were $333 million at March 31, 2014. Total losses from our legacy contracts in Iraq, inclusive of the percentage of completion contracts, were $46 million for the three months ended March 31, 2014 compared to $3 million for the three months ended March 31, 2013. Apart from these results, revenue and margin improvements in Saudi Arabia offset weather related declines in China and Australia. For the three months ended March 31, 2014, we recognized restructuring charges of $5 million in MENA/Asia Pacific.

Europe/SSA/Russia

Revenues in our Europe/SSA/Russia segment increased $31 million, or 5%, in the first quarter of 2014 compared to the first quarter of 2013. The increase in revenues were primarily related to increased activity in Europe and new contracts starting up in Sub-Sahara Africa, which were partially offset by lower activity in Russia where the winter weather conditions were more severe than normal. The region realized strong performances due to increased demand primarily for our well construction products and services.

Operating income decreased $11 million, or 17%, in the first quarter of 2014 compared to the first quarter of 2013. Operating margins were 8% in the first quarter of 2014 and 10% in the first quarter of 2013. The decrease in operating income and margins was driven by a reduction in the equity earnings from our investment in Borets that was sold in the fourth quarter of 2013 and higher operating costs for our formation evaluation and artificial lift service lines. For the three months ended March 31, 2014, we recognized restructuring charges of $20 million in Europe/SSA/Russia including $4 million in contract termination costs.

Latin America

Revenues in our Latin America segment decreased $186 million, or 26%, in the first quarter of 2014 compared to the first quarter of 2013 largely related to the completion of project work in Mexico, and the continued impact of our self-imposed capital discipline driven activity reductions in Venezuela.

Operating income decreased $7 million, or 7%, in the first quarter of 2014 compared to the first quarter of 2013 resulting from a decline in activity associated with lower demand for our artificial lift and formation evaluation services resulting from the completion of project work in Mexico, and lower demand for services in Venezuela. This was partially offset by improved margins for our artificial lift products. Operating margins were 17% in the first quarter of 2014 and 13% in the first quarter of 2013. The improvement in the operating margins was primarily due to the completion of lower margin project work in Mexico and a continued focus on higher margin activity in Argentina and Brazil. For the three months ended March 31, 2014, we recognized restructuring charges of $20 million in Latin America.

Liquidity and Capital Resources

Cash Flows

At March 31, 2014, we had cash and cash equivalents of $367 million compared to $435 million at December 31, 2013. The following table summarizes cash flows provided by (used in) each type of activity, for the three months ended March 31, 2014 and 2013:

	Three Months Ended March 31,
(Dollars in millions)	2014	2013
Net Cash Used in Operating Activities	$(406)	$(11)
Net Cash Used in Investing Activities	(274)	(320)
Net Cash Provided by Financing Activities	605	318

Operating Activities

Cash flows used in operating activities were $406 million in the three months ended March 31, 2014. Our net income decreased by $62 million for the three months ended March 31, 2014 compared to the net income for the three months ended March 31, 2013. Cash flow used in operating activities were driven by the payment of $253 million to settle the FCPA/sanctioned country matters, restructuring charges related to our restructuring plan, the increase in working capital as accounts receivable and inventory balances increased in the first quarter, and the timing of interest payments, as well as payments made as a part of our planned reduction in force. The change in our net working capital used operating cash flows of $284 million.

Investing Activities

The main driver of our investing cash flow activities is capital expenditures for property, plant and equipment. Capital expenditures were $286 million for the three months ended March 31, 2014 and $400 million for the three months ended March 31, 2013. The amount we spend for capital expenditures varies each year based on the type of contracts in which we enter, our asset availability and our expectations with respect to industry activity levels in the following year.

Investing activities also include net cash amounts paid for acquisitions and net proceeds received for sales of assets, businesses and equity investments. Cash proceeds received from dispositions were $14 million for the three months ended March 31, 2014. We did not complete any acquisitions in the three months ended March 31, 2014 compared to $5 million in the three months ended March 31, 2013. While we expect to continue to make business acquisitions when strategically advantageous, our current focus is on disposition of businesses or capital assets that are no longer core to our long-term strategy.

Financing Activities

Our financing activities primarily consisted of borrowing and repayment of long-term and short-term debt. Our short-term borrowings were $625 million in both the three months ended March 31, 2014 and 2013. Total long-term debt repayments were $17 million in the three months ended March 31, 2014 and $304 million in three months ended March 31, 2013, which included the repayment of our senior notes of $294 million in the three months ended March 31, 2013.

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

Committed Borrowing Facility

We maintain a $2.25 billion unsecured, revolving credit agreement (the “Credit Agreement”) with JPMorgan Chase Bank, N.A., as administrative agent, scheduled to mature July 13, 2016. The Credit Agreement can be used for a combination of borrowings, support for our $2.25 billion commercial paper program and issuances of letters of credit. This agreement requires that we maintain a debt-to-total capitalization ratio of less than 60%. We were in compliance with this covenant at March 31, 2014.

The following summarizes our availability under the Credit Agreement at March 31, 2014 (dollars in millions):

Facility	$2,250
Less uses of facility:
Revolving credit facility	700
Commercial paper	848
Letters of credit	43
Availability	$659

On May 1, 2013, we entered into a $300 million, 364-day term loan facility with a syndicate of banks. The facility was fully drawn on May 1, 2013 and was scheduled to mature on April 30, 2014. The terms and conditions of the facility were substantially similar to our $2.25 billion revolving credit agreement. The facility was used for general corporate purposes, including the repayment of other credit facility borrowings and the reduction of outstanding commercial paper.

On April 10, 2014, we entered into a $400 million, 364-day term loan facility with a syndicate of banks. The facility has substantially similar terms and conditions to our previously existing $300 million, 364-day term loan facility, which was scheduled to mature on April 30, 2014. Proceeds from the new facility were used to refinance the existing $300 million, 364-day facility, and for general corporate purposes, including the repayment of short-term debt. The $400 million facility closed and was fully drawn on April 10, 2014 and will mature on April 9, 2015.

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

Cash Requirements

For the remainder of 2014, we anticipate our cash requirements will include payments for working capital needs, capital expenditures and interest payments on our outstanding debt. Our cash requirements may also include opportunistic business acquisitions. Consistent with 2013, we anticipate funding these requirements from cash generated from operations, availability under our existing or additional credit facilities, the issuance of commercial paper and potential proceeds from disposals of businesses or capital assets that are no longer closely aligned with our core long-term growth strategy. Capital expenditures for 2014 are projected to be approximately 8% of our revenues. The amounts we ultimately spend will depend on a number of factors including the type of contracts we enter into, asset availability and our expectations with respect to industry activity levels in 2014. Expenditures are expected to be used primarily to support anticipated near-term growth of our core businesses and our sources of liquidity are anticipated to be sufficient to meet our needs. Capital expenditures were $286 million for the three months ended March 31, 2014.
Cash and cash equivalents of $362 million at March 31, 2014 are held by subsidiaries domiciled outside of Switzerland. Based on the nature of our structure, we are generally able to redeploy cash with no significant incremental tax expense.

Accounts Receivable Factoring

We participate in a program to sell accounts receivable in Mexico to third party financial institutions. We did not sell any accounts receivable during the three months ended March 31, 2014. In the three months ended March 31, 2013, we sold approximately $83 million of accounts receivable. We received cash totaling $79 million and ultimately collected amounts that resulted in a loss of less than $1 million on these sales. Our factoring transactions in the first quarter of 2013 qualified for sale accounting under U.S. GAAP and the proceeds are included in operating cash flows in our Condensed Consolidated Statements of Cash Flows.

Off Balance Sheet Arrangements

Guarantees

Weatherford International Ltd., a Swiss joint-stock corporation (“Weatherford Switzerland”) is the ultimate parent of the Weatherford group and guarantees the obligations of Weatherford International Ltd., a Bermuda exempted company (“Weatherford Bermuda”), and Weatherford International, LLC, a Delaware limited liability company (“Weatherford Delaware”), noted below.

The following obligations of Weatherford Delaware were guaranteed by Weatherford Bermuda at March 31, 2014 and December 31, 2013: (1) 6.35% senior notes and (2) 6.80% senior notes.

The following obligations of Weatherford Bermuda were guaranteed by Weatherford Delaware at March 31, 2014 and December 31, 2013: (1) revolving credit facility, (2) 5.50% senior notes, (3) 6.50% senior notes, (4) 6.00% senior notes, (5) 7.00% senior notes, (6) 9.625% senior notes, (7) 9.875% senior notes, (8) 5.125% senior notes, (9) 6.75% senior notes, (10) 4.50% senior notes and (11) 5.95% senior notes. In 2013, we entered into a 364-day term loan facility, which was an obligation of Weatherford Bermuda guaranteed by Weatherford Delaware as of March 31, 2014.

Letters of Credit and Performance and Bid Bonds

We use letters of credit and performance and bid bonds in the normal course of our business. As of March 31, 2014, we had $857 million of letters of credit and performance and bid bonds outstanding, consisting of $530 million outstanding under various uncommitted credit facilities, $43 million letters of credit outstanding under our Credit Agreement and $284 million of surety bonds, primarily performance bonds, issued by financial sureties against an indemnification from us. These obligations could be called by the beneficiaries should we breach certain contractual or performance obligations. If the beneficiaries were to call the letters of credit under our committed facilities, our available liquidity would be reduced by the amount called.

Derivative Instruments

Fair Value Hedges

We may use interest rate swaps to help mitigate exposures related to changes in the fair values of the associated debt. As of March 31, 2014, we had net unamortized gains of $40 million associated with interest rate swap terminations. These gains are being amortized over the remaining term of the originally hedged debt as a reduction in interest expense. See “Note 9 – Derivative Instruments” to our Condensed Consolidated Financial Statements for additional details.

Cash Flow Hedges

In 2008, we entered into interest rate derivative instruments to hedge projected exposures to interest rates in anticipation of a debt offering. As of March 31, 2014, we had net unamortized losses of $11 million associated with our cash flow hedge terminations. See “Note 9 – Derivative Instruments” to our Condensed Consolidated Financial Statements for additional details.

Other Derivative Instruments

As of March 31, 2014, we had foreign currency forward contracts with aggregate notional amounts of $447 million. These contracts were entered into to hedge exposure to currency fluctuations in various foreign currencies. The total estimated fair value of these contracts and amounts receivable or owed associated with closed contracts at March 31, 2014, resulted in a net liability of $1 million. These derivative instruments were not designated as hedges, and the changes in fair value of the contracts are recorded each period in current earnings in the line captioned “Other, Net” on the accompanying Condensed Consolidated Statements of Operations.

We have cross-currency swaps between the U.S. dollar and Canadian dollar to hedge certain exposures to the Canadian dollar. At March 31, 2014, we had swaps with notional amounts outstanding of $168 million. The total estimated fair value of these contracts at March 31, 2014, resulted in the recognition of a $12 million liability. These derivative instruments were not designated as hedges, and the changes in fair value of the contracts are recorded in current earnings each period in the line captioned “Other, Net” on the accompanying Condensed Consolidated Statements of Operations. See “Note 9 – Derivative Instruments” to our Condensed Consolidated Financial Statements for additional details.

Critical Accounting Policies and Estimates

Our discussion and analysis of our financial condition and results of operation is based upon our consolidated financial statements. We prepare these financial statements in conformity with U.S. generally accepted accounting principles. As such, we are required to make certain estimates, judgments and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the periods presented. We base our estimates on historical experience, available information and various other assumptions we believe to be reasonable under the circumstances. On an on-going basis, we evaluate our estimates; however, actual results may differ from these estimates under different assumptions or conditions. There have been no material changes or developments in our evaluation of the accounting estimates and the underlying assumptions or methodologies that we believe to be critical accounting policies and estimates as disclosed in our Form 10-K, as amended, for the year ended December 31, 2013.

New Accounting Pronouncements

See “Note 16 – New Accounting Pronouncements” to our Condensed Consolidated Financial Statements, included elsewhere in this report.

Forward-Looking Statements

This report contains various statements relating to future financial performance and results, including certain projections, business trends and other statements that are not historical facts. These statements constitute “Forward-Looking Statements” as defined in the Securities Act of 1933, as amended (the “Securities Act”) and the Private Securities Litigation Reform Act of 1995. These forward-looking statements generally are identified by the words “believe,” “project,” “expect,” “anticipate,” “estimate,” “budget,” “intend,” “strategy,” “plan,” “guidance,” “may,” “should,” “could,” “will,” “would,” “will be,” “will continue,” “will likely result,” and similar expressions, although not all forward-looking statements contain these identifying words.

Forward-looking statements reflect our beliefs and expectations based on current estimates and projections. While we believe these expectations, and the estimates and projections on which they are based, are reasonable and were made in good faith, these statements are subject to numerous risks and uncertainties. Accordingly, our actual outcomes and results may differ materially from what we have expressed or forecasted in the forward-looking statements. Furthermore, from time to time, we update the various factors we consider in making our forward-looking statements and the assumptions we use in those statements. However, we undertake no obligation to correct, update or revise any forward-looking statement, whether as a result of new information, future events, or otherwise, except to the extent required under federal securities laws. The following sets forth various assumptions we use in our forward-looking statements, as well as risks and uncertainties relating to those statements. Certain of the risks and uncertainties may cause actual results to be materially different from projected results contained in forward-looking statements in this report and in our other disclosures. These risks and uncertainties include, but are not limited to, those described below under “Item 1A. – Risk Factors” and the following:

•	global political, economic and market conditions, political disturbances, war, terrorist attacks, changes in global trade policies, and international currency fluctuations;

•	our inability to realize expected revenues and profitability levels from current and future contracts;

•	our ability to manage our workforce, supply chain and business processes, information technology systems, and technological innovation and commercialization;

•	increases in the prices and availability of our raw materials;

•	nonrealization of expected reductions in our effective tax rate;

•	nonrealization of expected benefits from our acquisitions or business dispositions and our ability to execute such acquisitions and dispositions;

•	downturns in our industry which could affect the carrying value of our goodwill;

•	member-country quota compliance within OPEC;

•	adverse weather conditions in certain regions of our operations;

•
our ability to obtain the necessary consents and approvals and to complete the Merger (as defined in “Item 1A. – Risk Factors” below) and related transactions and to realize the expected benefits from the Merger;

•	failure to ensure on-going compliance with current and future laws and government regulations, including but not limited to environmental and tax and accounting laws, rules and regulations; and

•	limited access to capital or significantly higher cost of capital related to liquidity or uncertainty in the domestic or international financial markets.

Finally, our future results will depend upon various other risks and uncertainties, including, but not limited to, those detailed in our other filings with the SEC under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and the Securities Act. For additional information regarding risks and uncertainties, see our other filings with the SEC. Our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act are made available free of charge on our web site www.weatherford.com under “Investor Relations” as soon as reasonably practicable after we have electronically filed the material with, or furnished it to, the SEC.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

For quantitative and qualitative disclosures about market risk, see “Part II – Item 7A.– Quantitative and Qualitative Disclosures about Market Risk,” in our Annual Report on Form 10-K, as amended, for the fiscal year ended December 31, 2013. Our exposure to market risk has not changed materially since December 31, 2013, except as described below.

Foreign Currency Exchange Rates

In early 2014, the Venezuelan government announced its intent to expand the types of transactions that would be subject to the Venezuela’s Complementary System of Foreign Currency Acquirement (“SICAD”) rate, and created a National Center of Foreign Commerce (“CENCOEX”) that would absorb changes to the existing multiple currency exchange rate mechanisms that may be available for a company to exchange funds. In February, the government officially dissolved CADIVI and established CENCOEX, giving them the authority to determine the sectors that will be allowed to buy U.S. dollars in SICAD auctions, and subsequently introduced a more accessible SICAD 2 daily auction exchange market. In March 2014, SICAD 2, a market-based, state-run exchange, was initiated by the Central Bank of Venezuela.

Despite the recent announcements made by the Venezuelan government, there remains a significant degree of uncertainty as to which exchange markets might be available for particular types of transactions. We have not historically participated in the exchanges made available for access to U.S. dollars nor do we have contractual relationships that would require the use of a particular exchange. Because we have sufficient Venezuelan bolivar fuertes (“bolivars”) to settle our bolivar denominated obligations and similarly sufficient U.S. dollars to settle our U.S. dollar denominated obligations, we currently have no forecasted need to participate in the auction-based SICAD exchanges nor sufficient indication that we will ultimately be required to participate in those exchanges and as such, will continue to utilize the rate published in the primary CADIVI/CENCOEX exchange at March 31, 2014 which is 6.3 Venezuelan bolivars per U.S. dollar. The other two legal exchange rates are approximately 11 and 50 Venezuelan bolivars, respectively, to the U.S. dollar. As of March 31, 2014, we had a net monetary asset position denominated in Venezuelan bolivars of approximately $233 million, comprised primarily of accounts receivable and current liabilities. Management is closely monitoring the applicability and viability of this new exchange system.

Item 4. Controls and Procedures.

Disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) are designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. This information is collected and communicated to management, including our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), as appropriate, to allow timely decisions regarding required disclosures. Our management, under the supervision and with the participation of our CEO and CFO, evaluated the effectiveness of the design and operation of our disclosure controls and procedures at March 31, 2014. Based on that evaluation, our CEO and CFO concluded that our disclosure controls and procedures were effective as of March 31, 2014.

Our management identified no change in our internal control over financial reporting that occurred during the first quarter ended March 31, 2014 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings.

See “Note 15 – Disputes, Litigation and Contingencies” to our Condensed Consolidated Financial Statements included elsewhere in this report.

Item 1A. Risk Factors.

An investment in our securities involves various risks. You should consider carefully all of the risk factors described in our most recent Annual Report on Form 10-K, Part I, under the heading “Item 1A. – Risk Factors” and other information included and incorporated by reference in this report. We have updated our risk factors affecting our business since those presented in our Annual Report on Form 10-K, as amended, under the heading “Item 1A. – Risk Factors” for the year ended December 31, 2013. Except for the risk factors updated, there have been no material changes in our assessment of our risk factors from those set forth in our Annual Report on Form 10-K. Our updated risk factors are included below.

The anticipated benefits of the proposed merger (the “Merger”) of Weatherford Switzerland into Weatherford International Limited, a newly-formed private Irish limited company and a direct wholly-owned subsidiary of the Company (“Weatherford Ireland”) may not be realized.

We may not realize the benefits we anticipate from the corporate reorganization of Weatherford Switzerland, our current Swiss public holding company, and the group of companies it controls with the merger into Weatherford Ireland. Our failure to realize those benefits could have an adverse effect on our business, results of operations and financial condition. Moreover, as we intend to maintain our Swiss tax residency we do not anticipate any change in taxes as a result of the redomestication.

Our significant operations in foreign countries expose us to currency fluctuation risks or devaluation.

In early 2014, the Venezuelan government announced its intent to expand the types of transactions that would be subject to the Venezuela’s Complementary System of Foreign Currency Acquirement (“SICAD”) rate, and created a National Center of Foreign Commerce (“CENCOEX”) that would absorb changes to the existing multiple currency exchange rate mechanisms that may be available for a company to exchange funds. In February, the government officially dissolved CADIVI and established CENCOEX, giving them the authority to determine the sectors that will be allowed to buy U.S. dollars in SICAD auctions, and subsequently introduced a more accessible SICAD 2 daily auction exchange market. In March 2014, SICAD 2, a market-based, state-run exchange, was initiated by the Central Bank of Venezuela. Because we have sufficient Venezuelan bolivars fuertes (“bolivars”) to settle our bolivar denominated obligations and similarly sufficient U.S. dollars to settle our U.S. dollar denominated obligations, we currently have no forecasted need to participate in the auction-based SICAD exchanges nor sufficient indication that we will ultimately be required to participate in those exchanges and as such, will continue to utilize the rate published in the primary CADIVI/CENCOEX exchange at March 31, 2014 which is 6.3 Venezuelan bolivars per U.S. dollar. The other two legal exchange rates are approximately 11 and 50 Venezuelan bolivars, respectively, to the U.S. dollar. As of March 31, 2014, we had a net monetary asset position denominated in Venezuelan bolivars of approximately $233 million, comprised primarily of accounts receivable and current liabilities. Management is closely monitoring the applicability and viability of this new exchange system.

As a result, we are subject to significant risks, including foreign currency exchange risks resulting from changes in foreign currency exchange rates and the implementation of exchange controls and limitations on our ability to reinvest earnings from operations in one country to fund the capital needs of our operations in other countries.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Under our equity incentive plans, we withhold registered shares to satisfy minimum statutory federal, state and local tax withholding obligations arising on the vesting of restricted stock awards and performance units and the exercise of options. When we withhold these shares, we are required to remit to the appropriate taxing authorities the market price of the shares withheld, which could be deemed a purchase of shares by us on the date of withholding. During the quarter ended March 31, 2014, we withheld shares to satisfy these tax withholding obligations as follows:

Period	No. of Shares	Average Price
January 1 - January 31, 2014	20,635	$14.86
February 1 - February 28, 2014	287,051	15.08
March 1 - March 31, 2014	286,824	16.00

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

All exhibits are incorporated herein by reference to a prior filing as indicated, unless otherwise designated with an asterisk (*) or double asterisk (**).

Exhibit Number	Description	Original Filed Exhibit	File Number
10.1	Weatherford International Ltd. (Switzerland) Executive Non-Equity Incentive Compensation Plan (as amended and restated, February 27, 2014) to be effective February 27, 2014.	Exhibit 10.1 of the Company's Current Report on Form 8-K filed March 4, 2014	File No. 1-34258
10.2	Form of Performance Unit Award Agreement (Shareholder Return) for use under the Weatherford International Ltd. 2010 Omnibus Incentive Plan.	Exhibit 10.2 of the Company's Current Report on Form 8-K filed March 4, 2014	File No. 1-34258
*10.3	Separation Agreement between Weatherford International Ltd. and Nicholas Gee dated February 28, 2014.
*31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
*31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
**32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
**32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
*101
The following materials from Weatherford International Ltd.'s Quarterly Report on Form 10-Q for the quarter ended March 31, 2014, formatted in XBRL (eXtensible Business Reporting Language): (1) the unaudited Condensed Consolidated Balance Sheets, (2) the unaudited Condensed Consolidated Statements of Operations, (3) the unaudited Condensed Consolidated Statements of Comprehensive Income (Loss), (4) the unaudited Condensed Consolidated Statements of Cash Flows, and (5) the related notes to the unaudited Condensed Consolidated Financial Statements.

* Filed with this Form 10-Q.
** Furnished with this Form 10-Q

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Weatherford International Ltd.

By:	/s/ Bernard J. Duroc-Danner
Bernard J. Duroc-Danner
Chief Executive Officer
(Principal Executive Officer)

/s/ Krishna Shivram
Krishna Shivram
Executive Vice President and
Chief Financial Officer
(Principal Financial Officer)

Date: April 29, 2014